Form 10-Q
period 1995-03-31
LESCO INC/OH
filed 1995-05-12
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ending March 31, 1995                 Commission File Number 0-13147

                                  LESCO, INC.
             (Exact name of registrant as specified in its charter)

             OHIO                                      34-0904517
 State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

            20005 Lake Road
           Rocky River, Ohio                             44116
(Address of principal executive offices)               (Zip Code)

                                 (216) 333-9250
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X       No
                                         ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                             Outstanding at
            Class                              May 8, 1995
- -------------------------------             -----------------
Common shares without par value             7,830,238  shares

                         PART I - FINANCIAL STATEMENTS
                                  LESCO, INC.
                                 BALANCE SHEETS

                                              March 31        March 31      December 31
                                                1995            1994            1994
                                              --------        --------      -----------
ASSETS

CURRENT ASSETS
  Cash                                     $  3,418,530    $  4,186,815    $    3,336,984
  Accounts receivable -- net                 50,417,412      41,991,416        38,415,407
  Inventories                                64,100,215      55,165,146        51,676,234
  Prepaid expenses and other assets           3,300,130       3,209,338         3,174,009
                                            -----------     -----------       -----------
     Total Current Assets                   121,236,287     104,552,715        96,602,634

Property, Plant and Equipment                36,764,027      34,821,202        35,992,303
  Less allowance for depreciation
     and amortization                       (19,655,170)    (16,884,951)      (18,926,159)
                                            -----------     -----------       -----------
                                             17,108,857      17,936,251        17,066,144

Other Assets                                    954,753       1,782,503           942,726
                                            -----------     -----------       -----------

     TOTAL ASSETS                          $139,299,897    $124,271,469      $114,611,504
                                            ===========     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 35,003,611    $ 24,627,161      $ 20,667,349
  Other current liabilities                   4,634,937       4,183,789         4,896,094
  Current portion of long-term debt             200,000         200,000           200,000
                                            -----------     -----------       -----------
     TOTAL CURRENT LIABILITIES               39,838,548      29,010,950        25,763,443

Long-Term Debt                               40,596,061      42,177,015        29,541,528
Deferred Federal Income Taxes                 1,132,000       1,006,000         1,132,000

SHAREHOLDERS' EQUITY:
  Preferred shares-- without par value--
     authorized 500,000 shares
  Common shares--without par value--
     19,500,000 shares authorized;
     7,810,513 shares issued and
     7,803,763 outstanding at March 31,
     1995, 7,739,360 at March 31, 1994,
     7,798,923 at December 31, 1994             781,051         774,611           780,567
  Paid-in capital                            23,613,332      22,719,097        23,552,180
  Retained earnings                          33,376,377      28,621,268        33,879,258
  Less treasury shares                          (37,472)        (37,472)          (37,472)
                                            -----------     -----------       -----------

     TOTAL SHAREHOLDERS' EQUITY              57,733,288      52,077,504        58,174,533
                                            -----------     -----------       -----------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $139,299,897    $124,271,469      $114,611,504
                                            ===========     ===========       ===========

                                  LESCO, INC.
                              STATEMENTS OF INCOME

                                      Three Months Ended March 31
                                    -------------------------------
                                         1995             1994
                                    -------------    --------------
Net sales                           $  47,237,127    $   39,317,098

Cost of sales                          31,719,310        26,253,054
                                     ------------     -------------

        GROSS PROFIT ON SALES          15,517,817        13,064,044

Selling, general and
  administrative expenses              16,091,224        13,293,209
                                     ------------     -------------

         LOSS FROM OPERATIONS            (573,407)         (229,165)

Other deductions (income):
  Interest expense                        627,551           483,379
  Other - net                            (377,077)         (411,352)
                                     ------------     -------------
                                          250,474            72,027
                                     ------------     -------------

Loss Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle                   (823,881)         (301,192)

Income taxes                             (321,000)         (117,000)
                                     ------------     -------------
Loss Before Cumulative Effect of
  Change in Accounting Principle         (502,881)         (184,192)

Cumulative effect on prior years
  of changing the method of
  capitalizing certain inventory
  costs                                                   1,149,268
                                     ------------     -------------

            NET (LOSS) INCOME       $    (502,881)   $      965,076
                                     ============     =============
Earnings (Loss) Per Share:
  Loss before cumulative effect
  of change in accounting
  principle                         $       (0.06)   $        (0.02)

  Cumulative effect on prior
  years of changing the method
  of capitalizing certain
  inventory costs                                              0.14
                                     ------------     -------------

    EARNINGS (LOSS) PER SHARE       $       (0.06)   $         0.12
                                     ============     =============

Weighted average number of
  common and common equivalent
  shares outstanding                    7,802,536         7,986,858
                                     ============     =============

                                  LESCO, INC.
                            STATEMENTS OF CASH FLOW


                                                        Three Months Ended
                                                             March 31
                                                  -----------------------------
                                                      1995             1994
                                                  ------------     ------------
OPERATING ACTIVITIES:
  Net (loss) income                               $   (502,881)    $    965,076
  Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
    Cumulative effect of accounting change                           (1,149,268)
    Depreciation and amortization                      784,541          766,870
    Deferred income taxes
    Increase in accounts receivable                (12,338,009)      (9,956,105)
    Provision for uncollectible accounts
     receivable                                        336,004          280,897
    Increase in inventories                        (12,423,981)      (6,112,792)
    Increase in accounts payable                    14,336,262        9,399,419
    Increase in other current items                   (387,278)        (858,735)
    Other                                              (12,027)         (43,437)
                                                   -----------      -----------

  NET CASH USED IN OPERATING ACTIVITIES            (10,207,369)      (6,708,075)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (827,254)        (845,467)
                                                   -----------      -----------
  NET CASH USED BY INVESTING ACTIVITIES               (827,254)        (845,467)

FINANCING ACTIVITIES:
  Proceeds from borrowings                          18,200,000       14,700,000
  Reduction of borrowings                           (7,145,467)      (5,644,740)
  Issuance of common shares                             61,636          229,387
                                                   -----------      -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES         11,116,169        9,284,647
                                                   -----------      -----------

Net Increase in Cash                                    81,546        1,731,105

Cash --  Beginning of the Period                     3,336,984        2,455,710
                                                   -----------      -----------

  CASH - END OF THE PERIOD                        $  3,418,530     $  4,186,815
                                                   ===========      ===========

                                  LESCO, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1994.

Operating results for the three months ended March 31 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

                                  LESCO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's first quarter sales increased $7,920,000, a 20.1% increase to $47,237,000 in 1995 compared to $39,317,000 for the first quarter 1994. All sales channels recognized increases with Service Centers realizing the largest increase of $3,200,000 for the quarter. The Company's Service Center sales on a comparative basis of 103 stores was up 17.3% for the first quarter 1995
compared to 1994.   In addition, both consumable and hard good products sales
increased in the first quarter 1995 over 1994.

Gross profit as a percentage of sales declined slightly from 33.2% for the first quarter 1994 compared to 32.9% in 1995. The Company's consumable products margins declined primarily due to the increasing costs of fertilizer products and due to the competitive marketplace, particularly as it relates to pre-emergent turf protection products. The Company's hard goods products margin increased due primarily to price increases which offset a portion of the consumable goods gross margin decline.

Selling, general and administrative expenses increased to 34.1% of sales for the first quarter 1995 compared to 33.8% in 1994. The increase was $2,798,000, a 21% increase in the first quarter 1995 over 1994 which compares to a sales increase of 20.1%. $1,582,000 of the increase is due to the newly
opened Service Centers during the first quarter 1995 compared to 1994.   The
Company opened 21 new Service Centers in the first quarter of 1995 and had 159 in operation as of March 31, 1995 compared to 121 stores open as of March 31, 1994. In addition, sales expenses increased with the addition of six new Stores-On-Wheels and six Regional Agronomists which were added in the first quarter of 1995. Distribution, delivery, marketing and general administrative expenses all increased at a percent less than the Company's sales growth.

The Company's interest expense increased to $628,000 in the first quarter 1995 compared to $483,000 in 1994. This increase is due to market rate increases in 1995 compared to 1994. Other deductions - net, consist primarily of customer finance charges which totaled $341,000 in the first quarter 1995 compared to $362,000 in 1994.

The Company's effective tax rate for both the first quarter of 1995 and 1994 is 39%.

Financial Condition

The Company's financial condition continued to strengthen with long-term debt reducing to $40,596,000 as of March 31, 1995 compared to $42,177,00 at March
31, 1994.    The Company's long-term debt did increase from $29,541,000 as of
December 31, 1994 in order to fund the seasonal increases required in accounts
receivable and inventories.   Accounts receivable increased to $50,417,000 as
of March 31, 1995 compared to $41,991,000 as of March 31, 1994 and $38,415,000
as of December 31, 1994.    Inventories increased  to $64,100,000 as of March
31, 1995 compared to $55,165,000 as of March 31, 1994 and $51,676,000 as of
December 31, 1994.   Both the accounts receivable (20.1%) and the inventory
(16.2%) increases from March 31, 1994 to March 31, 1995 compare favorably to the Company's sales increase of 20.1% for the first quarter 1995 compared to
1994.   The increase
in inventories is funded by both long-term debt, as noted above, and by accounts payable. Accounts payable as of March 31, 1995 was $35,004,000 compared to $24,627,000 as of March 31, 1994 and $20,667,000 as of December 31, 1994.

As of March 31, 1995 the Company had $11,200,000 remaining available under its revolving credit agreement. Expenditures for capital improvements totaled $827,000 in the first quarter and relates primarily to expenditures for the opening of new Service Centers. In April, the Company exercised a purchase option for its leased Avon Lake, Ohio distribution facility. This facility is approximately 139,000 square feet and its purchase price is slightly in excess of $2,000,000. This transaction is scheduled to be consummated within the next 90 days.

                          PART II - OTHER INFORMATION
                          ---------------------------

Except to the extent as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

        (a)  Exhibits:
                (27)  Financial Data Schedule

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LESCO, INC.


May 8, 1995                             By:          Daniel G. Dunstan
                                            ------------------------------------
                                                     Daniel G. Dunstan
                                        Chief Operating Officer
                                        Executive Vice President/Secretary
                                        Principal Financial Officer