Form 10-Q
period 1995-06-30
LESCO INC/OH
filed 1995-08-11
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ending June 30, 1995             Commission File Number 0-13147
                   -------------                                    ---------

                                  LESCO, INC.
- -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            OHIO                                    34-0904517
- -------------------------------   -------------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

       20005 Lake Road
       Rocky River, Ohio                          44116
- ------------------------------------           -----------
(Address of principal executive offices)       (Zip Code)

                                 (216) 333-9250
                                 ---------------
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No
                                                --------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


                                                      Outstanding at
     Class                                            August   8, 1995
- -------------------------------                       ----------------
Common shares without par value                       7,894,538 shares


                         PART I - FINANCIAL STATEMENTS
                                  LESCO, INC.
                                 BALANCE SHEETS


                                                June 30        June 30      December 31
ASSETS                                           1995           1994            1994
                                             ------------   ------------   -------------
Current Assets:
  Cash                                       $  3,221,203   $  2,716,429   $   3,336,984
  Accounts receivable -- net                   48,950,523     41,534,429      38,415,407
  Inventories                                  63,991,220     53,201,387      51,676,234
  Prepaid expenses and other assets             2,772,021      2,850,700       3,174,009
                                             ------------   ------------   -------------
    Total Current Assets                      118,934,967    100,302,945      96,602,634

Property, Plant and Equipment                  39,429,283     35,133,002      35,992,303
  Less allowance for depreciation and
    amortization                               20,276,536     17,500,880      18,926,159
                                             ------------   ------------   -------------
                                               19,152,747     17,632,122      17,066,144

Other Assets                                      947,397      1,804,066         942,726
                                             ------------   ------------   -------------
      TOTAL ASSETS                           $139,035,111   $119,739,133   $ 114,611,504
                                             ============   ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
  Accounts payable                           $ 25,540,938   $ 19,981,071   $  20,667,349
  Other current liabilities                     6,284,419      6,569,527       4,896,094
  Current portion of long-term debt               200,000        200,000         200,000
                                             ------------   ------------   -------------
    Total Current Liabilities                  32,025,357     26,750,598      25,763,443

Long-Term Debt                                 45,050,120     37,132,066      29,541,528
Deferred Federal Income Taxes                   1,132,000      1,006,000       1,132,000

Shareholders' Equity:
  Preferred shares-- without par value--
    authorized 500,000 shares
  Common shares--without par value--
    19,500,000 shares authorized; outstanding
    7,888,638 shares at June 30, 1995,
    7,761,960 at June 30, 1994,
    7,798,923 at December 31, 1994                789,539        776,871         780,567
Paid-in capital                                24,354,789     22,908,583      23,552,180
Retained earnings                              35,720,778     31,202,487      33,879,258
Less treasury shares (6,750 shares)               (37,472)       (37,472)        (37,472)
                                             ------------   ------------   -------------

  Total Shareholders' Equity                   60,827,634     54,850,469      58,174,533
                                             ------------   ------------   -------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $139,035,111   $119,739,133   $ 114,611,504
                                             ============   ============   =============

                                  LESCO, INC.
                              STATEMENTS OF INCOME

                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE 30                            JUNE 30
                                       1995            1994               1995           1994
                                   ------------    ------------      -------------   ------------
Net sales                          $ 71,464,682    $ 60,505,501      $ 118,701,809   $ 99,822,599

Cost of sales                        47,267,587      39,151,746         78,986,897     65,404,800
                                   ------------    ------------      -------------   ------------

Gross Profit on Sales                24,197,095      21,353,755         39,714,912     34,417,799

Selling, general and
   administrative expenses           18,978,038      15,923,256         35,069,262     29,216,465
                                   ------------    ------------      -------------   ------------

Income from Operations                5,219,057       5,430,499          4,645,650      5,201,334

Other deductions (income):
   Interest expense                     695,961         495,829          1,323,513        979,208
   Other - net                         (603,791)       (440,821)          (980,869)      (852,173)
                                   ------------    ------------      -------------   ------------
                                         92,170          55,008            342,644        127,035
                                   ------------    ------------      -------------   ------------

Income Before Income Taxes and
   Cumulative Effect of Change in
   Accounting Principle               5,126,887       5,375,491          4,303,006      5,074,299

Income taxes                          1,999,000       2,096,000          1,678,000      1,979,000
                                   ------------    ------------      -------------   ------------

Income Before Cumulative Effect of
   Change in Accounting Principle     3,127,887       3,279,491          2,625,006      3,095,299

Cumulative effect on prior years of
   changing the method of capitalizing
   certain inventory costs                   --              --                 --      1,149,268
                                   ------------    ------------      -------------   ------------
NET INCOME                         $  3,127,887    $  3,279,491      $   2,625,006   $  4,244,567
                                   ============    ============      =============   ============
Earnings Per Share:
   Income before cumulative effect
   of change in accounting
   principle                       $        .39    $        .41      $         .32   $        .39

Cumulative effect on prior years of
   changing the method of capitalizing
   certain inventory costs                   --              --                 --            .14
                                   ------------    ------------      -------------   ------------

EARNINGS PER SHARE                 $        .39    $        .41      $         .32   $        .53
                                   ============    ============      =============   ============
Weighted average number of
   common and common equivalent
   shares outstanding                 8,120,617       8,057,180          8,096,422      8,022,019
                                   ============    ============      =============   ============

                                  LESCO, INC.
                            STATEMENTS OF CASH FLOW





                                                SIX MONTHS ENDED JUNE 30
                                             -----------------------------
                                                  1995            1994
                                             -------------   -------------
OPERATING ACTIVITIES:
  Net Income                                 $   2,625,006   $   4,244,567
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Cumulative effect of accounting change                      (1,149,268)
    Depreciation and amortization                1,575,722       1,531,470
    Increase in accounts receivable            (10,881,786)     (9,422,898)
    Provision for uncollectible accounts
      receivable                                   346,670         204,677
    Increase in inventories                    (12,314,986)     (4,149,033)
    Increase in accounts payable                 4,873,589       4,753,329
    Increase in other current items              1,790,313       1,885,641
    Other                                           (4,671)        (65,000)
                                             -------------   -------------

  NET CASH USED BY
  OPERATING ACTIVITIES                         (11,990,143)     (2,166,515)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment     (3,662,325)     (1,305,938)
                                             -------------   -------------

  NET CASH USED BY INVESTING ACTIVITIES         (3,662,325)     (1,305,938)

FINANCING ACTIVITIES:
  Proceeds from borrowings                      46,100,000      35,300,000
  Reduction of borrowings                      (30,591,408)    (31,289,689)
  Issuance of common shares                        811,581         421,133
  Cash dividend                                   (783,486)       (698,272)
                                             -------------   -------------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES                          15,536,687       3,733,172
                                             -------------   -------------


Net (Decrease) Increase in Cash                   (115,781)        260,719
Cash --  Beginning of the Period                 3,336,984       2,455,710
                                             -------------   -------------

  CASH - END OF THE PERIOD                   $   3,221,203   $   2,716,429
                                             =============   =============


                                  LESCO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE A - Basis of Presentation
- ------------------------------

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

Operating results for the six months ended June 30, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

                                  LESCO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

For the second quarter ended June 30, 1995, the Company increased sales $10,959,000, an 18.1% increase from $60,506,000 in 1994 to $71,465,000 in 1995.
Sales for the six months ended June 30, 1995 increased $18,879,000 which represents an 18.9% increase over 1994 sales of $99,823,000 to $118,702,000 in 1995. Sales of both hard goods and consumable goods increased at approximately the same rate as the Company's overall sales for the quarter and year-to-date 1995 compared to 1994. All sales groups increased for both the three months and six months ended June 30, 1995 compared to 1994. Same store sales for the Company's Service Centers increased in 1995 over 1994 by 17.5% for the second quarter and 17.4% year-to-date.

Gross profit as a percentage of sales was 33.9% for the second quarter 1995 compared to 35.3% for 1994 and 33.5% for the six months ended June 30, 1995 compared to 34.5% in 1994. The reason for the decline in gross profit margins is due to fertilizer and combination products (which contain fertilizer) margins both of which declined for the quarter and year-to-date periods in 1995 compared to 1994. The principal raw material used in the Company's fertilizers is urea which is an agricultural-commodity driven product. The marketplace cost for urea has increased in excess of 50% in the last year which has reduced fertilizer margins. Due to the rapid increase in urea cost, the Company was unable to pass along 100% of the cost increase to customers. Most of the fertilizer margin shortfall was offset by improved margins in the remaining product lines.

The Company's selling, general and administrative expenses for the second
quarter 1995 were 26.6% of sales compared to 26.3%   in 1994.  The main cause
for the $3,055,000 increase in selling, general and administrative expenses in the second quarter 1995 compared to 1994 is the $1,402,000 cost increase due to the increase in Service Centers from 131 in operation as of June 30, 1994 to 169 as of June 30, 1995. The six month selling, general and administrative expenses in 1995 were 29.5% of sales compared to 29.2% for 1994. The total dollar increase in 1995 was $5,853,000 over 1994 with $2,984,000 of this increase representing the additional Service Centers in operation as noted above. Selling expenses also increased for Golf Course Sales for the quarter and year-to-date with 65 Golf Course Sales territories in operation in 1995 compared to 59 in 1994 and the employment of 12 Regional Golf Course Agronomists in 1995 compared to 6 in 1994. Remaining selling, general and administrative expenses were relatively constant as a percentage of sales for the second quarter and for the six months ended June 30, 1995 compared to 1994.

Interest expense for both the quarter and six months ended June 30, 1995 increased over comparable periods for 1994. This increase is due to both interest rate increases and increased borrowings. Other deductions -- net include customer finance charges which total $569,000 for the second quarter 1995 compared to $706,000 in 1994 and $910,000 for the six months 1995 compared to $1,068,000 in 1994.

The Company's effective tax rate for the second quarter and year-to-date 1995 and 1994 is 39%.

Financial Condition
- --------------------

Total assets are $139,035,000 as of June 30, 1995 compared to $119,739,000 at June 30, 1994 and $114,612,000 at December 31, 1994. The principal reason for the increase from June 30, 1994 to 1995 is the increase in sales volume while the increase from December 31, 1994 to June 30, 1995 is principally due to the Company's seasonal nature. Inventories increased to $63,991,000 as of June 30, 1995 from $53,201,000 as of June 30, 1994, a 20.3% increase. This compares
with the sales increase of  18.9%.   Inventories increased primarily due to the
number of Service Centers and Golf Course Trucks in operation in 1995 compared to 1994. As of December 31, 1994, inventories totaled $51,676,000. The increase from December 31, 1994 to June 30, 1995 relates both to the sales volume increase and the seasonal nature of the Company. Accounts receivable also increased from $41,534,000 at June 30, 1994 to $48,951,000 at June 30,
1995, a 17.9% increase. At December 31, 1994, accounts receivable totaled $38,415,000 with the increase to June 30, 1995 also related to sales volume and the seasonal nature of the Company.

The funding for these increases was provided by long-term debt and accounts payable. The principal change in the Company's long-term debt is additional borrowings under its revolving credit agreement which totaled $38,300,000 as of June 30, 1995, $30,200,000 as of June 30, 1994 and $22,700,000 as of December
31, 1994. Accounts payable increased from $19,981,000 at June 30, 1994 to $25,541,000 at June 30, 1995, a 27.8% increase. As of December 31, 1994, accounts payable totaled $20,667,000. The June to June increase relates to business volume and the December to June increase reflects the seasonality of the Company's business.

As of June 30, 1995, the Company had $6,700,000 available for borrowing under its revolving credit agreement. Expenditures for capital improvements totaled $3,662,000 for the first six months of 1995. Included in the capital improvements is the purchase of the Company's previously leased Avon Lake distribution facility for approximately $2 million. The remaining capital expenditures relate primarily to the opening of 31 new Service Centers in 1995. Management believes its credit position will allow for capital improvements and seasonal working capital needs.

                          PART II - OTHER INFORMATION
                          ---------------------------

Except to the extent as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On May 17, 1995, the Registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:


     Election of Directors for a One-Year Term
     -----------------------------------------

                                              Votes "For"                   Votes "Withheld"
                                             -----------                   ----------------
     Drexel Bunch                             6,517,973                         24,890
     Robert F. Burkhardt                      6,531,798                         11,065
     Paul H. Carleton                         6,516,498                         26,365
     David H. Clark                           6,530,998                         11,865
     Daniel G. Dunstan                        6,531,698                         11,165
     J. Martin Erbaugh                        6,531,309                         11,554
     Stanley M. Fisher                        6,530,598                         12,265
     William A. Foley                         6,530,398                         12,465
     F. Leon Herron Jr.                       6,516,748                         26,115
     William B. Nicol                         6,515,298                         27,565
     Karl E. Ware                             6,529,948                         12,915


     Adoption of a Directors' Stock Option Plan effective March 3, 1995
     ------------------------------------------------------------------

                                                 For             Against          Abstain/Broker Non-Votes
                                                 ---             -------          ------------------------
     Directors' Stock Option Plan            6,247,430           212,288                     83,145


No other matters were brought before the shareholders for a vote.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits:
                  (27) Financial Data Schedule

                                   SIGNATURES
                                   ----------



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LESCO, INC.




August  8, 1995                         By:  Daniel G. Dunstan
- ---------------                              ______________________________
                                             Chief Operating Officer
                                             Executive Vice President/Secretary
                                             Principal Financial Officer