Form 10-Q
period 1995-09-30
LESCO INC/OH
filed 1995-11-14
CIK 745394

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ending  September  30, 1995          Commission File Number 0-13147
                    -------------------                                 -------

                                 LESCO, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           OHIO                                       34-0904517
-------------------------------        ----------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      20005 Lake Road
      Rocky River, Ohio                                  44116
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

                                (216) 333-9250
                               -----------------
                       (Registrant's telephone number,
                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No
                                                 -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                  Outstanding at
             Class                                November 13, 1995
--------------------------------                  -------------------
Common shares without par value                   7,946,088 shares

                                                            LESCO, INC.
                                                          BALANCE SHEETS

                                                                     September 30         September 30         December 31
ASSETS                                                                  1995                  1994                 1994
------                                                               ------------         ------------         ------------
Current  Assets:
  Cash                                                               $  3,053,589         $  2,096,536         $  3,336,984
  Account receivable - net                                             53,463,438           40,536,906           38,415,407
  Inventories                                                          62,008,535           52,248,211           51,676,234
  Prepaid expenses and other assets                                     2,741,467            3,493,604            3,174,009
                                                                     ------------         ------------         ------------
    Total Current Assets                                              121,267,029           98,375,257           96,602,634

Property, Plant and Equipment                                          41,002,857           35,660,293           35,992,303
  Less allowance for depreciation and amortization                    (20,912,105)         (18,260,591)         (18,926,159)
                                                                     ------------         ------------         ------------
                                                                       20,090,752           17,399,702           17,066,144

Other Assets                                                              970,897            1,258,355              942,726
                                                                     ------------         ------------         ------------
    TOTAL ASSETS                                                     $142,328,678         $117,033,314         $114,611,504
                                                                     ============         ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                   $ 28,273,190         $ 22,561,186         $ 20,667,349
  Other current liabilities                                             6,821,120            5,420,708            4,896,094
  Current portion of long-term debt                                       200,000              200,000              200,000
                                                                     ------------         ------------         ------------
    Total Current Liabilities                                          35,294,310           28,181,894           25,763,443

Long-term Debt                                                         42,204,082           30,386,905           29,541,528
Deferred Federal Income Taxes                                           1,132,000            1,006,000            1,132,000

Shareholders' Equity:
  Preferred shares-- without par value--authorized
    500,000 shares
  Common shares-- without par value--
    19,500,000 shares authorized; outstanding
    7,946,088 shares at September 30, 1995,
    7,792,798 at September 30, 1994,
    7,798,923 at December 31, 1994                                        795,284              779,955              780,567
  Paid-in capital                                                      24,820,473           23,279,818           23,552,180
  Retained earnings                                                    38,120,001           33,436,214           33,879,258
  Less treasury shares (6,750 shares)                                     (37,472)             (37,472)             (37,472)
                                                                     ------------         ------------         ------------
  Total Shareholders' Equity                                           63,698,286           57,458,515           58,174,533
                                                                     ------------         ------------         ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                 $142,328,678         $117,033,314         $114,611,504
                                                                     ============         ============         ============

                                                  LESCO, INC.
                                              STATEMENTS OF INCOME

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30                         SEPTEMBER 30
                                        -----------------------------        -----------------------------
                                            1995             1994                1995             1994
                                        -----------       -----------        ------------      -----------
Net sales                               $69,429,264       $57,254,964        $188,131,073      $157,077,563

Cost of sales                            46,891,580        37,707,569         125,878,477       103,114,859
                                        -----------       -----------        ------------      ------------

Gross Profit on Sales                    22,537,684        19,547,395          62,252,596        53,962,704

Selling, general and
  administrative expenses                18,644,137        16,005,617          53,713,399        45,219,592
                                        -----------       -----------        ------------      ------------

Income from Operations                    3,893,547         3,541,778           8,539,197         8,743,112

Other deductions (income):
  Interest expense                          731,396           479,824           2,054,909         1,459,032
  Other - net                              (771,073)         (599,773)         (1,751,942)       (1,451,946)
                                        -----------       -----------        ------------      ------------
                                            (39,677)         (119,949)            302,967             7,086
                                        -----------       -----------        ------------      ------------

Income Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle                    3,933,224         3,661,727           8,236,230         8,736,026

Income taxes                              1,534,000         1,428,000           3,212,000         3,407,000
                                        -----------       -----------        ------------      ------------

Income Before Cumulative Effect of
  Change in Accounting Principle          2,399,224         2,233,727           5,024,230         5,329,026

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                                                                         1,149,268
                                        -----------       -----------        ------------      ------------

NET INCOME                              $ 2,399,224       $ 2,233,727        $  5,024,230      $  6,478,294
                                        -----------       -----------        ------------      ------------

Earnings Per Share:
  Income before cumulative effect
  of change in accounting principle     $       .30       $       .28        $        .62      $        .67

  Cumulative effect of changing
  the method of capitalizing
  certain inventory costs                                                                               .14
                                        -----------       -----------        ------------      ------------

  NET INCOME PER SHARE                  $       .30       $       .28        $        .62      $        .81
                                        ===========       ===========        ============       ===========

Weighted average number of
  common and common equivalent
  shares outstanding                      8,105,317         8,048,593           8,099,388         8,030,877
                                        ===========       ===========        ============       ===========

                                         LESCO, INC.
                                   STATEMENTS OF CASH FLOW

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                           -----------------------------------
                                                                1995                  1994
                                                           -------------         -------------
OPERATING ACTIVITIES:
   Net Income                                              $   5,024,230         $   6,478,294
   Adjustments to reconcile net income to net cash
     (used) provided by operating activities:
        Cumulative effect of accounting change                                      (1,149,268)
        Depreciation and amortization                          2,406,431             2,294,100
        Increase in accounts receivable                      (15,885,402)           (8,843,405)
        Provision for uncollectible accounts receivable          837,371               622,707
        Increase in inventories                              (10,332,301)           (3,195,857)
        Increase in accounts payable                           7,605,841             7,333,444
        Change in other current items                          2,357,568                93,918
        Other                                                    (28,171)              480,711
                                                           -------------         -------------
        NET CASH (USED)PROVIDED  BY
        OPERATING ACTIVITIES                                  (8,014,433)            4,114,644

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                  (5,431,039)           (1,836,148)
                                                           -------------         -------------
        NET CASH USED IN INVESTING ACTIVITIES                 (5,431,039)           (1,836,148)


FINANCING ACTIVITIES:
   Proceeds from borrowings                                   59,800,000            71,400,000
   Reduction of borrowings                                   (47,137,446)          (74,134,850)
   Issuance of common shares                                   1,283,009               795,452
   Cash dividend                                                (783,486)             (698,272)
                                                           -------------         -------------
        NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                                  13,162,077            (2,637,670)
                                                           -------------         -------------

   Net decrease in cash                                         (283,395)             (359,174)
   Cash - beginning of the period                              3,336,984             2,455,710
                                                           -------------         -------------
        CASH - END OF THE PERIOD                           $   3,053,589         $   2,096,536
                                                           =============         =============

                                  LESCO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE A - Basis of Presentation
------------------------------

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

Operating results for the three months and nine months ended September 30, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

                                  LESCO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

The Company's sales for the three months ended September 30, increased $12,174,000, a 21.3% increase to $69,429,000 in 1995 compared to $57,255,000 in
1994. Year-to-date sales increased $31,054,000, a 19.8% increase to $188,131,000 compared to 1994 sales of $157,078,000. The rate of growth for the Company's consumable goods for the quarter and year-to-date were slightly higher than the Company average while the growth rate for hard goods for both the quarter and year-to-date were slightly below the Company average. Sales for each of the Company's sales groups continued to expand for both the quarter and year-to-date periods with Service Center sales recognizing the largest dollar increase. Same store sales for Service Centers increased 1995 over 1994 by 19.3% for the quarter and 18.1% year-to-date.

Gross profit as a percentage of sales was 32.5% for the third quarter 1995 compared to 34.1% in 1994 and 33.1% year-to-date 1995 compared to 34.4% in 1994. Fertilizer margins continued to adversely affect the Company's overall margin performance for both the third quarter and year- to-date results. The Company continues to monitor pricing in the fertilizer marketplace. In addition, the Company has increased communication to its customers regarding the current fertilizer market conditions. The Company's hard goods product margins have increased for both the quarter and year-to-date 1995 over 1994; however, these margin increases did not completely offset the reduction in fertilizer product margins.

The Company's selling, general and administrative expenses declined to 26.9% of sales in 1995 compared to 28.0% in the third quarter of 1994 and 28.6% year-to-date 1995 compared to 28.8% in 1994. Overall, selling, general and administrative expenses increased $2,639,000 in third quarter 1995 over 1994 and $8,494,000 year-to-date 1995 over 1994. The principal reason for the dollar increase in selling, general and administrative expenses is due to the expansion of Service Centers to 173 in operation as of September 30, 1995 compared to 137 as of September 30, 1994. The increase in Service Center operating expenses in the third quarter 1995 over 1994 was $1,638,000 and year-to-date was $4,622,000. Other selling expenses also increased in 1995 due to the increase in number of the Company's Golf Course sales representatives to 65 in 1995 compared to 59 in 1994 and Regional Golf Course Agronomists to 12 in 1995 compared to six in 1994.

Interest expense for both the quarter and year-to-date 1995 increased over comparable periods for 1994 due to both increased borrowing levels and rate increases. Other deductions -- net include customer finance charges which totaled $710,000 for the third quarter 1995 compared to $602,000 in 1994 and $1,619,000 in year-to-date 1995 compared to $1,369,000 in 1994.

The Company's effective tax rate for the third quarter and year-to-date 1995 and 1994 is 39%.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of September 30, 1995, the Company's total assets were $142,329,000 compared to $117,033,000 at September 30, 1994 and $114,612,000 at December 31, 1994.
The principal reason for the increase from September 30, 1995 from 1994 is accounts receivable which increased $12,927,000, a 31.9% increase to $53,463,000 in 1995 from $40,537,000. The increase in receivables is due to the Company's increase in sales plus increased customer participation in the early-order dating programs. The Company's receivables were $38,415,000 as of December 31, 1994. Inventories increased to $62,009,000 at September 30, 1995 compared to $52,248,000 at September 30, 1994 and $51,676,000 at December 31, 1994. The increase in inventories is due principally to the increase in the Company's sales volume and expansion in the number of Service Centers and Golf Course sales locations.

The funding for the above increases was provided primarily by increases in long-term debt and accounts payable. Long-term debt increased to $42,204,000 as of September 30, 1995 compared to $30,387,00 as of September 30, 1994 and $29,542,000 as of December 31, 1994. Accounts Payable increased to $28,273,000 as of September 30, 1995 compared to $22,561,000 as of September 30, 1994 and $20,667,000 as of December 31, 1994. The increase in payables is directly related to the increases in inventories while debt and equity increases fund
the remaining increases in assets.   As of September 30, 1995, the Company had
$9,500,000 available for borrowing under its $45 million revolving credit agreement.

Expenditures for capital improvements totaled $5,431,000 for the nine-months ended September 30, 1995. These expenditures include the purchase by the Company of a distribution facility previously leased in Avon Lake, Ohio which totaled approximately $2 million. The remaining capital expenditures relate to the opening of 35 new Service Centers in 1995 and to improvements in the Company's information systems. Management believes sufficient credit is available to allow for current anticipated capital improvements and seasonal working capital requirements.

                          PART II - OTHER INFORMATION
                          ---------------------------

Except to the extent as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a)    Exhibits:
       (27) Financial Data Schedule

                                   SIGNATURES
                                   ----------


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LESCO, INC.




November 13, 1995                      By:     Daniel G. Dunstan
-----------------                          -----------------------------------
                                                   Daniel G. Dunstan
                                       Chief Operating Officer
                                       Executive Vice President/Secretary
                                       Principal Financial Officer