Form 10-K
period 1995-12-31
LESCO INC/OH
filed 1996-03-27
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995                 Commission File No. 0-13147

                                  LESCO, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                              34-0904517
      (State or other jurisdiction of                             (I.R.S. Employer
       incorporation or organization)                            Identification No.)

             20005 Lake Road,                                           44116
            Rocky River, Ohio                                         (Zip Code)
(Address of principal executive offices)

                                 (216) 333-9250
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange on
                 Title of each class                                which registered
                        None                                         Not Applicable
                 -------------------                           -------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                    ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Shares held by nonaffiliates on March 18, 1996: approximately $92,300,000.

Number of Common Shares outstanding on March 18, 1996:  7,986,088.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in 1996 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I

Item 1.  Business

General

         The Registrant was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms "Company," "LESCO" and "Registrant" refer to LESCO, Inc.

         The Company is engaged in the manufacture and sale of an extensive line of golf course and lawn care products which are marketed throughout the United States, primarily under the LESCO name. These products include fertilizers, turf protection products, grass seed, turf care equipment and replacement parts and golf course accessories. The Company's customers include golf courses, lawn care companies, landscapers, municipalities, theme parks and industrial concerns. Products are marketed directly through the Company's sales organization, which includes localized service centers and a fleet of LESCO tractor trailers operated by salesmen trained in turf care management. The Company's operations constitute a single industry segment.

Products

         The Company manufactures and sells an extensive line of turf care products to the green industry, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names "LESCO(TM)," "LESCO Products" and, as of January 1996, "Pro-Lawn Products." In addition, the Company sells a diverse line of turf products under the manufacturer's brand name.

         Sales by product line for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                       Year Ended
                                                                       ----------
                                                                (Net sales in thousands)


                                                                        December 31
                                         -------------------------------------------------------------------------
                                                  1995                      1994                      1993
                                         ---------------------      --------------------      --------------------
                                         Net Sales     Percent      Net Sales    Percent      Net Sales    Percent
                                         ---------     -------      ---------    -------      ---------    -------
Consumable goods                         $184,545        76.4%      $154,408       75.5%      $124,330       74.8%

Hard goods                                 57,122        23.6%        50,115       24.5%        41,873       25.2%
                                         --------       ------      --------      ------      --------      ------

Total                                    $241,667       100.0%      $204,523      100.0%      $166,203      100.0%
                                         ========       ======      ========      ======      ========      ======

Consumable Goods

         Turf Control Products. The Company offers a full line of turf control products including herbicides, insecticides and fungicides. These products control weeds, insects and fungal diseases for turf, trees, shrubs and landscape beds. The Company's turf control products include its LESCO BioChoice(TM) alternative product line. In addition, in order to offer its customers a more complete product line, the Company sells turf control products produced by other major manufacturers.

         Fertilizer. The Company sells a broad assortment of standard fertilizers, including combination products which combine fertilizer with turf control products. The Company also custom-blends fertilizer according to its customers' specifications. The Company's fertilizers include specialized products for golf course applications including greens, tees and fairways, products for use in the lawncare industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form although specialized liquid formulations are also available.

         The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea fertilizer, and the Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of overfertilization. ELITE(R) is the Company's premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on greens, tees and fairways.

         Grass Seed. The Company markets LESCO and other brands of grass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of grass seed with growers in the Pacific Northwest and Western Canada for cool season grasses and in California, Florida and Georgia for warm season grasses. The Company has more than 16,500 production acres under contract in these regions. The Company's seed line includes 28 proprietary varieties as well as 21 standard blends and mixtures.

Hard Goods

         Equipment and Accessories. The Company manufactures a broad line of equipment including reel mowers, such as greens and fairway mowers, rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad line of handheld power tools and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups and flagpoles. Equipment sales are supported by field equipment specialists, a toll-free hotline staffed by trained technicians and repair facilities in the Service Centers. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

         Other. The Company offers underground irrigation equipment and systems, protective gear (such as goggles, masks and gloves), and hand tools (such as tree pruners, shovels and rakes). These products are produced for the Company by third parties.

Product Improvement and Development

         The Company's research and development efforts focus on improvements to and development of new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. The Company also has a number of agreements with state universities which test turf control products, grass seed and fertilizers for the Company.

Marketing and Distribution

         LESCO Service Centers(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company opened 35 new Service Centers in 1995 and had 173 Service Centers in operation as of December 31, 1995. The Company plans to open twenty Service Centers in 1996. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. The Company may face increased competition in this market.

         LESCO Stores-on-Wheels(SM). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of Stores-on-Wheels consisting of 65 tractor trailers. These trucks are well-stocked with a wide variety of turf care products, all of which are sold directly from the trucks.

         Conventional Sales Force. The Company's conventional sales representatives are strategically located in the various markets served by the Company and sell to large customers such as national and regional lawn care companies. Sales through this distribution channel, which typically generate lower gross margins than the Service Centers and Stores-on-Wheels, have declined as a percentage of total net sales as the number of Service Centers and Stores-on-Wheels has increased.

         Other. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company's outside sales force. The Company distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country. In addition, the Company markets its products internationally principally through foreign distributors.

         Technical Experience of Sales Personnel. Most of the Company's salespersons are agronomists or horticultural specialists or have had prior experience with lawn care companies or golf courses. The Company believes that the training and experience of its salespersons have helped promote customer reliance on the Company's technical expertise with respect to existing turf care products and new product development in the turf care industry.

Manufacturing and Suppliers

         Fertilizers and Combination Products. Poly Plus(R) sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and retard the release of nutrients. Uncoated fertilizers are blended in accordance with Company or customer specifications. Combination products are processed by impregnating fertilizers with technical grade herbicides, insecticides or fungicides. Raw materials used in the manufacture of fertilizer are nitrogen, phosphorus, potash and sulfur.

         Turf Protection Products. In producing both liquid and granular turf protection products, the Company purchases technical-grade or highly concentrated chemicals and blends them with various solvents, emulsifiers and surfactants purchased from various suppliers.

         Turf Care Equipment, Replacement Parts and Golf Course Accessories. Certain turf care equipment and replacement parts are manufactured and assembled by the Company, primarily at its Sebring, Florida facilities. The Company purchases metal components and performs such aspects of manufacturing as stamping, bending, cutting, welding, drilling, grinding and punching of parts such as mower reels and bedknives. The Company also assembles greens mowers, fairway mowers, rotary mowers, aerators, turf renovators, spreaders, sprayers and other turf care equipment at Sebring using components acquired from a variety of suppliers or parts manufactured by the Company. Additional equipment and parts, as well as most golf course accessories, are manufactured by various contractors with tooling, dies and molds owned by the Company.

         Sources of Supply. It is the Company's policy to have multiple sources of supply or acceptable substitutes for all raw materials and metal components which the Company uses in manufacturing or assembling its products. The only exception to this policy is the Company's purchase of proprietary products.

Competition

         The Company competes with a number of companies within each of its product lines including national, regional and local distributors, turf care product manufacturers and retailers such as mass merchandisers, local nurseries and hardware stores. Some of these national competitors have greater name brand recognition than the Company. The Company's principal competitors for its turf control, fertilizer and grass seed product lines include Andersons, Lebanon, Scott's, Terra, United Horticultural Supply and Vigoro. The Company's principal competitors for equipment are Jacobsen, John Deere, Ransomes, Scag and Toro. The Company, however, believes that it is the only national company that supplies a full range of products and sells directly to the commercial user. The Company competes primarily on the basis of service to customers and product quality, selection and price.

Seasonality and Backlog

         The Company's business is seasonal since the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has acted to reduce variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 1995 and 1994 was $4,100,000 and $3,900,000, respectively.

Employees

         As of December 31, 1995, the Company had 1,008 full-time employees, of which 325 were involved in manufacturing, assembly and warehouse operations, 444 in sales-related activities and 239 in management and administration. Of the total number of full-time employees, 592 are salaried and 416 are hourly employees. At the Company's Martins Ferry facility, 84 employees are represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

Environmental Matters

         Turf control products sold by the Company are subject to registration by the EPA and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While the Company's turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge the Company's advertising materials.

         Fertilizer products are currently regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations will not change in the future or that the Company's registration in any state will not be challenged. The Company is also required to obtain permits from a number of governmental agencies in order to conduct various aspects of its business. These permits are subject to modification and revocation, which could impair the Company's ability to conduct its business in the manner in which and at the places at which it is presently conducted.

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. There are no such reserves for environmental matters at December 31, 1995.

Insurance

         The Company maintains comprehensive general liability insurance coverage (which includes product liability insurance coverage) at levels which the Company believes are prudent and most cost-effective. The Company's insurance program includes significant deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflect trends in the liability insurance industry and are not unique to the Company. The Company regularly evaluates the cost-effectiveness as compared to the risks assumed in determining its insurance program.

Item 2.  Properties

         The Company owns its principal executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand. The Company maintains sales offices at each of the following locations, except its executive offices. Detail by location is as follows:

Location (1)                          Principal Use                                Square Feet     Status
------------                          -------------                                -----------     ------
Rocky River, OH           Executive offices                                           41,000       Owned

Avon Lake, OH             Blending of seed and distribution center                   139,000       Owned

Charlotte, NC             Distribution Center for various products                    57,600       Leased(2)

Martins Ferry, OH         Manufacturing facility and distribution center for         234,000       Owned(3)
                          fertilizers, including sulfur-coated fertilizers, and
                          turf control products

Sebring, FL               Manufacturing facility for fertilizers; manufacturing      241,000       Leased(4)
                          and assembly of turf care equipment, replacement parts
                          and golf course accessories; and distribution center
                          for principal products

Silverton, OR             Distribution center and blending of grass seed              66,200       Leased(5)

Wellington, OH            Manufacturing facility for turf control products and        60,000       Owned
                          distribution center for principal products

Windsor, NJ               Distribution center for principal products                  37,000       Owned(6)

(1) Does not include Service Centers or Stores-on-Wheels. As of December 31, 1995, the Company operated 173 Service Centers of which two are owned and 171 are in leased facilities ranging in size from 2,500 to 7,200 square feet. The Company owns or leases its 65 tractor-trailer Stores-on-Wheels.

(2) This facility is subject to a lease expiring in 1998. The Company has an option to renew the lease for a three-year term.

(3) The facilities are subject to mortgages in the aggregate amount of $6,624,000 as of December 31, 1995.

(4) These facilities consist of nine buildings; two are leased month-to-month and the remainder are subject to leases expiring in 1996 and 2000. It is the Company's intent to renew these leases upon expiration of their current terms.

(5) This facility is subject to a fifteen year lease expiring in 2009 which includes an option to purchase.

(6) The facility is subject to a mortgage in the amount of $234,000 as of December 31, 1995.

In January 1996, the Company completed the purchase of certain assets of the Pro-Lawn Division of Agway, Inc. and intends to distribute Pro-Lawn products from the six Agway distribution centers used by Pro-Lawn prior to the acquisition which total approximately 125,000 square feet.

Item 3.  Legal Proceedings

         No legal proceedings are pending to which the Company is a party or to which any of its property is subject other than litigation incidental to the conduct of its business and which in the aggregate is not material to the operations of the Company as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the Company's executive officers, including their respective positions with the Company.

                 Name                           Age                                  Position
                 ----                           ---                                  --------
                 William A. Foley               48          Chairman of the Board, President and Chief Executive Officer

                 John M. Freise                 50          Vice President, Service Centers

                 Philip R. Gardner              52          Vice President, Lawn Care Sales and National Accounts

                 C. Thomas Smith                47          Vice President, Operations

                 Michael A. Sotak               41          Vice President, Marketing


         William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board of Directors in October 1994 following the death of James I. FitzGibbon. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From January 1988 to October 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division from 1984 to 1988, and was Vice President - Sales and Marketing for Anchor Hocking Corporation from 1970 to 1984, a producer of glass products. Mr. Foley is also a director of Alltrista Corporation, a consumer and industrial products manufacturing company, Associated Estates Realty Corporation, a real estate investment trust, and Libbey, Inc., a producer of glass products.

         John M. Freise joined the Company in 1995 as Vice President, Service Centers. From 1991 to 1995, Mr. Freise was a Regional Vice President Store Operations and Vice President/General Merchandise/Hardlines for Roses Stores, a regional discount store chain. Mr. Freise was District Manager (Director Level) from 1990 to 1991, and from 1987 to 1990 was District Manager of Target Stores, a national discount retailer.

         Philip R. Gardner is Vice President, Lawn Care Sales and National Accounts. From March 1991 until February 1995 he served as Executive Vice President, Sales of the Company, and served as Vice President, Sales from January 1985 until March 1991. Mr. Gardner joined the Company in September 1976, was promoted to Regional Sales Manager in 1979 and Southeast Sales Manager in 1983.

         C. Thomas Smith joined the Company is 1994 as Vice President, Operations. From 1979 to 1994, Mr. Smith was Group Director, Advanced Manufacturing at Frigidaire Co., a manufacturer of household major appliances. From 1978 to 1979, Mr. Smith was Manager, Materials and Production at Anderson IBEC, a manufacturer of food processing equipment. From 1970 to 1977, Mr. Smith was a Senior Buyer, Mfg. & Capital Equipment at Babcock & Wilcox Co., a manufacturer of power operation equipment.

         Michael A. Sotak joined the Company in 1994 as Vice President, Marketing. From 1991 to 1993, Mr. Sotak was a Director of Marketing at Pitman-Moore, Inc., now known as Mallinckrodt Veterinary, Inc., Division of Mallinckrodt, Inc. Mr. Sotak also held the following positions with Pitman-Moore, Inc.: 1989 to 1991, Director of Business Management; 1988 to 1989, Director, International Marketing; and, 1987 to 1988, National Sales Manager. From 1978 to 1987, Mr. Sotak was Senior Product Manager of Schering-Plough Corporation, a pharmaceutical manufacturer and marketer.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol LSCO. The following are high and low market prices by quarter:

                                    1995                          1994
                            -------------------            -------------------
         Quarter Ended      High            Low            High            Low
         -------------      ----            ---            ----            ---
         March 31           15-3/4          12-3/4         17-3/4          12-1/2
         June 30            17-3/4          14-1/4         17              12-3/4
         September 30       15-5/8          12-3/4         16-1/2          13-1/2
         December 31        15-1/8          13             16-1/4          12-1/2

         The Company paid an annual dividend of $.10 per Common Share in 1995 and $.09 in 1994. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note C of Notes to Financial Statements.

         As of March 18, 1996 there were approximately 1,000 holders of record of the Company's Common Shares.

Item 6.  Selected Financial Data

                               Five Year Summary
                  (Amounts in Thousands Except Per Share Data)

Year ended                                                  December 31                                 November 30
----------                                          ----------------------------------------------      -----------

                                                        1995         1994         1993        1992         1991
                                                        ----         ----         ----        ----         ----
Statement of Income Data:

Net Sales                                            $241,667     $204,523     $166,203    $145,704     $131,401
Cost of sales                                         160,576      133,826      108,703      97,782       88,711
                                                    ------------------------------------------------------------

Gross Profit on Sales                                  81,091       70,697       57,500      47,922       42,690

Selling, general and
 administrative expenses                               72,670       61,246       49,786      41,313       37,024
                                                    ------------------------------------------------------------

Income from Operations                                  8,421        9,451        7,714       6,609        5,666

Other deductions-net                                      585           71          189         550        1,459
                                                    ------------------------------------------------------------

Income Before Income Taxes
and Cumulative Effect of
Change in Accounting Principle                          7,836        9,380        7,525       6,059        4,207

Income taxes                                            3,009        3,608        2,765       2,202        1,588
                                                    ------------------------------------------------------------

Income Before Cumulative Effect
of Change in Accounting Principle                       4,827        5,772        4,760       3,857        2,619

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                                            1,149
                                                    ------------------------------------------------------------

Net Income                                           $  4,827     $  6,921     $  4,760    $  3,857     $  2,619
                                                    ============================================================

Earnings Per Share:

Income before cumulative effect
  of change in accounting principle                      $.59         $.72         $.68        $.60         $.43

Cumulative effect on prior years of
  changing the method of
  capitalizing certain
  inventory costs                                                      .14
                                                    ------------------------------------------------------------

Earnings Per Share                                    $   .59         $.86         $.68        $.60         $.43
                                                    ============================================================

Cash dividends per
  common share                                           $.10         $.09         $.08        $.07         $.05
Weighted average number of
  common and common
  equivalent shares
  outstanding                                       8,116,740    8,034,387    6,963,994   6,438,024    6,153,693

Year ended                                            December 31                        November 30
----------                        -------------------------------------------------      -----------

                                      1995         1994         1993         1992           1991
                                      ----         ----         ----         ----           ----
Balance Sheet Data:
Working capital                    $ 85,950     $ 70,839      $ 65,414     $ 56,873        $ 46,957
Total assets                       $137,821     $114,612      $104,471     $ 95,882        $ 90,355
Long-term debt, net
  of current portion               $ 43,258     $ 29,542      $ 33,122     $ 45,499        $ 38,193
Shareholders' equity               $ 63,878     $ 58,175      $ 50,883     $ 29,453        $ 26,435

Notes:

         A. In December 1991, the Company changed its fiscal year ending November 30 to a calendar year ending December 31.

         B. All per share data have been adjusted to give effect to a 3-for-2 stock split completed by the Company in July 1993.

         C. Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company sales rose to a record level in 1995 increasing 18.2% to $241,667,000 compared to $204,523,000 in 1994 which was a 23.1% increase over 1993 sales of $166,203,000. All of the Company's sales groups reflected growth with Service Centers contributing the largest increase for both years. This increase was due to the expansion of Service Centers in operation to 173 from 138 and 103 as of December 31, 1995, 1994 and 1993, respectively, and the maturation of existing stores. Same store sales for 1995 increased 16.7% compared to a 10.1% increase in 1994. The Company's Golf Course sales group reflected growth of 13.2% in 1995 over 1994 and 15.1% in 1994 over 1993. This sales group calls directly on golf course superintendents and operates the Company's Stores-on-Wheels which increased in number to 65 as of December 31, 1995 compared to 59 as of December 31, 1994 and 55 at December 31, 1993. In 1996, the Company intends to expand the Service Center group by 20 stores and three additional golf course Stores-on-Wheels.

         The Company's earnings per share were $.59 per share in 1995 compared to $.72 per share in 1994, exclusive of the $.14 per share cumulative effect of an accounting change, and $.68 per share in 1993. As discussed below, the decrease in earnings is primarily due to fertilizer margin pressures and the continued expansion of sales facilities for future growth.

         Sales of consumable goods increased 19.5% to $184,545,000 in 1995 compared to $154,408,000 in 1994 which increased 24.2% over 1993 sales of $124,330,000. All components of this category, fertilizers, turf protection products, combination products and grass seed, recorded sales increases in both 1995 and 1994. Hard goods, primarily equipment, increased to $57,122,000 in 1995, a 14% increase over 1994 sales of $50,115,000, which increased 19.7% over 1993 sales of $41,873,000. The Company anticipates future growth in both product categories through increases in its sales force and new product introductions.

         The Company's gross profit as a percent of sales was 33.6% in 1995 compared to 34.6% in 1994 and 1993. The 1995 margin decrease was the result of increasing cost of urea, the Company's major component in fertilizers, which increased at a greater rate than price increases to customers. The market price of urea increased over 30% in the fourth quarter of 1994 and continued this year-to-year increase through the first nine months of 1995. For the year 1995, margins on fertilizer products were down 4.4% from 1994 margins. The Company increased prices to its customers in 1995 and has negotiated urea supply contracts for 1996 which will positively impact the Company's fertilizer margins in 1996. Gross profit margins on hard goods were up slightly in 1995 compared to

1994. Margins for 1994 compared to 1993 were unchanged due to hard goods margin increases offsetting the decline in consumable goods margins.

Selling, general and administrative expenses were 30.1% of sales in 1995 compared to 29.9% in 1994 and 30% in 1993. Selling expense is the largest component of this cost and increased 29.2% to $37,818,000 in 1995 compared to $29,282,000 in 1994 which was an increase of 26.7% over $23,113,000 in 1993.
Selling expense is driven by the Company's Service Centers costs.   The number
of Service Centers in operation have increased from 83 stores as of year-end 1992 to 173 stores as of year-end 1995. Golf Course Stores-on-Wheels also increased during this period from 51 to 65 operating units. The Company's distribution and delivery expenses have remained relatively unchanged as a percentage of sales for the three-year period while general and administrative expenses have declined from 6.8% of sales in 1993 to 6.2% in 1994 and 5.7% in 1995.

         Interest expense increased to $2,831,000 in 1995 from $1,931,000 in 1994 and $2,195,000 in 1993. The primary reason for the 1995 increase was increased borrowing levels with interest rates affecting expense to a lesser degree. In late 1993, the Company's offering of common stock generated $16,600,000 in proceeds which was used to reduce debt. This reduced borrowing levels for 1994 and thereby related interest expense. Other -- net consists primarily of customer finance charges which total $2,148,000 in 1995 compared to $1,834,000 in 1994 and $1,965,000 in 1993.

         The Company's effective tax rate was 38.4% in 1995 compared to 38.5% in 1994 and 36.7% in 1993. The rate is inclusive of federal, state and local rates with the change from 1993 to 1994 reflecting additional state and local taxes due to the Company's geographic expansion.

         Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed. The cumulative effect of this change was to increase net income in 1994 by $1,149,000 (net of $735,000 in income taxes) or $.14 per share. The Company's earnings per share, exclusive of the cumulative effect of the accounting change, were $.72 per share in 1994 compared to $.68 in 1993.

Financial Position

         The Company's debt to total capitalization ratio was .40 as of December 31, 1995 compared to .34 as of year-end 1994 and .39 as of year-end 1993. This increase was due primarily to the funding of the increase in working capital and investment in capital assets. Accounts receivable increased $9,279,000 as of December 31, 1995 compared to year-end 1994 and $6,099,000 at year-end 1994 over 1993, a 24.2% and 18.9% increase, respectively. These increases relate to sales increases of 18.2% in 1995 and 23.1% in 1994 with 1995 reflecting an increase in early-order dating program receivables due in the spring of 1996. Inventories increased $9,097,000 as of December 31, 1995 compared to year-end 1994 and $4,508,000 at year-end 1994 over 1993, a 17.6% and 9.6% increase respectively. The increase in inventories relates primarily to the increase in the number of Services Centers and Stores-on-Wheels in operation as well as a planned shift to earlier production as the Company moves from principally a "made-to-order" to a "ship-from-stock" system. This change was prompted by spring seasonal demand exceeding the Company's production capacity and is designed to improve customer service performance through higher order fill rates.

         During 1995, the Company's expenditures for capital additions and improvements totaled $7,609,000 which included the purchase and improvements of its Avon Lake, Ohio distribution facility of $2,731,000, and expenditures for information system technology of approximately $2,200,000 with the remaining amount primarily for Service Center and Stores-on-Wheels expansion. The primary expenditures planned for 1996 include the expansion of the Windsor, New Jersey distribution facility, continued advancements in information technology, 20 new Service Centers and three new Stores-on-Wheels. The funding for these investments will be provided by operations, the Company's credit facility or by specific project financing.

         In January 1996, the Company increased its maximum available line of credit from $45,000,000 to $70,000,000 through September 1996. This additional borrowing capacity will provide for 1996 seasonal needs and Pro-Lawn acquisition financing. The original credit facility matures in September 1998, is unsecured and does not have a prepayment penalty. Interest is payable at the bank's prevailing prime rate or at alternative rates based on

LIBOR or CD options as elected by the Company. At December 31, 1995, the Company had available $8,400,000 under its then existing $45,000,000 line of credit.

         Effective January 22, 1996, the Company completed the cash purchase of certain assets of Agway, Inc.'s Pro-Lawn Division for $11,200,000. The agreement includes acquisition of Pro-Lawn's inventories and certain fixed assets, the sales organization and key administrative personnel, all Pro-Lawn
licenses/trademarks and supply and distribution agreements.   Pro-Lawn's sales
for the fiscal year ended June 30, 1995 approximated $30 million.


Item 8.  Financial Statements and Supplementary Data

         The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages:

         Report of Ernst & Young LLP, Independent Auditors                                         F-1

         Balance Sheets--December 31, 1995 and 1994                                                F-2

         Statements of Income--Years ended December 31, 1995, 1994 and 1993                        F-4

         Statements of Shareholders' Equity--Years ended December 31, 1995, 1994 and 1993          F-5

         Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993                    F-6

         Notes to Financial Statements                                                             F-7


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Reference is made to the information set forth under the captions "Election of Directors" and "Business Experience of Directors and Nominees" in the Proxy Statement, which information is incorporated herein by reference.

         The information required with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Registrant." All officers serve at the discretion of the Board of Directors.


Item 11.  Executive Compensation

         Reference is made to the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2).  Financial Statements and Financial Statement Schedules.

         The following financial statements of LESCO, Inc. are included in
         Item 8:

         Balance Sheets--December 31, 1995 and 1994

         Statements of Income--Years ended December 31, 1995, 1994 and 1993

         Statements of Shareholders' Equity--Years ended December 31, 1995, 1994 and 1993

         Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993

         Notes to Financial Statements

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  See Exhibit Index.

(b) The Registrant has not filed any current report on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         LESCO, Inc.


         By /s/ William A. Foley
           ----------------------
                William A. Foley


         Date:  March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                          Title                             Date
                 ----------                                         -----                             ----
                 /s/William A. Foley                     President, Chairman, Chief             March 27, 1996
                 -------------------                     Executive Officer and Director
                 William A. Foley

                 /s/Paul D. Arling                       Acting Chief Financial Officer         March 27, 1996
                 -------------------
                 Paul D. Arling

                 /s/Drexel Bunch                         Director                               March 27, 1996
                 ---------------
                 Drexel Bunch

                 /s/Robert F. Burkhardt                  Director                               March 27, 1996
                 ----------------------
                 Robert F. Burkhardt

                 /s/Paul H. Carleton                     Director                               March 27, 1996
                 -------------------
                 Paul H. Carleton

                                                         Director                               March   , 1996
                 -----------------
                 David H. Clark

                 /s/J. Martin Erbaugh                    Director                               March 27, 1996
                 --------------------
                 J. Martin Erbaugh

                 /s/Stanley M. Fisher                    Director                               March 27, 1996
                 --------------------
                 Stanley M. Fisher

                 /s/Michael FitzGibbon                   Director                               March 27, 1996
                 ---------------------
                 Michael FitzGibbon

                 /s/F. Leon Herron                       Director                               March 27, 1996
                 -----------------
                 F. Leon Herron

                                                         Director                               March   , 1996
                 -------------
                 Lee Howley

                 /s/Karl E. Ware                         Director                               March 27, 1996
                 ---------------
                 Karl E. Ware

                                  LESCO, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX

Exhibit
Number           Description of Document
-------          -----------------------
3(a)1            Amended Articles of Incorporation of the Registrant.

3(b)1            Amended Code of Regulations of the Registrant.

4(a)2            Specimen certificate for the Registrant's Common Shares.

4(c)3            Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant.

4(d)1            Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County
                 of Belmont, Ohio Industrial Development Revenue Bonds).

4(e)1            Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the
                 Registrant.

4(f)             Amended Articles of Incorporation of the Registrant (appears as Exhibit 3(a) above).

4(g)             Amended Code of Regulations of the Registrant (appears as Exhibit 3(b) above).

10(a)4           LESCO, Inc. Stock Investment and Salary Savings Plan and Trust, as amended and restated.

10(e)3           Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (appears as
                 Exhibit 4(c) above).

10(g)1           Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the
                 Registrant (appears as Exhibit 4(e) above).

10(k)3           1992 Stock Incentive Plan.

10(l)5           Stock Bonus Plan (appears as Exhibit 4(d) to Registrant's Form S-8).

10(o)1           Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County
                 of Belmont,  Ohio  Industrial  Development  Revenue  Bonds) (appears as Exhibit 4(d) to Registrant's Form 10-K for fiscal year 1987).

10(p)6           Employment Agreement by and between the Registrant and William A. Foley.

10(q)7           Amendment to the Credit Agreement dated January 18, 1996.

10(r)4           Credit Agreement dated September 30, 1994 among National City Bank, PNC Bank, National Association, NBD Bank, N.A.,
                 National City Bank, as agent, and the Registrant (the "Credit Agreement").

10(s)4           Consulting Agreement by and between the Registrant and Robert F. Burkhardt.

23 7             Consent of Ernst & Young LLP, Independent Auditors.

27 7             Financial Data Schedule.

Exhibit
-------
1   Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ended November 30, 1987 (File No. 0-13147).

2   Incorporated by reference to exhibits, with the corresponding exhibit numbers filed by Registrant with its
    Registration Statement on Form S-1 (File No. 2-90900).

3   Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1992.

4   Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1994.

5   Incorporated by reference to exhibits, with the corresponding exhibit numbers, unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 33-22685).

6   Incorporated by reference to exhibits, with the corresponding exhibit numbers filed by Registrant with its
    Registration Statement on Form S-2  (File No. 33-67348).

7   Filed herewith.

                          EXECUTIVE COMPENSATION PLANS
                                 AND ARRANGEMENTS


         Exhibits 10(a), 10(k), 10(1) and 10(p) are compensation plans in which executive officers participate.

              Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
LESCO, Inc.

We have audited the accompanying balance sheets of LESCO, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LESCO, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in Note B to the financial statements, in 1994 the Company changed its method of accounting for certain inventory costs.



                               ERNST & YOUNG LLP


Cleveland, Ohio
February 2, 1996

LESCO, INC.
BALANCE SHEETS

                                                                          December 31
                                                                ------------------------------
                                                                    1995             1994
                                                               --------------    -------------
ASSETS
CURRENT ASSETS
  Cash                                                         $    2,619,515   $    3,336,984
  Accounts receivable, less
    allowance of $2,500,000                                        47,694,739       38,415,407
  Inventories                                                      60,773,248       51,676,234
  Prepaid expenses and other assets                                 4,415,189        3,174,009
                                                               -------------     -------------
                                        TOTAL CURRENT ASSETS      115,502,691       96,602,634

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                498,772          264,658
  Buildings and improvements                                       13,006,881       10,219,497
  Machinery and equipment                                          21,399,112       19,798,666
  Trucks and automobiles                                            1,694,123        1,933,564
  Furniture and fixtures                                            6,272,862        3,775,918
                                                               -------------     -------------
                                                                   42,871,750       35,992,303

  Less allowance for depreciation
    and amortization                                               21,430,906       18,926,159
                                                               -------------     -------------
                                                                   21,440,844       17,066,144

OTHER ASSETS                                                          877,688          942,726
                                                               -------------     -------------
                                                TOTAL ASSETS   $  137,821,223   $  114,611,504
                                                               ==============   ==============

                                                                          December 31
                                                                -------------------------------
                                                                    1995             1994
                                                                -------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $   23,670,302   $   20,667,349
  Salaries, wages and profit sharing                                1,329,083        1,119,222
  Other liabilities and accrued expenses                            4,353,634        3,776,872
  Current portion of long-term debt                                   200,000          200,000
                                                               --------------   --------------
                                   TOTAL CURRENT LIABILITIES       29,553,019       25,763,443

LONG-TERM DEBT                                                     43,257,818       29,541,528

DEFERRED INCOME TAXES                                               1,132,000        1,132,000

SHAREHOLDERS' EQUITY:
  Preferred shares--without par value--
    authorized 500,000 shares
  Common shares--without par value--
    19,500,000 shares authorized; 7,956,738 shares issued
    and 7,949,988 shares outstanding in 1995; 7,805,673
    shares issued and 7,798,923 shares outstanding in 1994            795,674          780,567
  Paid-in capital                                                  25,197,613       23,552,180
  Retained earnings                                                37,922,571       33,879,258
  Less treasury shares                                                (37,472)         (37,472)
                                                               --------------   --------------
                                  TOTAL SHAREHOLDERS' EQUITY       63,878,386       58,174,533
                                                               --------------   --------------
                                      TOTAL LIABILITIES AND
                                        SHAREHOLDERS' EQUITY   $  137,821,223   $  114,611,504
                                                               ==============   ==============

See notes to financial statements.

LESCO, INC.
STATEMENTS OF INCOME

FOR THE YEARS ENDED                                          December 31
                                          ----------------------------------------------
                                              1995              1994            1993
                                          ------------    --------------    ------------
Net sales                                 $241,666,554    $  204,523,327    $166,203,286

Cost of sales                              160,575,974       133,826,179     108,703,117
                                          ------------    --------------    ------------
                  GROSS PROFIT ON SALES     81,090,580        70,697,148      57,500,169

Selling, general and
  administrative expenses                   72,669,868        61,245,743      49,785,941
                                          ------------    --------------    ------------

                 INCOME FROM OPERATIONS      8,420,712         9,451,405       7,714,228

Other deductions (income):
  Interest expense                           2,830,837         1,930,606       2,194,908
  Other - net                               (2,245,924)       (1,859,271)     (2,006,121)
                                          ------------    --------------    ------------
                                               584,913            71,335         188,787
                                          ------------    --------------    ------------
Income Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle                       7,835,799         9,380,070       7,525,441

Income taxes                                 3,009,000         3,608,000       2,765,000
                                          ------------    --------------    ------------
Income Before Cumulative Effect of
  Change in Accounting Principle             4,826,799         5,772,070       4,760,441

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                                      1,149,268
                                          ------------    --------------    ------------
                             NET INCOME   $  4,826,799    $    6,921,338    $  4,760,441
                                          ============    ==============    ============
Earnings Per Share:
  Income before cumulative effect
  of change in accounting principle       $        .59    $          .72    $        .68

  Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                                            .14
                                          ------------    --------------    ------------
                     EARNINGS PER SHARE   $        .59    $          .86    $        .68
                                          ============    ==============    ============
Weighted average number of
  common and common equivalent
  shares outstanding                         8,116,740         8,034,387       6,963,994
                                          ============    ==============    ============

See notes to financial statements.

LESCO, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Shares
                                          ---------------------       Paid-In       Retained     Treasury
                                           Shares       Dollars       Capital       Earnings      Shares
                                         ----------  ----------    ------------   ----------    ---------
Balance at January 1, 1993                4,210,083  $   421,458   $  5,663,828   $23,404,946   $(37,472)


  Adjustment for 3-for-2 stock split      2,124,077      212,633       (213,627)

  Issuance of common shares               1,375,575      137,558     17,042,471

  Dividends paid--$.08 per share                                                     (509,195)

  Net income                                                                        4,760,441

                                         ----------  -----------   ------------   -----------   --------
Balance at December 31, 1993              7,709,735      771,649     22,492,672    27,656,192    (37,472)

  Issuance of common shares                  89,188        8,918      1,059,508

  Dividends paid--$.09 per share                                                     (698,272)

  Net income                                                                        6,921,338

                                         ----------  -----------   ------------   -----------   --------
Balance at December 31, 1994              7,798,923      780,567     23,552,180    33,879,258    (37,472)

  Issuance of common shares                 151,065       15,107      1,645,433

  Dividends paid--$.10 per share                                                     (783,486)

  Net income                                                                        4,826,799

                                         ----------  -----------   ------------   -----------   --------
Balance at December 31, 1995              7,949,988  $   795,674   $ 25,197,613   $37,922,571   $(37,472)
                                         ==========  ===========   ============   ===========   ========





See notes to financial statements.

LESCO, INC.
STATEMENTS OF CASH FLOW


FOR THE YEARS ENDED                                                               December 31
                                                               ------------------------------------------------
                                                                     1995             1994             1993
                                                               ---------------   --------------   -------------
OPERATING ACTIVITIES:
  Net income                                                   $     4,826,799   $    6,921,338   $    4,760,441
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
    Cumulative effect of accounting change                                           (1,149,268)
    Depreciation and amortization                                    3,233,945        3,118,850        2,935,824
    Deferred income taxes                                              291,000          271,000         (566,000)
    Increase in accounts receivable                                (10,314,238)      (7,170,513)      (1,989,270)
    Provision for uncollectible accounts receivable                  1,034,906        1,071,314        1,917,919
    Increase in inventories                                         (9,097,014)      (2,623,880)      (8,201,196)
    Increase (decrease) in accounts payable                          3,002,953        5,439,607         (633,336)
    Change in other current items                                     (385,092)          78,766          645,198
    Other                                                               65,038          796,340           87,588
                                                               ---------------   --------------   --------------
                                NET CASH (USED) PROVIDED BY
                                       OPERATING ACTIVITIES         (7,341,703)       6,753,554       (1,042,832)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment - net                   (7,608,645)      (2,327,340)      (3,122,712)
  Proceeds from sale of land and building                                                                600,000
                                                               ---------------   --------------   --------------
                      NET CASH USED IN INVESTING ACTIVITIES         (7,608,645)      (2,327,340)      (2,522,712)


FINANCING ACTIVITIES:
  Proceeds from borrowings                                          81,400,000       84,600,000       52,500,000
  Reduction of borrowings                                          (67,683,710)     (88,180,227)     (64,876,911)
  Issuance of common shares                                          1,300,075          733,559       17,026,035
  Cash dividends                                                      (783,486)        (698,272)        (509,195)
                                                               ---------------   --------------   --------------
                               NET CASH PROVIDED (USED) BY
                                       FINANCING ACTIVITIES         14,232,879       (3,544,940)       4,139,929

                                                               ---------------   --------------   --------------
Net (decrease) increase in cash                                       (717,469)         881,274          574,385
Cash -- beginning of the year                                        3,336,984        2,455,710        1,881,325
                                                               ---------------   --------------   --------------
                                   CASH -- END OF THE YEAR     $     2,619,515   $    3,336,984   $    2,455,710
                                                               ===============   ==============   ==============

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

LESCO, INC.

NATURE OF BUSINESS

The Company is engaged in a single business segment which is the manufacture and marketing of turf care products, including turf control products, fertilizer, grass seed and equipment, to the professional sector of the green industry. Substantially all of the Company's accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer's financial condition, and generally, collateral is not required. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions by management and actual results may differ from these estimates.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories: Inventories are valued principally at the lower of cost (average cost method) or market and consist of $3,174,000 and $2,762,000 in raw materials and $57,599,248 and $48,914,234 in work-in-process and finished goods at December 31, 1995 and 1994, respectively.

Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years with machinery, equipment and other depreciable assets over five to 12 years. Expenditures for maintenance and repairs are charged to income as incurred. Additions and improvements are capitalized.

Earnings Per Common Share: Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

Finance Charges: Other - net in the accompanying statements of income includes $2,148,000, $1,834,000 and $1,965,000 in customer finance charges in 1995, 1994 and 1993, respectively.

NOTE B--CHANGE IN INVENTORY ACCOUNTING METHOD

Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed. The Company believes this method of accounting provides a better measurement of the Company's results of operation by more closely matching expenses with revenues. The cumulative effect of this change at January 1, 1994 was an increase in net income of $1,149,268 (net of $735,000 in income taxes) or $.14 per share.
The effect of the change during 1994 was to increase income before cumulative effect of change in accounting principle by $61,000 with no effect on earnings per share.

Pro forma net income, assuming the change in accounting principle is applied retroactively to 1993, is $5,772,000 (1994) and $4,940,000 (1993) compared to
reported net income of $6,921,000 (1994) and $4,760,000 (1993).   Proforma
earnings per share are $.72 (1994) and $.71 (1993) compared to reported earnings per share of $.86 (1994) and $.68 (1993).

LESCO, INC.

NOTE C--LONG-TERM DEBT

Long-term debt consists of the following:

                                                          December 31
                                              ----------------------------------
                                                  1995                  1994
                                              -----------            -----------
Credit agreement                              $36,600,000            $22,700,000
Industrial revenue bond                         5,875,000              5,875,000
Other, principally notes payable
  secured by real estate and
  equipment with interest at 5%                   982,819              1,166,528
                                              -----------            -----------
                                               43,457,819             29,741,528
Less current portion                              200,000                200,000
                                              -----------            -----------
                                              $43,257,819            $29,541,528
                                              ===========            ===========

The credit agreement, which matures on September 30, 1998, provides for a maximum line of $45,000,000, is unsecured and has no prepayment penalty. Interest is payable at the bank's prevailing base rate (8.5% at December 31, 1995) or at alternative rates elected by the Company as provided by the agreement (ranging from 6.25% to 6.96% at December 31, 1995), together with a
 .125% commitment fee for the unused portion of the credit line ($8,400,000 at December 31, 1995). In January 1996, the Company increased its maximum available line of credit to $70,000,000 through September 1996 to provide 1996 seasonal financing and financing for the Pro-Lawn acquisition.

In June 1995, the Company executed a seven-year, $7,000,000 notional amount interest rate swap agreement which converts existing floating rate debt for 6.335% fixed rate debt. If the Company was to terminate this agreement, at December 31, 1995 the estimated cost would be $258,000.

The industrial revenue bond is due in 2014. Interest is payable quarterly at a rate based on market rates for comparable tax-exempt debt (5.5% at December 31, 1995). Under certain circumstances, the Company may convert the interest rate to a fixed rate. The industrial revenue bond is secured by mortgages on property and equipment acquired with the proceeds (net book value of $8,000,000 at December 31, 1995).

The revolving credit agreement and industrial revenue bond contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments ($1.5 million); maintenance of certain operating and financial ratios and maintenance of minimum net worth ( $53,400,000 at December 31, 1995). The carrying amount of the Company's long-term debt approximates fair value at December 31, 1995 based upon consideration of current market rates.

The annual maturities of long-term debt for the years 1997 through 2000 are $191,000, $36,693,000, $87,000 and $92,000, respectively.

Interest payments were $2,770,000, $2,017,000 and $2,230,000 in the years ended December 31, 1995, 1994, and 1993, respectively.

LESCO, INC.

NOTE D--LEASES

The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 1995, 1994 and 1993, was approximately $8,900,000, $7,070,000 and $5,130,000, respectively. Future minimum lease payments are as follows:

              Year Ended December 31                  Total
              ----------------------               -----------
                      1996                         $ 6,904,000
                      1997                           6,111,000
                      1998                           5,619,000
                      1999                           4,545,000
                      2000                           3,973,000
               2001 and thereafter                  13,989,000
                                                   -----------
                                                   $41,141,000
                                                   ===========

NOTE E--INCOME TAXES

The provision for income taxes applicable to income before cumulative effect of change in accounting principle consists of the following:

                                                     Years Ended December 31
                                          ----------------------------------------------
                                             1995              1994              1993
                                          ----------        ----------        ----------
Current                                   $2,784,000        $3,929,000        $3,331,000
Deferred (Benefit)                           225,000          (321,000)         (566,000)
                                          ----------        ----------        ----------
Provision for income taxes                $3,009,000        $3,608,000        $2,765,000
                                          ==========        ==========        ==========


The provision for income taxes differs from the Federal statutory rate as follows:

                                                     Years Ended December 31
                                          ----------------------------------------------
                                             1995              1994              1993
                                          ----------        ----------        ----------
Income taxes at statutory rate            $2,665,000        $3,190,000        $2,560,000
State and local income taxes
  net of federal income tax
  benefit                                    250,000           350,000           346,000
Other                                         94,000            68,000          (141,000)
                                          ----------        ----------        ----------
Provision for income taxes                $3,009,000        $3,608,000        $2,765,000
                                          ==========        ==========        ==========

Income tax payments were $4,562,000, $4,022,000 and $2,706,000 in 1995, 1994 and 1993, respectively.

LESCO, INC.

NOTE E--INCOME TAXES (continued)

For Federal income tax purposes, the Company has a tax loss carryover of $569,000 which is deductible ratably over a two-year period. The tax loss carryover expires in 2006.

The significant components of deferred tax assets and liabilities are as follows:

                                              December 31, 1995                        December 31, 1994
                                       ------------------------------          --------------------------------
                                       Deferred Tax      Deferred Tax          Deferred Tax        Deferred Tax
                                          Assets         Liabilities              Assets           Liabilities
                                       ------------      ------------          ------------        ------------
Depreciation                                             $1,395,000                                $1,364,000
Allowance for bad debts                 $  850,000                            $  850,000
Tax loss carryover resulting
  from change in fiscal year               194,000                               290,000
Inventory full absorption                                   187,000                                    62,000
Accrued compensation                       420,000                               398,000
Prepaid expenses                                            328,000                                   251,000
Other                                      474,000          119,000              413,000               74,000
                                        ----------       ----------           ----------           ----------
                                        $1,938,000       $2,029,000           $1,951,000           $1,751,000
                                        ==========       ==========           ==========           ==========


NOTE F--DEFINED CONTRIBUTION RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for its employees. The plan provides for discretionary Company contributions which were $364,000, $295,000 and $253,000 for 1995, 1994 and 1993, respectively.

NOTE G--CAPITAL STOCK AND SHAREHOLDERS' RIGHTS PLAN

The Company effected a 3-for-2 split in its common shares in the form of a stock dividend on July 30, 1993, payable to shareholders of record on July 14, 1993. All references in the accompanying financial statements to average number of shares outstanding, per share amounts, and stock option plan reflect the stock split.

Stock Options:

The Company has stock option plans which provide for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights (SAR's) either in connection with, or independent of, any option and performance and other share awards. The plans provide for the issuance of a maximum of 1,183,875 common shares to key employees. The Company uses the fixed method of accounting for stock options.

LESCO, INC.

NOTE G--CAPITAL STOCK AND SHAREHOLDERS' RIGHTS PLAN--Continued

Options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted. The Company granted options for 142,250, 113,250 and 142,500 common shares in 1995, 1994 and 1993, respectively at $15.625, $16.00 and $13.00 per share, respectively. A total of 151,065 options were exercised during the year at an average price of $8.61. Additional paid-in capital includes tax benefits of $352,000, $230,000 and $153,000 relating to the exercise of options in 1995, 1994 and 1993, respectively. Options for 635,076 shares were outstanding and exercisable at December 31, 1995. At December 31, 1995, there were 226,825 common shares available for future grants of stock options and other purposes.

In 1993, the Company entered into an employment agreement with an executive officer that provides for the issuance of non-qualified stock options to purchase up to 300,000 common shares. Such options vest ratably over a five-year period beginning June 30, 1994, and expire ten years after each option vests. The exercise price per share is $9.33 for the first 60,000 common shares and $10.00 for the remaining 240,000 common shares. During 1995,
1,840 options were exercised at $9.33.   Options for 273,960 shares were
outstanding and 93,960 shares were exercisable at December 31, 1995.

Rights Plan:

In May 1994, the Company adopted a preferred share purchase rights plan and declared a distribution of one Preferred Share Purchase Right (Right) on each outstanding common share. The Rights will become exercisable if a person or group acquires 20% or more of the Company's common shares, announces a tender offer for 20% or more of the common shares, or is declared an "Adverse Person" by the Company's Board of Directors. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of participating preferred shares at an exercise price of $75.00.

In addition, if a person or group acquires 20% or more of the Company's outstanding common shares, each Right will entitle its holder (other than such person or members of such group) to purchase one of the Company's common shares (subject to certain adjustments) for a price of $.50 per share. If, after a person acquires 20% or more of the Company's common shares, the Company is acquired in a merger or other business combination transaction with such person, or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase for a price of $.50 per share, a specified number of the acquiring Company's common shares.

Prior to the acquisition by a person or group of 20% or more of the Company's common shares, the Rights are redeemable for one cent per right at the option of the Board of Directors. The Rights expire on May 31, 2004.

NOTE H--SUBSEQUENT EVENTS

Effective January 22, 1996, the Company completed the purchase of certain assets of Agway, Inc.'s Pro-Lawn Division. The agreement includes acquisition of Pro-Lawn's sales organization and key administrative personnel, inventories and certain fixed assets, all Pro-Lawn licenses/trademarks and supply and distribution agreements for $11.2 million in cash.

LESCO, INC.

NOTE  I--QUARTERLY  RESULTS  (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except for earnings per share):


                                     Quarter Ended 1995                              Quarter Ended 1994
                         -------------------------------------------     -------------------------------------------
                         Mar. 31     June 30     Sept. 30    Dec. 31     Mar. 31     June 30     Sept. 30    Dec. 31
                         -------     -------     --------    -------     -------     -------     --------    -------
Net sales                $47,237     $71,465     $69,429     $53,535     $39,317     $60,506     $57,255     $47,445
Gross profit              15,518      24,197      22,538      18,838      13,064      21,354      19,547      16,732

Income (loss)
before cumula-
  tive effect               (503)      3,128       2,399        (197)       (184)      3,279       2,234         443
Net income
  (loss)                    (503)      3,128       2,399        (197)        965       3,279       2,234         443

Earnings (loss)
  per share
  before cumula-
  tive effect              $(.06)       $.39        $.30       $(.02)      $(.02)       $.41        $.28        $.06
Earnings (loss)
  per share                 (.06)        .39         .30        (.02)        .12         .41         .28         .06


Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed on an annual basis. See Note B regarding the change in accounting effective January 1, 1994. Included in the fourth quarter of 1994 is a pre-tax charge of $591,000 (after-tax charge of $360,000 or $.04 per share) pursuant to an employment contract with the Company's former Chairman and co-founder, who passed away in October 1994.