Form 10-Q
period 1996-03-31
LESCO INC/OH
filed 1996-05-13
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1996           Commission File Number  0-13147
                  --------------                                   -------

                                  LESCO, INC.
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        OHIO                                                   34-090517
- --------------------------------         --------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                               44116
- -----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)


                                 (216) 333-9250
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                Outstanding at
            Class                               May  8, 1996
- -------------------------------                 ----------------
Common shares without par value                 7,989,288 shares

                                  LESCO, INC.
                                 BALANCE SHEETS

                                                 March 31        March 31      December 31
                                                   1996            1995           1995
                                              ------------    ------------    ------------
ASSETS
CURRENT ASSETS
  Cash                                        $  3,244,998    $  3,418,530    $  2,619,515
  Accounts receivable -- net                    59,906,442      50,417,412      47,694,739
  Inventories                                   89,903,077      64,100,215      60,773,248
  Prepaid expenses and other assets              3,198,177       3,300,130       4,415,189
                                              ------------    ------------    ------------
    Total Current Assets                       156,252,694     121,236,287     115,502,691

Property, plant and equipment                   44,021,331      36,764,027      42,871,750
  Less allowance for depreciation
    and amortization                           (22,165,729)    (19,655,170)    (21,430,906)
                                              ------------    ------------    ------------
                                                21,855,602      17,108,857      21,440,844

Other Assets                                     4,882,821         954,753         877,688
                                              ------------    ------------    ------------

    TOTAL ASSETS                              $182,991,117    $139,299,897    $137,821,223
                                              ============    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 44,145,674    $ 35,003,611    $ 23,670,302
  Other current liabilities                      3,791,214       4,634,937       5,682,717
  Current portion of long-term debt                200,000         200,000         200,000
                                              ------------    ------------    ------------
    TOTAL CURRENT LIABILITIES                   48,136,888      39,838,548      29,553,019

Long-Term Debt                                  71,314,691      40,596,061      43,257,818
Deferred Federal Income Taxes                    1,132,000       1,132,000       1,132,000

SHAREHOLDERS' EQUITY:
  Preferred shares-- without par value--
    authorized 500,000 shares
  Common shares--without par value--
    19,500,000 shares authorized;  outstanding
    7,986,088 at March 31, 1996,
    7,803,763 at March 31, 1995,
    7,949,988 at December 31, 1995                 799,283         781,051         795,674
  Paid-in capital                               25,439,220      23,613,332      25,197,613
  Retained earnings                             36,206,507      33,376,377      37,922,571
  Less treasury shares (6,750 shares)              (37,472)        (37,472)        (37,472)
                                              ------------    ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                  62,407,538      57,733,288      63,878,386
                                              ------------    ------------    ------------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                      $182,991,117    $139,299,897    $137,821,223
                                              ============    ============    ============


                                  LESCO, INC.
                              STATEMENTS OF INCOME

                                             Three Months Ended March 31
                                           -------------------------------
                                               1996                1995
                                           -----------        ------------
Net sales                                  $53,533,207        $ 47,237,127

Cost of sales                               35,534,381          31,719,310
                                           -----------        ------------

  GROSS PROFIT ON SALES                     17,998,826          15,517,817

Selling, general and
  administrative expenses                   20,381,606          16,091,224
                                           -----------        ------------

  LOSS FROM OPERATIONS                      (2,382,780)           (573,407)

Other deductions (income):
  Interest expense                             985,172             627,551
  Other - net                                 (554,888)           (377,077)
                                           -----------        ------------
                                               430,284             250,474
                                           -----------        ------------

Loss Before Income Taxes                    (2,813,064)           (823,881)

Income taxes (benefit)                      (1,097,000)           (321,000)
                                           -----------        ------------

  NET LOSS                                  (1,716,064)           (502,881)
                                           ===========        ============


  LOSS PER SHARE                           $     (0.21)       $      (0.06)
                                           ===========        ============

Weighted average number of
  common and common equivalent
  shares outstanding                         7,981,538           7,802,536
                                           ===========        ============


                                  LESCO, INC.
                            STATEMENTS OF CASH FLOW





                                                           Three Months Ended
                                                                 March 31
                                                      ---------------------------
                                                           1996           1995
                                                      -------------   ------------
OPERATING ACTIVITIES:
  Net loss                                            $  (1,716,064)  $   (502,881)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                           855,486        784,541
    Increase in accounts receivable                     (12,536,026)   (12,338,009)
    Provision for uncollectible accounts receivable         351,133        336,004
    Increase in inventories                             (22,058,813)   (12,423,981)
    Increase in accounts payable                         20,475,372     14,336,262
    Increase in other current items                        (674,491)      (387,278)
    Other                                                    (5,133)       (12,027)
                                                      -------------   ------------

  NET CASH USED IN OPERATING ACTIVITIES                 (15,308,536)   (10,207,369)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (1,100,244)      (827,254)
  Purchase of Prolawn Division of Agway, Inc.           (11,267,826)
                                                      -------------   ------------

  NET CASH USED BY INVESTING ACTIVITIES                 (12,368,070)      (827,254)

FINANCING ACTIVITIES:
  Proceeds from borrowings                               43,100,000     18,200,000
  Reduction of borrowings                               (15,043,127)    (7,145,467)
  Issuance of common shares                                 245,216         61,636
                                                      -------------   ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              28,302,089     11,116,169
                                                      -------------   ------------

Net Increase in Cash                                        625,483         81,546

Cash --  Beginning of the Period                          2,619,515      3,336,984
                                                      -------------   ------------

  CASH - END OF THE PERIOD                            $   3,244,998   $  3,418,530
                                                      =============   ============


                                  LESCO, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation
- ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1995.

Operating results for the three months ended March 31 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.


Note B - Acquisition of Pro-Lawn Division of Agway, Inc.
- -------------------------------------------------------

In January 1996, the Company acquired for $11,268,000 certain assets of the Pro-Lawn Division of Agway, Inc. in a cash transaction. These assets included inventories ($7,098,000) and fixed assets ($170,000) along with Pro-Lawn's sales organization, key administrative personnel, customer listings, licenses/trademarks and supply/distribution agreements. The remaining $4,000,000 represents goodwill which is being amortized over its useful life. Pro-Lawn's sales are primarily directed to customers in the northeastern United States and allows the Company to increase its market penetration, particularly to the golf course and governmental entity marketplace. The acquisition was financed by the Company's credit facility.

                                  LESCO, INC.
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
- ---------------------

Sales for the first quarter ended March 31, 1996 increased $6,296,000 to $53,533,000 from $47,237,000 in 1995, a 13.3% increase. Sales of both consumable and hard good products reflected a quarter to quarter increase with sales of hard goods increasing 20.5%. During the quarter, the Company opened 17 new Service Centers, two new concept golf course super stores and two new golf course "Stores-on-Wheels". While sales increased 13.3% compared to first quarter 1995, the sales performance was below Company expectations due principally to unseasonably cold and snow-covered conditions during March in much of the Company's northern marketplace.

Gross profit as a percentage of sales was 33.6% in the first quarter 1996 compared to 32.9% in 1995. The margin increase reflects a recovery from the 1995 margin pressures in consumable goods related to the Company's increased cost of fertilizers during 1995. Hard good margins remained relatively constant in 1996 compared to 1995.

Selling, general and administrative expenses increased to 38.1% of sales in the first quarter 1996 compared to 34.1% in 1995. Expenses increased $4,290,000 of which $2,257,000 is due to sales cost increases primarily related to increases in Service Center expenses. The Service Center expense increase is due primarily to the number of stores in operation at March 31, 1996 (192) compared to March 31, 1995 (159), along with existing store expenses increasing as store sales volumes increase. Remaining elements of the Company's general and administrative expenses remained relatively stable as a percent of sales.

The Company's interest expense increased $358,000 in the first quarter 1996 compared to 1995 due primarily to the amount of principal outstanding during the comparative periods which, in 1996, includes $11,268,000 related to the acquisition of Pro-Lawn. Other deductions-net consist primarily of customer finance charges which totaled $538,000 in the first quarter 1996 and $341,000 in 1995.

The Company's effective tax rate for both the first quarter of 1996 and 1995 is 39%.


Financial Condition
- -------------------

In January 1996, the Company acquired in a cash purchase certain assets of Agway, Inc.'s Pro-Lawn Division for $11,268,000. The acquisition included inventories, fixed assets and Pro-Lawn's sales organization, key administrative personnel, customer listings, licenses/trademarks and supply/distribution agreements. The acquisition was financed by the Company's credit facility.

Accounts receivable were $59,906,000 as of March 31, 1996 compared to $50,417,000 as of March 31, 1995, and $47,695,000 as of December 31, 1995. The
18.8% increase in March 1996 compared to March 1995 is due to the Company's sales increase and prior quarter early-order sales programs coming due primarily in the second quarter of 1996. The increase as of March 31, 1996 compared to December 1995 is due to seasonality. Inventories were $89,903,000 as of March 31, 1996 compared to $64,100,000 as of March 31, 1995 and $60,773,000 as of
December 31, 1995. Of the increase, $12,893,000 relates to Pro-Lawn inventories with the remaining increase due to the Company's pre-season build program and an increase in the number of Service Centers in operation. Inventory levels were also adversely affected by the 1996 slower spring sales season due to weather conditions.

The change in assets were funded by increases in long-term debt of $30,718,000 from March 1995 to March 1996 and $28,057,000 from December 1995 along with accounts payable increases of $9,142,000 from March 1995 to March 1996 and $20,475,000 from December 1995. As noted above, the long-term debt increase includes $11,268,000 in financing the purchase of Pro-Lawn.

In January 1996, the Company increased its maximum available line of credit from $45,000,000 to $70,000,000 through September 1996. This additional borrowing capacity is providing for 1996 seasonal needs and the Pro-Lawn acquisition financing. The Company is currently reviewing various financing alternatives which address the required borrowing levels beyond 1996. As of March 31, 1996, the Company had $5,300,000 available under its revolving credit agreement. Expenditures for capital improvements totaled $1,100,000 during the first quarter 1996.

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

                                         LESCO, INC.





May 8, 1996                              By:            William A. Foley
                                                   ----------------------------
                                                   William A. Foley, President





                                         By:            Kenneth W. Didion
                                                  -----------------------------
                                                  Kenneth W. Didion, Treasurer