Form 10-Q
period 1996-06-30
LESCO INC/OH
filed 1996-08-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996                Commission File Number 0-13147
                  -------------                                      ---------

                                   LESCO, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                          34-0904517
- ------------------------------        ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

        20005 Lake Road
       Rocky River, Ohio                                   44116
- ----------------------------------------               ------------
(Address of principal executive offices)                (Zip Code)

                                 (216) 333-9250
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                      Outstanding at
          Class                                      August 12, 1996
- -------------------------------                     -----------------
Common shares without par value                     8,017,813  shares

                          PART I - FINANCIAL STATEMENTS
                                   LESCO, INC.
                                 BALANCE SHEETS

                                                                                June 30          June 30         December 31
ASSETS                                                                           1996             1995              1995
- ------                                                                          -------          -------         -----------
Current Assets:
     Cash                                                                     $  8,848,162    $   3,221,203    $   2,619,515
     Accounts receivable -- net                                                 70,885,674       48,950,523       47,694,739
     Inventories                                                                78,925,751       63,991,220       60,773,248
     Prepaid expenses and other assets                                           2,697,118        2,772,021        4,415,189
                                                                              ------------    -------------    -------------
        Total Current Assets                                                   161,356,705      118,934,967      115,502,691

Property, Plant and Equipment                                                   45,076,331       39,429,283       42,871,750
     Less allowance for depreciation and amortization                          (22,868,741)     (20,276,536)     (21,430,906)
                                                                              ------------    -------------    -------------
                                                                                22,207,590       19,152,747       21,440,844
Other Assets                                                                     4,836,974          947,397          877,688
                                                                              ------------    -------------    -------------
        TOTAL ASSETS                                                          $188,401,269    $ 139,035,111    $ 137,821,223
                                                                              ============    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
     Accounts payable                                                         $ 44,450,261    $  25,540,938    $  23,670,302
     Other current liabilities                                                   8,442,294        6,284,419        5,682,717
     Current portion of long-term debt                                             200,000          200,000          200,000
                                                                              ------------    -------------    -------------
        Total Current Liabilities                                               53,092,555       32,025,357       29,553,019
Long-Term Debt                                                                  67,578,074       45,050,120       43,257,818
Deferred Federal Income Taxes                                                    1,132,000        1,132,000        1,132,000

Shareholders' Equity:

     Preferred shares-- without par value--
        authorized 500,000 shares
     Common shares--without par value--
        19,500,000 shares authorized; 8,015,988 shares issued and 8,012,438 outstanding at June 30, 1996; 7,895,388 shares issued and 7,888,638 outstanding at June 30, 1995; 7,956,738 shares issued and 7,949,988
        outstanding at December 31, 1995                                           801,599          789,539          795,674
     Paid-in capital                                                            25,730,368       24,354,789       25,197,613
     Retained earnings                                                          40,086,385       35,720,778       37,922,571
     Less treasury shares                                                          (19,712)   $     (37,472)   $     (37,472)
                                                                              ------------    -------------    -------------
        Total Shareholders' Equity                                              66,598,640    $  60,827,634    $  63,878,386
                                                                              ------------    -------------    -------------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                                  $188,401,269    $ 139,035,111    $ 137,821,223
                                                                              ============    =============    =============


                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                       Three Months Ended June 30      Six Months Ended June 30
                                    -----------------------------    ------------------------------
                                        1996             1995            1996               1995
                                    -------------    ------------    -------------    -------------
Net sales                           $ 104,444,043    $ 71,464,682    $ 157,977,250    $ 118,701,809

Cost of sales                          71,350,651      47,267,587      106,885,032       78,986,897
                                    -------------    ------------    -------------    -------------

     GROSS PROFIT ON SALES             33,093,392      24,197,095       51,092,218       39,714,912

Selling, general and
     administrative expenses           24,958,681      18,978,038       45,340,287       35,069,262
                                    -------------    ------------    -------------    -------------

     INCOME FROM OPERATIONS             8,134,711       5,219,057        5,751,931        4,645,650

Other deductions (income):
     Interest expense                   1,091,437         695,961        2,076,609        1,323,513
     Other - net                         (758,646)       (603,791)      (1,313,533)        (980,869)
                                    -------------    ------------    -------------    -------------
                                          332,791          92,170          763,076          342,644
                                    -------------    ------------    -------------    -------------

Income Before Income Taxes              7,801,920       5,126,887        4,988,855        4,303,006

Income taxes                            3,043,000       1,999,000        1,946,000        1,678,000
                                    -------------    ------------    -------------    -------------


     NET INCOME                     $   4,758,920    $  3,127,887    $   3,042,855    $   2,625,006
                                    =============    =============   =============    =============

     EARNINGS PER SHARE             $        0.58    $       0.39    $        0.37    $        0.32
                                    =============    =============   =============    =============

Weighted average number of
     common and common equivalent
     shares outstanding                 8,255,323       8,120,617        8,218,946        8,096,422
                                    =============    ============    =============    =============


                                   LESCO, INC.
                             STATEMENTS OF CASH FLOW

                                                                 Six Months Ended
                                                                     June 30
                                                           ----------------------------
                                                               1996            1995
                                                           ------------    ------------
OPERATING ACTIVITIES:
     Net income                                            $  3,042,855    $  2,625,006
     Adjustments to reconcile net income to net cash
         used by operating activities:
         Depreciation and amortization                        1,725,421       1,575,722
         Increase in accounts receivable                    (24,142,790)    (10,881,786)
         Provision for uncollectible accounts receivable        978,665         346,670
         Increase in inventories                            (11,081,487)    (12,314,986)
         Increase in accounts payable                        20,779,959       4,873,589
         Increase in other current items                      4,477,649       1,790,313
         Other                                                   40,714          (4,671)
                                                           ------------    ------------
     NET CASH USED IN OPERATING ACTIVITIES                   (4,179,014)    (11,990,143)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment               (2,275,767)     (3,662,325)
     Purchase of Pro-Lawn Division of Agway, Inc.           (11,267,826)
                                                           ------------    ------------

     NET CASH USED BY INVESTING ACTIVITIES                  (13,543,593)     (3,662,325)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                63,400,000      46,100,000
     Reduction of borrowings                                (39,079,744)    (30,591,408)
     Issuance of common shares                                  510,040         811,581
     Cash dividend                                             (879,042)       (783,486)
                                                           ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               23,951,254      15,536,687
                                                           ------------    ------------
Net Increase (Decrease) in Cash                               6,228,647        (115,781)

Cash --  Beginning of the Period                              2,619,515       3,336,984
                                                           ------------    ------------
     CASH - END OF THE PERIOD                              $  8,848,162    $  3,221,203
                                                           ============    ============


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

Operating results for the six months ended June 30 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

Note B - Acquisition of Pro-Lawn Division of Agway, Inc.
- --------------------------------------------------------

In January 1996, the Company acquired for $11,268,000 certain assets of the Pro-Lawn Division of Agway, Inc. in a cash transaction. These assets included inventories ($7,098,000) and fixed assets ($170,000) along with Pro-Lawn's sales organization, key administrative personnel, customer listings, licenses/trademarks and supply/distribution agreements. The remaining $4,000,000 represents intangible assets which are being amortized over their useful lives. Pro-Lawn's sales are primarily directed to customers in the northeastern United States and consequently the acquisition allows the Company to increase its market penetration, particularly to the golf course and governmental entity marketplace. The acquisition was financed by the Company's credit facility.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
- ---------------------

For the second quarter ended June 30, 1996, sales increased 46.1% to $104,444,000 from $71,465,000 in 1995. Sales for the first six months of 1996 increased 33.1% to $157,977,000 from $118,702,000 in 1995. Sales volumes for both consumable and hard goods increased without significant price increases compared to the previous year periods with Pro-Lawn sales contributing to the consumable product increase. The Company increased its Service Centers in operation to 196(which includes three golf Superstores) as of June 30, 1996 compared to 169 Service Centers in operation as of June 30, 1995. The addition of the 23 Stores in 1996 concludes the 1996 expansion with a similar number of openings planned in 1997. Same store sales for the second quarter and the first six months of 1996 compared to 1995 increased 19.8% and 13.9%, respectively.

Gross profit as a percent of sales was 31.7% in second quarter 1996 compared to 33.9% in 1995 with the first six months gross profit as a percent of sales in 1996 being 32.3% compared to 33.5% in 1995. Gross profit margins increased for fertilizer products which were offset by decreases in margins for turf protection products for both the quarter and year-to-date. Pro-Lawn sales are generally lower margin sales with the above periods reflecting the effects of the lower margins on a year-to-year comparative basis.

Selling, general and administrative expenses decreased to 23.9% of sales in the second quarter of 1996 compared to 26.6% in second quarter 1995 and 28.7% of sales for the first six months of 1996 compared to 29.5% in 1995. This decrease is due to the reduction of Service Center costs as a percent of sales for both the second quarter and six months ended June 1996. The increase in Service Center cost was $1,363,000 in the second quarter 1996 compared to 1995 and $3,086,000 year-to-date 1996 compared to 1995. This reflects the increasing leverage of Service Center operating costs in 1996 when 23 units were opened compared to 35 units opened in 1994 and 1995. The remaining selling, general and administrative expenses of the Company as a percentage of sales remained relatively unchanged.

Interest expense increased for both the quarter and year-to-date primarily due to the increased borrowing levels related to the Pro-Lawn acquisition ($11,268,000) and to fund working capital for the Company's sales increase. Other deductions-net include customer finance charges which total $649,000 in second quarter 1996 compared to $569,000 in 1995 and year-to-date 1996 of $1,187,000 compared to $910,000 in 1995.

The Company's effective tax rate for the second quarter and year-to-date 1996 and 1995 is 39%.

Financial Condition
- -------------------

Total assets of the Company were $188,401,000 as of June 30, 1996 compared to $139,035,000 as of June 30, 1995 and $137,821,000 as of December 31, 1995.
Accounts receivable increased to $70,886,000 as of June 30, 1996 from $48,951,000 as of June 30, 1995 and $47,695,000 as of December 31, 1995. The
increase from June 1995 to June 1996 relates to sales increases while the increase from December 1995 to June 1996 relates to seasonality. Inventories increased to $78,926,000 as of June 30, 1996 from $63,991,000 as of June 30,
1995 and $60,773,000 as of December 31, 1995. The 23.3% increase from June 1995 to 1996 relates to sales increases with the primary increase being Pro-Lawn and Service Center inventories. The increase from December 31, 1995 to June 30, 1996 relates to the Pro-Lawn acquistion and seasonality.

Funding for asset growth and the acquisition was provided by an increase in long-term debt and accounts payable. The Company's long-term debt increased to $67,578,000 as of June 1996 compared to $45,050,000 as of June 1995 and
$43,258,000 as of December 1995. The debt increase as of June 1996 includes the $11,268,000 funding of the Pro-Lawn acquisition. Accounts payable increased to $44,450,000 as of June 1996 compared to $25,541,000 as of June 1995 and
$23,670,000 as of December 1995. The increase from June 1995 to June 1996 relates to business volume increases as well as a change in vendor terms delaying payment until the third quarter of 1996. The change from December 1995 to June 1996 is seasonal in nature.

As of June 30, 1996, the Company had $9,000,000 available under its credit facility. The Company is currently reviewing various financing alternatives which address required borrowing levels beyond 1996. Capital expenditures in the first six months of 1996 total $2,276,000 and relate primarily to the opening of Service Centers as noted above and improvements in the Company's information systems.

                           PART II - OTHER INFORMATION
                           ---------------------------

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On May 15, 1996, the Registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting.

         Election of Directors for a One-Year Term
         -----------------------------------------

                                                      Votes "For"  Votes "Withheld"
                                                      -----------  ----------------
         Drexel Bunch                                  6,345,014           388,198
         Robert F. Burkhardt                           6,365,354           367,858
         Paul H. Carleton                              6,346,514           386,698
         David H. Clark                                6,363,604           369,608
         J.  Martin Erbaugh                            6,362,903           370,309
         Stanley M. Fisher                             6,336,650           396,562
         Michael J. FitzGibbon                         6,360,376           372,836
         William A. Foley                              6,364,374           368,838
         F. Leon Herron, Jr.                           6,342,909           390,303
         Lee C. Howley                                 6,353,008           380,204
         Karl E. Ware                                  6,363,504           369,708

         Amendment to the 1992 Stock Incentive Plan
         ------------------------------------------

                                                For      Against   Abstain/Broker Non-Votes
                                                ---      -------   ------------------------
         1992 Stock Incentive Plan         5,039,618   1,198,440           495,154

         Amendment to the 1987 Stock Option Plan
         ---------------------------------------

                                                For      Against   Abstain/Broker Non-Votes
                                                ---      -------   ------------------------

         1987 Stock Option Plan            4,121,525     826,927         1,774,760

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

                                    LESCO, INC.

August 12, 1996                     By: /s/ William A. Foley
- ---------------                        ------------------------------------
                                       William A. Foley, President

                                    By: /s/ Kenneth W. Didion
                                       ------------------------------------
                                       Kenneth W. Didion, Treasurer