Form 10-Q
period 1996-09-30
LESCO INC/OH
filed 1996-11-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996             Commission File Number 0-13147
                  ------------------                                    -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                              34-0904517
--------------------------------        --- -----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                                44116
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (216) 333-9250
                       ----------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                  Outstanding at
             Class                              November 12, 1996
 -------------------------------             ----------------------
 Common shares without par value                8,024,338 shares

                          PART I - FINANCIAL STATEMENTS
                                   LESCO, INC.
                                 BALANCE SHEETS

                                                                            September 30       September 30         December 31
ASSETS                                                                          1996               1995                 1995
------                                                                     -------------       -------------       -------------
Current Assets:
    Cash                                                                   $   5,297,933       $   3,053,589       $   2,619,515
    Accounts receivable -- net                                                69,269,243          53,463,438          47,694,739
    Inventories                                                               75,639,717          62,008,535          60,773,248
    Prepaid expenses and other assets                                          3,036,352           2,741,467           4,415,189
                                                                           -------------       -------------       -------------
       Total Current Assets                                                  153,243,245         121,267,029         115,502,691

Property, Plant and Equipment                                                 46,054,028          41,002,857          42,871,750
    Less allowance for depreciation and amortization                         (23,737,603)        (20,912,105)        (21,430,906)
                                                                           -------------       -------------       -------------
                                                                              22,316,425          20,090,752          21,440,844

Other Assets                                                                   4,747,803             970,897             877,688
                                                                           -------------       -------------       -------------

       TOTAL ASSETS                                                        $ 180,307,473       $ 142,328,678       $ 137,821,223
                                                                           =============       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable                                                       $  39,362,126       $  28,273,190       $  23,670,302
    Other current liabilities                                                  9,877,591           6,821,120           5,682,717
    Current portion of long-term debt                                            200,000             200,000             200,000
                                                                           -------------       -------------       -------------
       Total Current Liabilities                                              49,439,717          35,294,310          29,553,019

Long-Term Debt                                                                59,441,222          42,204,082          43,257,818
Deferred Federal Income Taxes                                                  1,132,000           1,132,000           1,132,000

Shareholders' Equity:
    Preferred shares-- without par value--
       authorized 500,000 shares
    Common shares--without par value--
       19,500,000 shares authorized; 8,022,488 shares issued
       and 8,019,338 outstanding at September 30, 1996; 7,952,838 shares issued and 7,946,088 outstanding at September 30, 1995;
       7,956,738 shares issued and 7,949,988 outstanding at
       December 31, 1995                                                         802,249             795,284             795,674
    Paid-in capital                                                           25,822,177          24,820,473          25,197,613
    Retained earnings                                                         43,687,600          38,120,001          37,922,571
    Less treasury shares                                                         (17,492)            (37,472)            (37,472)
                                                                           -------------       -------------       -------------

       Total Shareholders' Equity                                             70,294,534          63,698,286          63,878,386
                                                                           -------------       -------------       -------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                                $ 180,307,473       $ 142,328,678       $ 137,821,223
                                                                           =============       =============       =============

                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                      Three Months Ended September 30      Nine Months Ended September 30
                                      -------------------------------      ------------------------------

                                           1996              1995               1996             1995
                                      ------------       ------------       -------------       -------------
Net sales                               91,315,803       $ 69,429,264       $ 249,293,053       $ 188,131,073

Cost of sales                           62,069,164         46,891,580         168,954,196         125,878,477
                                      ------------       ------------       -------------       -------------

    GROSS PROFIT ON SALES               29,246,639         22,537,684          80,338,857          62,252,596

Selling, general and
    administrative expenses             23,311,849         18,644,137          68,652,136          53,713,399
                                      ------------       ------------       -------------       -------------

    INCOME FROM OPERATIONS               5,934,790          3,893,547          11,686,721           8,539,197

Other deductions (income):
    Interest expense                     1,012,400            731,396           3,089,009           2,054,909
    Other - net                           (981,826)          (771,073)         (2,295,359)         (1,751,942)
                                      ------------       ------------       -------------       -------------
                                            30,574            (39,677)            793,650             302,967
                                      ------------       ------------       -------------       -------------

Income Before Income Taxes               5,904,216          3,933,224          10,893,071           8,236,230

Income taxes                             2,303,000          1,534,000           4,249,000           3,212,000
                                      ------------       ------------       -------------       -------------


    NET INCOME                        $  3,601,216       $  2,399,224       $   6,644,071       $   5,024,230
                                      ============       ============       =============       =============



    EARNINGS PER SHARE                $       0.43       $        .30       $        0.81       $        0.62
                                      ============       ============       =============       =============

Weighted average number of
    common and common equivalent
    shares outstanding                   8,278,680          8,105,317           8,238,857          8,099,388
                                      ============       ============       =============       =============

                                   LESCO, INC.
                             STATEMENTS OF CASH FLOW


                                                                    Nine Months Ended
                                                                      September 30
                                                            -------------------------------
                                                                 1996                1995
                                                            ------------       ------------
OPERATING ACTIVITIES:
    Net income                                              $  6,644,071       $  5,024,230
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization                           2,597,617          2,406,431
       Increase in accounts receivable                       (22,651,436)       (15,885,402)
       Provision for uncollectible accounts receivable         1,103,742            837,371
       Increase in inventories                                (7,795,453)       (10,332,301)
       Increase in accounts payable                           15,691,824          7,605,841
       Increase in other current items                         5,573,711          2,357,568
       Other                                                     129,885            (28,171)
                                                            ------------       ------------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           1,293,961         (8,014,433)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                 (3,256,798)        (5,431,039)
    Purchase of Pro-Lawn Division of Agway, Inc.             (11,267,826)
                                                            ------------       ------------

    NET CASH USED BY INVESTING ACTIVITIES                    (14,524,624)        (5,431,039)

FINANCING ACTIVITIES:
    Proceeds from borrowings                                  79,500,000         59,800,000
    Reduction of borrowings                                  (63,316,596)       (47,137,446)
    Issuance of common shares                                    604,719          1,283,009
    Cash dividend                                               (879,042)          (783,486)
                                                            ------------       ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                 15,909,081         13,162,077
                                                            ------------       ------------

Net Increase (Decrease) in Cash                                2,678,418           (283,395)

Cash --  Beginning of the Period                               2,619,515          3,336,984
                                                            ------------       ------------

    CASH - END OF THE PERIOD                                $  5,297,933       $  3,053,589
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

Operating results for the nine months ended September 30 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

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

Note C - Subsequent Event--Joint Venture Agreement
--------------------------------------------------

On October 15, 1996, the Company announced an agreement with MTD Products, Inc. to create a joint venture which will manufacture commercial turf care equipment. The joint venture will operate independent of each parent and will be responsible for the engineering, product development and manufacturing of commercial equipment which will be marketed exclusively by each parent. As a part of the formation of the joint venture, the Company is repositioning its entire equipment business and anticipates taking an estimated one-time pre-tax charge of $6 million in the fourth quarter of 1996.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Third quarter 1996 sales increased $21,887,000 to $91,316,000, a 31.5% increase from 1995 sales of $69,429,000. Year to date 1996 sales totaled $249,293,000, a 32.5% increase from 1995 sales of $188,131,000. Sales increases were recognized in both consumable goods and hard goods with a larger increase in consumable goods due principally to the Pro-Lawn acquisition in January 1996. Sales increases for both the quarter and year-to-date reflect the increase in Service Centers to 196 in operation as of September 30, 1996 from 173 in operation as of the January 1996. Same store sales for 1996 compared to 1995 increased 18.0% for the quarter while year-to-date comparative sales increased 15.3%. The Company has concluded its 1996 Service Center expansion program and is planning an expansion of a similar number of stores in 1997.

Gross profit as a percent of sales was 32.0% in the third quarter 1996 compared to 32.5% in 1995 and 32.2% year-to-date 1996 compared to 33.1% in 1995. The Company's year to year comparative margins decreased slightly as a result of Pro-Lawn sales generating lower margins.

Selling, general and administrative expenses were 25.5% of sales for the third quarter 1996 compared to 26.9% in 1995 and 27.5% of sales for year-to-date 1996 compared to 28.6% in 1995. Selling, general and administrative expenses as a percent of sales decreased primarily due to leverage abilities as the Company's sales increase. This is particularly evident in the reduction of Service Centers' costs and general and administrative expenses as a percent of sales. This reduction of expenses as a percent of sales for Service Centers occurred in spite of the 23 store expansion, an increase of 13% in the Service Center chain. The Company's cost of warehousing and delivery remained relatively constant for both the quarter and year-to-date.

Interest expense was $1,012,000 in the third quarter 1996 compared to $731,000 in 1995 and $3,089,000 year-to-date 1996 compared to $2,055,000 in 1995. This increase is primarily due to increased borrowings to acquire Pro-Lawn($11,268,000) and working capital requirements for sales expansion. Other deductions-net include customer finance charges which total $938,000 for the third quarter 1996 compared to $710,000 in 1995 and $2,125,000 year-to-date 1996 compared to $1,619,000 in 1995.

The Company's effective tax rate for the third quarter and year-to-date 1996 and 1995 is 39%.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of September 30, 1996, the Company's total assets were $180,307,000 compared to $142,329,000 as of September 30, 1995 and $137,821,000 as of December 31,
1995. Accounts receivable were $69,269,000 as of September 30, 1996 compared to $53,463,000 as of September 30, 1995, a 29.6% increase, and $47,695,000 as of
December 31, 1995. The increase from September 1995 to 1996 is less than the sales increase of 32.5% while the increase from December 31, 1995 relates to seasonality. Inventories were $75,640,000 as of

September 30, 1996 compared to $62,009,000 as of September 30, 1995, a 22.0% increase, and $60,773,000 as of December 31, 1995. The increase from September 1995 to 1996 is also slightly less than the Company's sales increase over the same period. The principal areas of inventory increase related to the Pro-Lawn acquisition and the increase in the number of Service Centers.

The funding for growth was principally provided by an increase in long-term debt along with increases in accounts payable and funds from operations. The Company's long-term debt increased to $59,441,000 as of September 30, 1996 through additional borrowings under the Company's credit facility. Accounts payable increased to $39,362,000 as of September 30, 1996 from $28,273,000 as of September 30, 1995 and $23,670,000 as of December 31, 1995. The increase from September 30, 1995 relates to the 1996 sales volume increase and increases in inventories as noted above while the increase from December 31, 1995 is primarily related to seasonality.

Outstanding debt under the Company's credit facility was $52,900,000 as of September 30, 1996 compared to $35,500,000 as of September 30, 1995 and $36,600,000 as of December 31, 1995. In October 1996 the Company amended its credit agreement with its banks to extend the due date of the agreement from September 30, 1998 to April 30, 2000 and increased the available limit under the agreement from $70,000,000 to $80,000,000. All other terms under the agreement remain unchanged. Management believes the credit facility will be sufficient to fund future growth currently contemplated by the Company.

Capital expenditures for the first nine months of 1996 totaled $3,257,000 and relates primarily to the opening of Services Centers and improvements in the Company's information systems.

On October 15, 1996, the Company entered into an agreement with MTD Products, Inc. creating a joint venture to manufacture commercial turf care equipment which the Company currently manufactures internally. As part of the joint venture formation, the Company is restructuring/repositioning its entire equipment business and anticipates taking an estimated one-time pre-tax charge of $6 million in the fourth quarter of 1996.

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

                                         LESCO, INC.

November 12, 1996                        By: /s/ Ware H. Grove
-----------------                           --------------------------------
                                              Ware H. Grove, Vice-President/
                                                 Chief Financial Officer