Form 10-K
period 1996-12-31
LESCO INC/OH
filed 1997-03-26
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the year ended December 31, 1996               Commission File No. 0-13147

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

                                                       Name of each exchange on
    Title of each class                                which registered

          None                                                Not Applicable
------------------------                               ------------------------

           Securities registered pursuant to Section 12(g) of he Act:

                        Common Shares, without par value
                        --------------------------------
                                 (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Shares held by nonaffiliates on March 18, 1997: approximately $104,500,000.

Number of Common Shares outstanding on March 18, 1997:  8,079,675.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report are incorporated by reference in Parts III and IV and portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in 1997 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I

Item 1.  Business
         --------

General
-------

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

Products
--------

         The Company manufactures and sells to the green industry an extensive line of turf care products, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names "LESCO(TM)," "LESCO Products" and "Pro-Lawn Products." In addition, the Company sells a diverse line of turf products under the manufacturer's brand name.

         Sales by product line for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                Year Ended December 31
                                    ----------------------------------------------------------------------------
                                                               (Net sales in thousands)
                                             1996                        1995                       1994
                                    ----------------------      -------------------         -------------------
                                    Net Sales      Percent      Net Sales     Percent      Net Sales    Percent
                                    ---------      -------      ---------     -------      ---------    -------
Consumable goods                    $247,454        79.3%      $184,545        76.4%      $154,408       75.5%

Hard goods                            64,577        20.7%        57,122        23.6%        50,115       24.5%
                                    --------       ------      --------       ------      --------      ------

Total                               $312,031       100.0%      $241,667       100.0%      $204,523      100.0%
                                    ========       ======      ========       ======      ========      ======

Consumable Goods
----------------

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

         FERTILIZER. The Company sells a broad assortment of standard fertilizers, including combination products which combine fertilizer with turf control products. The Company also custom-blends fertilizer according to its customers' specifications. The Company's fertilizers include specialized products for golf course applications including greens, tees and fairways, products for use in the lawn care industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available.

         The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea fertilizer. The Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of overfertilization. ELITE(R) is the Company's premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on greens, tees and fairways.

         GRASS SEED. The Company markets LESCO and other brands of grass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of grass seed with growers in the Pacific Northwest and Western Canada for cool season grasses and in California for warm season grasses. The Company has more than 27,000 production acres under contract in these regions. The Company's seed line includes 34 proprietary varieties as well as 28 standard blends and mixtures.

Hard Goods
----------

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

         OTHER. The Company offers underground irrigation equipment and systems, protective gear such as goggles, masks and gloves, and hand tools such as tree pruners, shovels and rakes. These products are produced for the Company by third parties.

Product Improvement and Development
-----------------------------------

         The Company's research and development efforts focus on improvements to and development of new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. The Company also has a number of agreements with state universities which test turf control products, grass seed and fertilizers for the Company.

Marketing and Distribution
--------------------------

         LESCO SERVICE CENTERS(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company opened 23 new Service Centers in 1996, including three Golf Super Stores, and had 196 Service Centers in operation as of December 31, 1996. The Company plans to open twenty Service Centers in 1997. With the exception of the new Golf Super Stores, which market products primarily to golf courses, the Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. The Company may face increased competition in this market.

         LESCO STORES-ON-WHEELS(SM). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of Stores-on-Wheels consisting of 66 tractor trailers. These trucks are well-stocked with a wide variety of turf care products, all of which are sold directly from the trucks.

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

         OTHER. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company's outside sales forces. The Company distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country. In addition, the Company markets its products internationally principally through foreign distributors.

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

Manufacturing and Suppliers
---------------------------

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

         In October 1996, the Company announced the formation of a joint venture with MTD Products, Inc. This joint venture will manufacture commercial lawn care equipment to be marketed by both partners. The joint venture will be located in Streetsboro, Ohio and is expected to commence operations in mid-1997. As a result, the Company intends to close its current equipment manufacturing facilities in Sebring, Florida, in late 1997.

         SOURCES OF SUPPLY. It is the Company's policy to have multiple sources of supply or acceptable substitutes for all raw materials and metal components which the Company uses in manufacturing or assembling its products. The only exception to this policy is the Company's purchase of proprietary products.

Competition
-----------

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

Seasonality and Backlog
-----------------------

         The Company's business is seasonal since the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 1996 and 1995 was $5,315,000 and $4,100,000, respectively.

Employees
---------

         As of December 31, 1996, the Company had 1,132 full-time employees, of which 355 were involved in manufacturing, assembly and warehouse operations, 518 in sales-related activities and 259 in management and administration. Of the total number of full-time employees, 676 are salaried and 456 are hourly employees. At the Company's Martins Ferry facility, 86 employees are represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

Environmental Matters
---------------------

         Turf control products sold by the Company are subject to registration by the Environmental Protection Agency (the "EPA") and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While the Company's turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge the Company's advertising materials.

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

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. There are no such reserves for environmental matters at December 31, 1996.

Insurance
---------

         The Company maintains comprehensive general liability insurance coverage (which includes product liability insurance coverage) at levels which the Company believes are prudent and most cost-effective. The Company's insurance program includes significant deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflects trends in the liability insurance industry and is not unique to the Company. The Company regularly evaluates the cost-effectiveness as compared to the risks assumed in determining its insurance program.

Item 2.  Properties
         ----------

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

Location (1)                             Principal Use                         Square Feet       Status
------------                             -------------                         -----------       ------

Rocky River, OH            Executive offices                                   41,000             Owned

Avon Lake, OH              Blending of grass seed and distribution center      139,000            Owned

Charlotte, NC              Distribution center for various products            57,600             Leased(2)

Lawrenceville, NJ          Distribution center for various products            100,500            Leased(3)

Martins Ferry, OH          Manufacturing facility and distribution center for
                           fertilizers, including sulfur-coated fertilizers,
                           and turf control products                           234,000            Owned(4)

Pittsburgh, PA             Distribution center for various products            131,000            Leased(5)

Sebring, FL                Manufacturing facility for fertilizers;
                           manufacturing and assembly of turf care
                           equipment, replacement parts and golf course
                           accessories; and distribution center for
                           principal products                                  277,000           Leased(6)

Silverton, OR              Blending of grass seed and distribution center      66,200            Leased(7)

Wellington, OH             Manufacturing facility for turf control products
                           and distribution center for principal products      60,000            Owned

Windsor, NJ                Distribution center for principal products          37,000            Owned(8)

(1) Does not include Service Centers or Stores-on-Wheels. As of December 31, 1996, the Company operated Service Centers in 196 facilities of which three are owned, and 193 are leased, by the Company. These facilities range in size from 2,500 to 7,200 square feet. The Company owns or leases 66 tractor-trailers for its Stores-on-Wheels.

(2) This facility is subject to a lease expiring in 1998. The Company has an option to renew the lease for a three-year term.

(3)      This facility is subject to a lease expiring December 31, 1997.

(4) These facilities are subject to mortgages in the aggregate amount of $6,549,000 as of December 31, 1996.

(5) This facility is subject to a lease expiring in 2001. The Company has two five-year renewal options.

(6) These facilities consist of nine buildings subject to leases expiring in 1997, 2000 and 2001. It is the Company's intent to renew these leases upon their expiration.

(7) This facility is subject to a fifteen year lease, expiring in 2009, which includes an option to purchase.

(8) The facility is subject to a mortgage in the amount of $155,000 as of December 31, 1996.

In January 1996, the Company completed the purchase of certain assets of the Pro-Lawn Division of Agway, Inc. The Company distributes Pro-Lawn products from five Agway distribution centers which were used by Pro-Lawn prior to the acquisition and which total approximately 100,000 square feet.

Item 3.  Legal Proceedings
         -----------------

         No legal proceedings are pending to which the Company is a party or to which any of its property is subject other than litigation incidental to the conduct of its business and which in the aggregate is not material to the operations of the Company as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the Company's executive officers, including their respective positions with the Company.

Name                            Age                       Position
----                            ---                        --------
William A. Foley                48         Chairman of the Board, President and Chief Executive Officer

John M. Freise                  50         Vice President, Sales

Philip R. Gardner               52         Vice President, International and Key Accounts

Ware H. Grove                   46         Vice President, Chief Financial Officer

C. Thomas Smith                 47         Vice President, Operations

Michael A. Sotak                41         Vice President, Marketing

         William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board of Directors in October 1994 following the death of James I. FitzGibbon. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From January 1988 to October 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division from 1984 to 1988, and was Vice President - Sales and Marketing for Anchor Hocking Corporation from 1970 to 1984, a producer of glass products. Mr. Foley is also a director of Alltrista Corporation, a consumer and industrial products manufacturing company, and Libbey, Inc., a producer of glass products.

         John M. Freise is Vice President, Sales. Mr Freise joined the Company in 1995 as Vice President, Service Centers. From 1991 to 1995, Mr. Freise was a Regional Vice President Store Operations and Vice President/General Merchandise/Hardlines for Roses Stores, a regional discount store chain. Mr. Freise was District Manager (Director Level) from 1990 to 1991, and from 1987 to 1990 was District Manager of Target Stores, a national discount retailer.

         Philip R. Gardner is Vice President Lawn, International and Key Accounts. He served as Executive Vice President, Sales of the Company from March 1991 until February 1995, and as Vice President-Sales from January 1985 until March 1991. Mr. Gardner joined the Company in September 1976, was promoted to Regional Sales Manager in 1979 and Southeast Sales Manager in 1983.

         Ware H. Grove joined the Company in June 1996 as Vice President, Chief Financial Officer. From 1994 to 1996, Mr. Grove was Vice President and Treasurer at Revco D.S. Inc., a national drugstore chain. From 1991 to 1994, Mr. Grove was Vice President and Treasurer at Vanstar (formerly Computerland Corporation), a global distributor and reseller of personal computers and related products. From 1983 to 1991, Mr. Grove was the Assistant to the President at Manville Corporation, a global building materials manufacturing company; and from 1977 to 1983, Mr. Grove was Cash Manager at The Upjohn Company, a multinational pharmaceutical company.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol "LSCO." The following are high and low market prices by quarter:

                                            1996                            1995
                                    ------------------              -----------------
            Quarter Ended           High         Low                High        Low
            -------------           ----         ---                ----        ---
            March 31                15-3/4       12                 15-3/4      12-3/4
            June 30                 18-5/8       13-3/4             17-3/4      14-1/4
            September 30            19-3/4       14-1/2             15-5/8      12-3/4
            December 31             18           14-1/2             15-1/8      13

        The Company paid an annual dividend of $.11 per Common Share in 1996 and $.10 in 1995. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note C of Notes to Financial Statements.

         As of March 18, 1997 there were approximately 1,160 holders of record of the Company's Common Shares.

Item 6.  Selected Financial Data
         -----------------------

                                                 Five Year Summary
                                   (Amounts in Thousands Except Per Share Data)

                                                             Year Ended December 31
                                      ------------------------------------------------------------
                                         1996          1995         1994         1993         1992
                                         ----          ----         ----         ----         ----
Statement of Income Data:

Net sales                             $312,031     $241,667     $204,523     $166,203      $145,704

Cost of sales                          211,825      160,576      133,826      108,703        97,782
Other cost of sales                      6,771           --           --           --            --
                                     --------------------------------------------------------------

Gross Profit on Sales                   93,435       81,091       70,697       57,500        47,922

Selling, general and
  administrative expenses               91,065       71,635       60,175       47,868        39,776
Other expenses                           4,745        1,035        1,071        1,918         1,537
                                     --------------------------------------------------------------

(Loss) Income from Operations           (2,375)       8,421        9,451        7,714         6,609

Other deductions-net                     1,177          585           71          189           550
                                     --------------------------------------------------------------

(Loss) Income Before Income Taxes
and Cumulative Effect of
Change in Accounting Principle          (3,552)       7,836        9,380        7,525         6,059

Income tax (benefit) expense            (1,203)       3,009        3,608        2,765         2,202
                                    ---------------------------------------------------------------

(Loss) Income Before Cumulative
Effect of Change in Accounting
Principle                               (2,349)       4,827        5,772        4,760         3,857

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                 --             --        1,149           --            --
                                      -------------------------------------------------------------

Net (Loss) Income                     $ (2,349)    $  4,827     $  6,921     $  4,760      $  3,857
                                      =============================================================

Earnings Per Share:

(Loss) Income before cumulative effect
  of change in accounting principle      ($.29)        $.59         $.72         $.68          $.60

Cumulative effect on prior years of
  changing the method of
  capitalizing certain
  inventory costs                           --           --          .14           --            --
                                      -------------------------------------------------------------

(Loss) Earnings Per Share                ($.29)        $.59         $.86         $.68          $.60
                                         ==========================================================

Cash dividends per
  common share                            $.11         $.10         $.09         $.08          $.07
Weighted average number of
  common and common
  equivalent  shares
  outstanding                        8,007,001    8,116,740    8,034,387    6,963,994     6,438,024






                                                        Year Ended December 31
                                      ------------------------------------------------------------
                                      1996         1995          1994          1993           1992
                                      ----         ----          ----        -------          ----

Balance Sheet Data:
Working capital                    $ 99,904      $ 85,950      $ 70,839      $ 65,414       $ 56,873
Total assets                       $164,673      $137,821      $114,612      $104,471       $ 95,882
Long-term debt, net
    of current portion             $ 64,704      $ 43,258      $ 29,542      $ 33,122       $ 45,499
Shareholders' equity               $ 61,699      $ 63,878      $ 58,175      $ 50,883       $ 29,453

Notes:

         A. All per share data have been adjusted to give effect to a 3-for-2 stock split completed by the Company in July 1993.
         B. Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations Results of Operations
-----------------------------------

         Incorporated by reference to pages 12 and 13 of the Registrant's 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Incorporated by reference to pages 15 through 20 of the Registrant's 1996 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

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

Item 11.  Executive Compensation
          ----------------------

         Reference is made to the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Reference is made to the information set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1) and (2).  Financial Statements and Financial Statement Schedules.

         The following financial statements of LESCO, Inc. included in the Registrant's 1996 Annual Report are incorporated by reference in Item 8:

         Balance Sheets--December 31, 1996 and 1995

         Statements of Operations--Years ended December 31, 1996, 1995 and 1994

         Statements of Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements

         The following financial statement schedule is included herewith:

         Schedule II--Valuation and Qualifying Accounts--December 31, 1996

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  See Exhibit Index.

(b) The Registrant has not filed any current report on Form 8-K during the quarter ended December 31, 1996.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedule

                                                    SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS
                                                     LESCO, INC.
                                                  DECEMBER 31, 1996

===================================================================================================================================
              COL. A                        COL. B                        COL. C                    COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
            DESCRIPTION                   BALANCE AT                                              DEDUCTIONS        BALANCE AT
                                         BEGINNING OF                                              DESCRIBE        END OF PERIOD
                                            PERIOD
                                                      --------------------------------------------
                                                          CHARGED TO COSTS       CHARGED TO OTHER
                                                            AND EXPENSES        ACCOUNTS--DESCRIBE
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
  Deducted from assets accounts-
   Reserve for inventory obsolescence   $      250,000    $   6,884,000                                            $   7,134,000
===================================================================================================================================

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         LESCO, Inc.

         By       /s/ William A. Foley
                  ---------------------------
                  William A. Foley

         Date:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----

/s/ William A. Foley
--------------------------       President, Chairman, Chief                       March 26, 1997
William A. Foley                 Executive Officer and Director

/s/ Ware H. Grove
--------------------------       Chief Financial Officer                          March 26, 1997
Ware H. Grove

/s/ Drexel Bunch
--------------------------       Director                                         March 26, 1997
Drexel Bunch

/s/ Robert F. Burkhardt
--------------------------       Director                                         March 26, 1997
Robert F. Burkhardt

/s/ Paul H. Carleton
--------------------------       Director                                         March 26, 1997
Paul H. Carleton

/s/ David H. Clark
--------------------------       Director                                         March 26, 1997
David H. Clark

/s/ J. Martin Erbaugh
--------------------------       Director                                         March 26, 1997
J. Martin Erbaugh

/s/ Stanley M. Fisher
--------------------------       Director                                         March 26, 1997
Stanley M. Fisher

/s/ Michael FitzGibbon
--------------------------       Director                                         March 26, 1997
Michael FitzGibbon

/s/ F. Leon Herron
--------------------------       Director                                         March 26, 1997
F. Leon Herron

/s/ Lee Howley
--------------------------       Director                                         March 26, 1997
Lee Howley

/s/ Karl E. Ware
--------------------------       Director                                         March 26, 1997
Karl E. Ware


                                   LESCO, INC.

                                    FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number          Description of Document
------          -----------------------

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

10(p)6      Employment Agreement by and between the Registrant and William A.
            Foley.

10(q)7      Second Amendment to the Credit Agreement dated November 1, 1996.

10(r)4 Credit Agreement dated September 30, 1994 among National City Bank, PNC Bank, National Association, NBD Bank, N.A., National City Bank, as agent, and the Registrant (the "Credit Agreement")(appears as Exhibit 10(r) to Registrant's Form 10-K for fiscal year 1994).

10(s)4 Consulting Agreement by and between the Registrant and Robert F. Burkhardt (appears as Exhibit 10(s) to Registrant's Form 10-K for fiscal year 1994).

13 7 The following portions of the 1996 Annual Report: Financial Review, Financial Statements, Report of Independent Auditors and Notes to Financial Statements

23 7        Consent of Ernst & Young LLP, Independent Auditors.

27 7        Financial Data Schedule.

Exhibit
-------

    1 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending November 30, 1987 (File No. 0-13147).

    2 Incorporated by reference to exhibits, with the corresponding exhibit numbers, filed by Registrant with its Registration Statement on Form S-l (File No. 2-90900).

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

    5 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 33-22685).

    6 Incorporated by reference to exhibits, with the corresponding exhibit numbers, filed by Registrant with its Registration Statement on Form S-2 (File No. 33-67348).

    7     Filed herewith.

                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS
                          ----------------------------

         Exhibits 10(a), 10(k), 10(1) and 10(p) are compensation plans in which executive officers participate.