Form 10-Q
period 1997-03-31
LESCO INC/OH
filed 1997-05-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997                  Commission File Number 0-13147
                  --------------                                         -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OHIO                                          34-0904517
-------------------------------          --------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                               44116
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (216) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                              Outstanding at
                    Class                                      May 12, 1997
        -------------------------------                       -------------
        Common shares without par value                       8,101,913 shares

                                   LESCO, INC.
                                 BALANCE SHEETS

                                                                        March 31           March 31         December 31
(In Thousands Except Share Data)                                          1997               1996               1996
                                                                     --------------     -------------     ---------------
ASSETS

CURRENT ASSETS
     Cash                                                             $     2,791        $     3,245        $     1,900
     Accounts receivable -- net                                            69,877             59,906             57,424
     Inventories                                                           87,806             89,903             68,090
     Deferred income taxes                                                  4,734              1,194              4,734
     Prepaid expenses and other assets                                      6,804              4,843              4,398
                                                                      -----------        -----------        -----------
         TOTAL CURRENT ASSETS                                             172,012            159,091            136,546

Property, Plant and Equipment                                              49,264             44,021             47,747
     Less allowance for depreciation and amortization                     (25,471)           (22,165)           (24,454)
                                                                      -----------        -----------        -----------
                                                                           23,793             21,856             23,293

Other Assets                                                                5,105              4,883              4,834
                                                                      -----------        -----------        -----------

         TOTAL ASSETS                                                 $   200,910        $   185,830        $   164,673
                                                                      ===========        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                 $    49,804        $    44,146        $    26,786
     Other current liabilities                                              9,386              6,630              9,656
     Current portion of long-term debt                                        200                200                200
                                                                      -----------        -----------        -----------
         TOTAL CURRENT LIABILITIES                                         59,390             50,976             36,642

Long-term debt                                                             78,967             71,315             64,704
Deferred income taxes                                                       1,628              1,132              1,628

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized;  8,094,167 shares issued
         and 8,089,892 outstanding at March 31, 1997, 7,986,088
         at March 31, 1996, 8,064,367 at December 31, 1996                    809                799                807
     Paid-in capital                                                       26,782             25,439             26,549
     Retained earnings                                                     33,685             36,206             34,694
     Less treasury shares                                                     (17)               (37)               (17)
     Unearned compensation                                                   (334)                                 (334)
                                                                      -----------        -----------        -----------

         TOTAL SHAREHOLDERS' EQUITY                                        60,925             62,407             61,699
                                                                      -----------        -----------        -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                         $   200,910        $   185,830        $   164,673
                                                                      ===========        ===========        ===========

                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                                              Three Months Ended March 31
                                                             ----------------------------

     (In Thousands, Except per Share Data)                       1997            1996
                                                             ------------     -----------

Net sales                                                      $ 65,267        $ 53,533

Cost of sales                                                    43,014          35,534
                                                               --------        --------

                                   GROSS PROFIT ON SALES         22,253          17,999

Selling, general and
     administrative expenses                                     23,204          20,382
                                                               --------        --------

                                    LOSS FROM OPERATIONS           (951)         (2,383)

Other deductions (income):
     Interest expense                                             1,249             985
     Other - net                                                   (546)           (555)
                                                               --------        --------
                                                                    703             430
                                                               --------        --------

Loss Before Income Taxes                                         (1,654)         (2,813)

Income taxes                                                       (645)         (1,097)
                                                               --------        --------


                                                NET LOSS       $ (1,009)       $ (1,716)
                                                               ========        ========



                                          LOSS PER SHARE       $  (0.12)       $  (0.21)
                                                               ========        ========

Weighted average number of
     common and common equivalent
     shares outstanding                                           8,084           7,982
                                                               ========        ========

                                   LESCO, INC.
                             STATEMENTS OF CASH FLOW

                                                                  Three Months Ended
                                                                       March 31
                                                             ----------------------------
(In Thousands)                                                   1997            1996
                                                             ------------    ------------
OPERATING ACTIVITIES:
     Net loss                                                  $ (1,009)       $ (1,716)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Depreciation and amortization                            1,017             855
         Increase in accounts receivable                        (12,905)        (12,536)
         Provision for uncollectible accounts receivable            452             351
         Increase in inventories                                (19,716)        (22,059)
         Increase in accounts payable                            23,018          20,475
         Increase in other current items                         (2,676)           (674)
         Other                                                     (271)             (5)
                                                               --------        --------

     NET CASH USED IN OPERATING ACTIVITIES                      (12,090)        (15,309)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                   (1,517)         (1,100)
     Purchase of Prolawn Division of Agway, Inc.                                (11,268)
                                                               --------        --------

     NET CASH USED BY INVESTING ACTIVITIES                       (1,517)        (12,368)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                    27,400          43,100
     Reduction of borrowings                                    (13,137)        (15,043)
     Issuance of common shares                                      235             245
                                                               --------        --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   14,498          28,302
                                                               --------        --------

Net Increase in Cash                                                891             625

Cash --  Beginning of the Period                                  1,900           2,620
                                                               --------        --------

     CASH - END OF THE PERIOD                                  $  2,791        $  3,245
                                                               ========        ========

                                   LESCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1996.

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

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

The Company's sales growth in the first quarter was $11,734,000, a 21.9% increase to $65,267,000 compared to $53,533,000 in the first quarter 1996. Both consumable and hard goods sales volume increased in the first quarter 1997 compared to 1996. During the quarter, the Company opened twenty new Service Centers which brings the total number of Service Centers in operation to 215 as of March 31, 1997. Same store sales for the first quarter 1997 compared to 1996 increased 18.7%.

Gross profit as a percent of sales was 34.1% in the first quarter of 1997 compared to 33.6% in 1996. Margins remained relatively constant for both consumable and hard goods products. The Company continues to focus on margin improvements through refinements in product purchases and enhancements in sales pricing strategies.

Selling, general and administrative expenses increased $2,822,000, a 13.8% increase to $23,204,000 for the first quarter 1997 compared to $20,382,000 in the first quarter 1996. Delivery and distribution expenses remained relatively unchanged as a percentage of sales while selling, general and administrative expenses decreased as a percent of sales to 26.7% in first quarter 1997 compared to 29.6% of sales for 1996. The largest increase in selling and administrative expenses was Service Center costs, primarily due to the opening of twenty new Service Centers.

Interest expense increased to $1,249,000 in the first quarter 1997 from $985,000 in 1996. This increase was due primarily to the increase in outstanding debt in 1997 compared to 1996. Other-net includes customer finance charges and totaled $541,000 in the first quarter 1997 compared to $538,000 in 1996.

The Company's effective income tax rate for both the first quarter 1997 and 1996 was 39%.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of March 31, 1997, total assets of the Company were $200,910,000 compared to $185,830,000 as of March 31, 1996 and $164,673,000 as of December 31, 1996. The
principal reason for the increase in assets as of March 31, 1997 from a year earlier is the $9,971,000 increase in accounts receivable, an increase of 16.6% compared to the sales increase of 21.9%. Inventories for the same comparative dates decreased slightly from $89,903,000 to $87,806,000 as of March 31, 1997. The decrease in inventory levels is due to the effects of improvements in inventory management throughout 1996 and 1997. Comparing March 31, 1997 to December 31, 1996, accounts receivable increased $12,453,000 and inventories increased $19,716,000 due to the seasonal increase in sales and increases in inventories in preparation for the spring season.

Funding for the asset changes from March 31, 1996 to 1997 was accomplished by increases in accounts payable of $5,658,000 and long-term debt of $7,652,000. The increase from December 31, 1996 to March 31, 1997 was obtained by an increase in accounts payable of $23,018,000 and long-term debt of $14,263,000. The increase in accounts payable from March to March was due to inventory purchases related to year to year sales volume increases while the increase from December to March reflects seasonal supplier deferred programs which are due in the second and third quarter of the year. Increases in long-term debt balances result from increased borrowings under the Company's line of credit.

As of March 31, 1997, the Company had $7,500,000 available under its credit facility. During the first quarter of 1997, capital expenditures totaled $1,517,000. The primary expenditures included information system enhancements, fertilizer production equipment and new Service Centers.

New Accounting Requirements
---------------------------

The new requirements for calculating earnings per share under Financial Accounting Standards Board Statement #128, Earnings Per Share, will be effective December 31, 1997. Management does not expect the impact of adopting the statement to be material.

                           PART II - OTHER INFORMATION
                           ---------------------------

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits:
                  (10) Third Amendment to the Credit Agreement dated
                       November 1, 1996
                  (27) Financial Data Schedule

There were no reports on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LESCO, INC.



April 12, 1997                         By: /s/ Ware H. Grove
                                          -------------------------------------
                                                Ware H. Grove, Vice-President/
                                                       Chief Financial Officer