Form 10-Q
period 1997-06-30
LESCO INC/OH
filed 1997-08-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1997                  Commission File Number 0-13147
                  -------------                                         -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                        34-0904517
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                                       44116
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (216) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                           Outstanding at
                     Class                                 August 11, 1997
        --------------------------------                   -----------------
        Common shares, without par value                   8,232,260  shares

                                  LESCO, INC.
                                 BALANCE SHEETS




                                                             June 30        June 30      December 31
(In Thousands Except Share Data)                               1997           1996          1996
                                                           -----------    -----------    -----------
ASSETS

CURRENT ASSETS
    Cash                                                   $     4,600    $     8,848    $     1,900
    Accounts receivable -- net                                  72,696         70,886         57,424
    Inventories                                                 86,649         78,926         68,090
    Deferred income taxes                                        4,734          1,194          4,734
    Prepaid expenses and other assets                            1,422          1,503          4,398
                                                           -----------    -----------    -----------
            TOTAL CURRENT ASSETS                               170,101        161,357        136,546

Property, Plant and Equipment                                   50,321         45,076         47,747
    Less allowance for depreciation and amortization           (26,482)       (22,869)       (24,454)
                                                           -----------    -----------    -----------
                                                                23,839         22,207         23,293

Other Assets                                                     4,979          4,837          4,834
                                                           -----------    -----------    -----------

            TOTAL ASSETS                                   $   198,919    $   188,401    $   164,673
                                                           ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                       $    55,952    $    44,450    $    26,786
    Other current liabilities                                   10,684          8,443          9,656
    Current portion of long-term debt                              200            200            200
                                                           -----------    -----------    -----------
            TOTAL CURRENT LIABILITIES                           66,836         53,093         36,642

Long-term debt                                                  63,429         67,578         64,704
Deferred income taxes                                            1,627          1,132          1,628

SHAREHOLDERS' EQUITY:
    Preferred shares-- without par value--
        authorized 500,000 shares
    Common shares--without par value--
        19,500,000 shares authorized;  8,154,997 shares issued
        and 8,151,847 outstanding at June 30, 1997,  8,012,438
        at June 30, 1996, 8,064,367 at December 31, 1996           815            802            807
    Paid-in capital                                             27,576         25,730         26,549
    Retained earnings                                           38,987         40,086         34,694
    Less treasury shares                                           (17)           (20)           (17)
    Unearned compensation                                         (334)                         (334)
                                                           -----------    -----------    -----------
        TOTAL SHAREHOLDERS' EQUITY                              67,027         66,598         61,699
                                                           -----------    -----------    -----------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                               $   198,919    $   188,401    $   164,673
                                                           ===========    ===========    ===========

                                  LESCO, INC.
                              STATEMENTS OF INCOME


                                                      Three Months Ended June 30  Six Months Ended June 30
                                                      --------------------------  ------------------------

        (In Thousands, Except per Share Data)            1997         1996         1997          1996
                                                      ---------    ---------    ---------    ---------

Net sales                                             $ 111,128    $ 104,444    $ 176,395    $ 157,977

Cost of sales                                            74,332       71,351      117,347      106,885
                                                      ---------    ---------    ---------    ---------

        GROSS PROFIT ON SALES                            36,796       33,093       59,048       51,092

Selling, general and
        administrative expenses                          25,893       24,959       49,096       45,340
                                                      ---------    ---------    ---------    ---------

        INCOME FROM OPERATIONS                           10,903        8,134        9,952        5,752

Other deductions (income):
        Interest expense                                  1,075        1,091        2,324        2,077
        Other - net                                        (459)        (759)      (1,005)      (1,314)
                                                      ---------    ---------    ---------    ---------
                                                            616          332        1,319          763
                                                      ---------    ---------    ---------    ---------

Income Before Income Taxes                               10,287        7,802        8,633        4,989

Income taxes                                              4,012        3,043        3,367        1,946
                                                      ---------    ---------    ---------    ---------


        NET INCOME                                    $   6,275    $   4,759    $   5,266    $   3,043
                                                      =========    =========    =========    =========


        EARNINGS PER SHARE                            $    0.75    $    0.58    $    0.63    $    0.37
                                                      =========    =========    =========    =========

Weighted average number of
        common and common equivalent
        shares outstanding                                8,419        8,255        8,373        8,219
                                                      =========    =========    =========    =========

                                  LESCO, INC.
                            STATEMENTS OF CASH FLOW


                                                                             Six Months Ended
                                                                      ---------------------------
                                                                                 June 30
(In Thousands)                                                               1997           1996
                                                                      ------------    -----------
OPERATING ACTIVITIES:
        Net income                                                        $  5,266       $  3,043
        Adjustments to reconcile net income to net cash
                used by operating activities:
                Depreciation and amortization                                2,044          1,725
                Increase in accounts receivable                            (16,529)       (24,143)
                Provision for uncollectible accounts receivable              1,257            979
                Increase in inventories                                    (18,559)       (11,081)
                Increase in accounts payable                                29,166         20,780
                Increase in other current items                              4,005          4,477
                Other                                                         (146)            41
                                                                      ------------    -----------

        NET CASH PROVIDED IN OPERATING ACTIVITIES                            6,504         (4,179)

INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                           (2,591)        (2,276)
        Purchase of Prolawn Division of Agway, Inc.                                       (11,268)
                                                                      ------------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                               (2,591)       (13,544)

FINANCING ACTIVITIES:
        Proceeds from borrowings                                            40,000         63,400
        Reduction of borrowings                                            (41,275)       (39,080)
        Issuance of common shares                                            1,035            510
        Cash Dividend                                                         (973)          (879)
                                                                      ------------    -----------

        NET CASH (USED) BY FINANCING ACTIVITIES                             (1,213)        23,951
                                                                      ------------    -----------

Net Increase in Cash                                                         2,700          6,228

Cash --  Beginning of the Period                                             1,900          2,620
                                                                      ------------    -----------

        CASH - END OF THE PERIOD                                          $  4,600       $  8,848
                                                                      ============    ===========

                                   LESCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

Operating results for the six months ended June 30 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

NOTE B - Acquisition of Tri Delta Fertilizer, Inc.
--------------------------------------------------

In August 1997, the Company purchased Tri Delta Fertilizer, Inc.'s outstanding shares of stock for $3,154,000. Tri Delta, located in Stockton, California, was a privately held manufacturer and distributor of granular and liquid fertilizer and combination products to customers in the turf care and agricultural markets throughout western United States. The acquisition was financed primarily through borrowings under the Company's credit facility.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

For the Second Quarter ended June 30, 1997, sales increased 6.4% to $111.1 million from $104.4 million in 1996. Sales for the first six months of 1997 increased 11.7% to $176.4 million from $158.0 million in 1996. Both consumable and hard good sales volume increased in the second quarter and the first six months in 1997 compared to 1996. The company increased its Service Centers in operation to 215 as of June 30, 1997 compared to 196 Service Centers in operation as of June 30, 1996. Same store sales for the second quarter and the first six months of 1997 compared to 1996 increased 11.3% and 13.8% respectively.

Gross profit as a percent of sales was 33.1% in the second quarter 1997 compared to 31.7% in 1996 with the first six months gross profit as a percent of sales in 1997 being 33.5% compared to 32.3% in 1996. The gross profit percentage increase occurred in consumable goods, while hard goods remained relatively constant for both the quarter and year-to-date.

The Company's selling, general and administrative expenses increased $934,000, a 3.7% increase to $25.9 million for the second quarter 1997 compared to $25.0 million in the second quarter 1996. Selling, general and administrative expenses increased $3.8 million, a 8.3% increase to $49.1 million for the first six months 1997 compared to $45.3 million in the first six months 1996. Service Center and delivery expenses contributed the largest dollar increase in selling, general and administrative expenses in the second quarter and the first six months of 1997 compared to 1996.

For the second quarter 1997, interest expense decreased to $1,075,000 from $1,091,000 in 1996 due primarily to the reduction in outstanding debt in 1997 compared to 1996. Interest expense for the first six months increased to $2,324,000 in 1997 from $2,077,000 in 1996 due primarily to a higher level of outstanding debt in the first three months in 1997 compared to 1996. Other deductions-net include customer finance charges which total $625,000 in the second quarter 1997 compared to $649,000 in 1996 and year-to-date of $1,166,000 in 1997 compared to $1,187,000 in 1996.

The Company's effective tax rate for the second quarter and year-to-date 1997 and 1996 is 39%.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
As of June 30, 1997, total assets of the Company were $199.0 million compared to $188.4 million as of June 30, 1996 and $164.7 million as of December 31, 1996. The asset increase from June 30, 1996 to June 30, 1997 is due to sales volume increases while the increase from December 31, 1996 is due to the seasonality of the business. Accounts receivable and inventories increased 2.6% and 9.8% from June 30, 1996 to June 30, 1997. These increases compare favorably with the increase in sales of 11.7% in the first six months of 1997 compared to 1996. Increases in accounts receivable of $15.3 million and inventories of $18.6 million from December 31, 1996 compared to June 30, 1997 reflect business seasonality.

Funding was provided primarily by increases in accounts payable. The increase from June 30, 1996 to June 30, 1997 was due to sales volume increases requiring additional inventories. The increase from December 31, 1996 to June 30, 1997 relates to sales volume increases and the seasonal supplier deferred payment programs which become due primarily in the third quarter of the year. The Company's long-term debt remained relatively unchanged for the periods reported.

As of June 30, 1997, the Company had $23.0 million available under its credit facility. During the first six months of 1997, capital expenditures totaled $2.6 million. The primary expenditures included information systems enhancements, fertilizer production equipment and new Service Centers. In August 1997, the Company purchased Tri Delta Fertilizers, Inc. for $3,154,000 (see Note B).

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 14, 1997, the Registrant conducted its Annual Meeting of Shareholders. The following matter was brought before the shareholders for vote at this meeting:


         Election of Directors for a One-Year Term
         -----------------------------------------
                                                          Votes "For"        Votes "Withheld"
                                                          -----------        ----------------
Ronald Best                                                6,189,639              34,966
Drexel Bunch                                               6,190,530              34,075
Robert F. Burkhardt                                        6,198,380              26,225
Paul H. Carleton                                           6,191,280              33,325
David H. Clark                                             6,198,380              26,225
J. Martin Erbaugh                                          6,197,376              27,229
Stanley M. Fisher                                          6,175,103              49,503
Michael J. FitzGibbon                                      6,198,139              26,466
William A. Foley                                           6,180,932              43,673
F. Leon Herron, Jr.                                        6,187,034              37,572
Lee C. Howley                                              6,195,189              29,416



Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits:
                  (27) Financial Data Schedule


There were no reports on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LESCO, INC.





August 11, 1997                      By:______________________________
---------------                      Ware H. Grove, Vice-President/
                                           Chief Financial Officer