Form 10-Q
period 1997-09-30
LESCO INC/OH
filed 1997-11-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997              Commission File Number 0-13147
                  ------------------                                     -------

                                   LESCO, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                                34-0904517
------------------------------                  --------------------------------
State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

           20005 Lake Road
           Rocky River, Ohio                                 44116
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 (216) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                             Outstanding at
                 Class                                      November 11, 1997
     ------------------------------                        -----------------
    Common shares, without par value                         8,254,934 shares



                                                                     LESCO, INC.
                                                             CONSOLIDATED BALANCE SHEETS




                                                                        September 30        September 30        December 31
(In Thousands Except Share Data)                                             1997               1996               1996
                                                                        ------------        ------------        -----------
                                                                                         (unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                               $     5,828         $     5,298         $     1,900
     Accounts receivable -- net                                              75,202              69,269              57,424
     Inventories                                                             82,335              75,640              68,090
     Deferred income taxes                                                    4,760               1,194               4,734
     Prepaid expenses and other assets                                        1,822               1,842               4,398
                                                                        -----------         -----------         -----------
         TOTAL CURRENT ASSETS                                               169,947             153,243             136,546

Property, plant and equipment                                                56,050              46,054              47,747
     Less allowance for depreciation and amortization                       (28,638)            (23,738)            (24,454)
                                                                        -----------         -----------         -----------
                                                                             27,412              22,316              23,293

Other Assets                                                                  4,714               4,748               4,834
                                                                        -----------         -----------         -----------

         TOTAL ASSETS                                                   $   202,073         $   180,307         $   164,673
                                                                        ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    42,152         $    39,362         $    26,786
     Other current liabilities                                               10,332               9,878               9,656
     Current portion of long-term debt                                          200                 200                 200
                                                                        -----------         -----------         -----------
         TOTAL CURRENT LIABILITIES                                           52,684              49,440              36,642

Long-term debt                                                               75,098              59,441              64,704
Deferred income taxes                                                         1,627               1,132               1,628

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized;  8,250,734 shares issued
         and 8,247,584 outstanding at September 30, 1997, 8,019,338
         at September 30, 1996, 8,064,367 at December 31, 1996                  825                 802                 807
     Paid-in capital                                                         28,758              25,822              26,549
     Retained earnings                                                       43,432              43,687              34,694
     Less treasury shares                                                       (17)                (17)                (17)
     Unearned compensation                                                     (334)                                   (334)
                                                                        -----------         -----------         -----------

         TOTAL SHAREHOLDERS' EQUITY                                          72,664              70,294              61,699
                                                                        -----------         -----------         -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                           $   202,073         $   180,307         $   164,673
                                                                        ===========         ===========         ===========







                                                                                LESCO, INC.
                                                               CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                   Three Months Ended September 30           Nine Months Ended September 30
                                                  --------------------------------          --------------------------------

     (In Thousands, Except per Share Data)            1997                 1996                 1997                 1996
                                                   ---------           ----------           ----------            ----------

Net sales                                          $ 103,244            $  91,316            $ 279,638            $ 249,293

Cost of sales                                         69,313               62,069              186,661              168,954
                                                   ---------            ---------            ---------            ---------

     GROSS PROFIT ON SALES                            33,931               29,247               92,977               80,339

Selling, general and
     administrative expenses                          26,757               23,312               75,850               68,652
                                                   ---------            ---------            ---------            ---------

     INCOME FROM OPERATIONS                            7,174                5,935               17,127               11,687

Other deductions (income):
     Interest expense                                  1,122                1,012                3,446                3,089
     Other - net                                      (1,234)                (981)              (2,238)              (2,295)
                                                   ---------            ---------            ---------            ---------
                                                        (112)                  31                1,208                  794
                                                   ---------            ---------            ---------            ---------

Income before income taxes                             7,286                5,904               15,919               10,893

Income taxes                                           2,842                2,303                6,209                4,249
                                                   ---------            ---------            ---------            ---------


     NET INCOME                                    $   4,444            $   3,601            $   9,710            $   6,644
                                                   =========            =========            =========            =========



     EARNINGS PER SHARE                            $    0.52            $    0.43            $    1.15            $    0.81
                                                   =========            =========            =========            =========

Weighted average number of
     common and common equivalent
     shares outstanding                                8,624                8,279                8,411                8,239
                                                   =========            =========            =========            =========







                                                            LESCO, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                 ----------------------------------
(In Thousands)                                                                      1997                     1996
                                                                                 ----------               ---------
OPERATING ACTIVITIES:
     Net income                                                                   $  9,710                 $  6,644
     Adjustments to reconcile net income to net cash
         provided  by operating activities:
         Depreciation and amortization                                               3,131                    2,597
         Increase in accounts receivable                                           (18,188)                 (22,651)
         Provision for uncollectible accounts receivable                             1,478                    1,104
         Increase in inventories                                                   (13,784)                  (7,795)
         Increase in accounts payable                                               14,520                   15,692
         Increase in other current items                                             3,245                    5,573
         Other                                                                         313                      130
                                                                                  --------                 --------

     NET CASH PROVIDED IN OPERATING ACTIVITIES                                         425                    1,294

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                      (4,934)                  (3,257)
     Acquisition of businesses (net of $18 cash received)                           (2,949)                 (11,268)
                                                                                  --------                 --------

     NET CASH USED BY INVESTING ACTIVITIES                                          (7,883)                 (14,525)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                       80,514                   79,500
     Reduction of borrowings                                                       (70,120)                 (63,317)
     Issuance of common shares                                                       1,965                      605
     Cash dividends                                                                   (973)                    (879)
                                                                                  --------                 --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      11,386                   15,909
                                                                                  --------                 --------

Net Increase in Cash                                                                 3,928                    2,678

Cash --  Beginning of the Period                                                     1,900                    2,620
                                                                                  --------                 --------

     CASH - END OF THE PERIOD                                                     $  5,828                 $  5,298
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

NOTE B - Acquisition of Tri Delta Fertilizer, Inc.
--------------------------------------------------

On August 1, 1997, the Company purchased all of the outstanding shares of Tri Delta Fertilizer, Inc. for $3.2 million consisting of $2.9 million in cash and the issuance of 12,465 shares of the Company's common stock. Tri Delta, located in Stockton, California, is a manufacturer and distributor of granular and liquid fertilizer and combination products to customers in the turf care and agricultural markets throughout the western United States. The Company recorded the acquisition using the purchase method of accounting and Tri Delta operations since August 1, 1997 are included in the Company's consolidated financial statements.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------


For the third quarter ended September 30, 1997 sales increased 13.1% to $103.2 million from $91.3 million in 1996. Sales for the first nine months of 1997 increased 12.2% to $279.6 million from $249.3 million in 1996. Both consumable and hard good sales volume increased in the third quarter and the first nine months of 1997 compared to 1996. Sales increases for both the third quarter and the first nine months reflect the increase of Service Centers in operation to 215 as of September 30, 1997 from 196 in operation as of January 1997. Same store sales for the third quarter and first nine months of 1997 compared to 1996 increased 10.7% and 12.7%, respectively. The Company has concluded its 1997 Service Center expansion program and is planning an expansion of a similar number of stores in 1998.

Gross profit as a percent of sales was 32.9% in the third quarter 1997 compared to 32.0% in 1996 with the first nine months gross profit as a percent of sales in 1997 being 33.2% compared to 32.2% in 1996. The gross profit percentage increase occurred in both the consumable and hard goods for both the quarter and year-to-date. The Company continues to focus on margin improvements through refinements in product purchases and enhancements in sales pricing strategies.

The Company's selling, general and administrative expenses increased $3.4 million, a 14.8% increase to $26.7 million for the third quarter 1997 compared to $23.3 million in the third quarter 1996. Selling, general and administrative expenses increased $7.2 million, a 10.5% increase to $75.9 million for the first nine months 1997 compared to $68.7 million in the first nine months 1996. Service Center and delivery expenses contributed the largest dollar increase in selling, general and administrative expenses in the third quarter and the first nine months of 1997 compared to 1996. Service Center expenses are up due to the increase in the number of Service Centers in operation. The increase in delivery expense is a result of the increase in sales volume and a change in product mix weighted more towards fertilizer and combination products.

Interest expense was $1,122,000 in the third quarter 1997 compared to $1,012,000 in 1996 and $3,446,000 year-to-date 1997 compared to $3,089,000 in 1996. This increase is primarily due to increased borrowings for working capital requirements for sales expansion and the acquisition of Tri Delta Fertilizer, Inc.. Other deductions-net include customer finance charges which total $1,115,000 for the third quarter 1997 compared to $938,000 in 1996 and $2,281,000 year-to-date 1997 compared to $2,125,000 in 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of September 30, 1997, total assets of the Company were $202.1 million compared to $180.3 million as of September 30, 1996 and $164.7 million as of December 31, 1996. The asset increase from September 30, 1997 to September 30, 1996 is primarily related to working capital increases resulting from increased sales volume while the increase from December 31, 1996 is due to the seasonality of the business. Accounts receivable were $75.2 million as of September 30, 1997 compared to $69.3 million as of September 30, 1996, an 8.6 % increase due primarily to the increase in sales, and $57.4 million as of December 31, 1996. Inventories were $82.3 million as of September 30, 1997 compared to $75.6 million as of September 30, 1996, an 8.9% increase also due to sales increases, and $68.1 million as of December 31, 1996.

Funding was provided primarily by an increase in long-term debt along with an increase in accounts payable. The Company's long-term debt increased to $75.1 million as of September 30, 1997 through additional borrowings under the Company's credit facility. Accounts payable increased to $42.2 million as of September 30, 1997 from $39.4 million as of September 30, 1996 and $26.8 million as of December 31, 1996. The increase from September 30, 1996 relates to the increases in inventories as noted above while the increase from December 31, 1996 is primarily related to seasonality.

Outstanding debt under the Company's credit facility was $68.7 million as of September 30, 1997 compared to $52.9 million as of September 30, 1996 and $58.2 million as of December 31, 1996. As of September 30, 1997 the Company had $11.3 million available under its credit facility.

Capital expenditures for the first nine months of 1997 totaled $4.9 million and relate primarily to the opening of Service Centers, improvements in the Company's information systems and the construction of the Company's new fertilizer plant in Sebring, Florida.







New Accounting Requirements
---------------------------

The new requirements for calculating earnings per share under Financial Accounting Standards Board Statement #128, Earnings Per Share, will be effective December 31, 1997. Management does not expect the impact of adopting the statement to have a material impact on earnings per share.

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. The Company must adopt this statement in the first quarter of fiscal 1998. Management is currently studying the potential effect of adopting this statement.

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

                                            LESCO, INC.





November 11, 1997                           By: /s/ Ware H. Grove
-------------------                         ----------------------------------
                                            Ware H. Grove, Vice-President/
                                                     Chief Financial Officer