Form 10-K
period 1997-12-31
LESCO INC/OH
filed 1998-03-26
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997                 Commission File No. 0-13147

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

                                 (440) 333-9250
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                                   Name of each exchange on
             Title of each class                                   which registered

                    None                                              Not Applicable
             -------------------                                   --------------------

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

Aggregate market value of Common Shares held by nonaffiliates on March 20, 1998: approximately $155,500,000.

Number of Common Shares outstanding on March 20, 1998:  8,287,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report are incorporated by reference in Parts II, III and IV and portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in 1998 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I

Item 1.  Business
         --------

General
-------

         The Registrant was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms "Company," "LESCO" and "Registrant" refer to LESCO, Inc.

         The Company is engaged in the manufacture and sale of an extensive array of golf course and lawn care products which are marketed throughout the United States, primarily under the LESCO name. These products include fertilizers, turf protection products, grass seed, turf care equipment and replacement parts and golf course accessories. The Company's customers include golf courses, lawn care companies, landscapers, municipalities, theme parks and industrial concerns. Products are marketed directly through the Company's sales organization, which includes localized service centers and a fleet of LESCO tractor trailers operated by salesmen trained in turf care management. The Company's operations constitute a single industry segment.

Products
--------

         The Company manufactures and sells to the green industry an extensive array of turf care products, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names "LESCOO," "LESCO Products" and "Pro-Lawn Products." In addition, the Company sells a diverse line of turf products under the manufacturer's brand name.

         Sales by product line for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                  Year Ended December 31
                      --------------------------------------------------------------------------------
                                                 (Net sales in thousands)
                                1997                       1996                       1995
                      ----------------------       ----------------------       ----------------------
                      Net Sales      Percent       Net Sales      Percent       Net Sales     Percent
                      --------      --------       --------      --------       --------      --------

Consumable goods      $290,502          81.4%      $247,454          79.3%      $184,545          76.4%

Hard goods              66,339          18.6%        64,577          20.7%        57,122          23.6%
                      --------      --------       --------      --------       --------      --------

Total                 $356,841         100.0%      $312,031         100.0%      $241,667         100.0%
                      ========      ========       ========      ========       ========      ========

Consumable Goods
----------------

         TURF CONTROL PRODUCTS. The Company offers a full line of turf control products including herbicides, insecticides and fungicides. These products control weed growth, insect infestation and fungal diseases of turf, trees, shrubs and landscape beds. The Company's turf control products include its LESCO BioChoiceO alternative product line. In addition, in order to offer its customers a more complete product line, the Company sells turf control products produced by other major manufacturers.

         FERTILIZER. The Company sells a broad assortment of standard fertilizers, including combination products that combine fertilizer with turf control products. The Company also custom-blends fertilizer according to its customers' specifications. The Company's fertilizers include specialized products for golf course applications including greens, tees and fairways, products for use in the lawn care industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available.

         The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea fertilizer. The Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of overfertilization.

ELITE(R) is the Company's premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on golf course greens, tees and fairways.

         TURFGRASS SEED. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest and Western Canada for cool season grasses and in California for warm season grasses. The Company has more than 35,000 production acres under contract in these regions. The Company's seed line includes 34 proprietary varieties as well as 28 standard blends and mixtures.

Hard Goods
----------

         EQUIPMENT AND ACCESSORIES. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. the Company's 50-50 joint venture. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups and flagpoles. Equipment sales are supported by field equipment specialists, a toll-free hotline staffed by trained technicians and repair facilities in the Service Centers. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

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

Marketing and Distribution
--------------------------

         LESCO SERVICE CENTERS(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company opened 20 new Service Centers in 1997, and had 215 Service Centers in operation as of December 31, 1997. The Company plans to open 20 Service Centers in 1998. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

         LESCO STORES-ON-WHEELS(R). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of Stores-on-Wheels consisting of 66 tractor trailers. These trucks are well-stocked with a wide variety of turf care products, all of which are sold directly from the trucks.

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

         TURF CARE EQUIPMENT, REPLACEMENT PARTS AND GOLF COURSE ACCESSORIES. In October 1996, the Company announced the formation of a 50-50 joint venture, Commercial Turf Products, Ltd. (CTP), with MTD Products Inc for the manufacture of commercial equipment. Located in Streetsboro, Ohio, the joint venture manufactures commercial lawn care equipment to be sold to both partners. The joint venture commenced operations in May 1997, and began to manufacture equipment in the second half of 1997. As a result, the Company transitioned its equipment manufacturing operations from Sebring, Florida to the joint venture, and transferred much of its manufacturing equipment, parts, and work in process to the joint venture during the second half of 1997. The remainder of the Company's equipment manufacturing assets not transferred to the joint venture are expected to be liquidated in the first half of 1998.

         The joint venture manufactures and assembles certain turf care equipment and related replacement parts in its Streetsboro location. CTP purchases metal components and performs manufacturing processes such as stamping, cutting, bending, welding, grinding, and punching of many component parts. Using these manufactured components, together with some components purchased from a variety of third party suppliers, CTP assembles rotary mowers, spreaders, sprayers, aerators, and turf renovators for sale to each partner. The Company distributes and sells commercial equipment supplied by CTP under the LESCO name primarily through its LESCO Service Centers.

         The Company also sells golf course accessories which are manufactured by various contractors with tooling, dies, and molds owned by the Company.

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

Seasonality and Backlog
-----------------------

         The Company's business is seasonal because the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 1997 and 1996 was $7,186,000 and $5,315,000, respectively.

Employees
---------

         As of December 31, 1997, the Company had 1,157 full-time employees, of which 306 were involved in manufacturing, assembly and warehouse operations, 562 in sales-related activities and 289 in management and administration. Of the total number of full-time employees, 746 are salaried and 411 are hourly employees. At the Company's Martins Ferry facility, 111 employees are represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

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

         Fertilizer products are currently regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that the Company's registration in any state will not be challenged. The Company is also required to obtain permits from a number of governmental agencies in order to conduct various aspects of its business. These permits are subject to modification and revocation, which could impair the Company's ability to conduct its business in the manner in which and at the places at which it is presently conducted.

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. There are no such reserves for environmental matters at December 31, 1997.

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

Item 2.  Properties
         ----------

         The Company owns its principal executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand. The Company maintains sales offices at each of the following locations, except its executive offices. Detail by location as of December 31, 1997 is as follows:

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

Rocky River, OH             Executive offices                                            41,000         Owned

Avon Lake, OH               Blending of grass seed and distribution center               139,000        Owned

Charlotte, NC               Distribution center for various products                     57,600         Leased(2)

Lawrenceville, NJ           Distribution center for various products                     100,500        Leased(3)

Martins Ferry, OH           Manufacturing facility and distribution center for           234,000        Owned(4)
                            fertilizers, including sulfur-coated fertilizers, and
                            turf control products

Pittsburgh, PA              Distribution center for various products                     131,000        Leased(5)

Sebring, FL                 Manufacturing facility for fertilizers and distribution      277,000        Leased(6)
                            center for principal products

Stockton, CA                Manufacturing facility and distribution center for           19,503         Owned/
                            fertilizers and turf control products                                       Leased(7)

Silverton, OR               Blending of grass seed and distribution center               66,200         Leased(8)

Wellington, OH              Manufacturing facility for turf control products and         60,000         Owned
                            distribution center for principal products

Windsor, NJ                 Distribution center for principal products                   37,000         Owned(9)

(1)      Does not include Service Centers or Stores-on-Wheels. As of December 31, 1997, the Company operated
         Service Centers in 215 facilities of which three are owned, and 212 are leased, by the Company. These facilities range in size from 2,500 to 7,200 square feet. The Company owns or leases 66 tractor-trailers for its Stores-on-Wheels.

(2)      This facility is subject to a lease expiring in October 31, 1998. The Company has an option to renew the lease for an additional three-year term.

(3)      This facility is subject to a lease which expired December 31, 1997. The Company moved to a new facility in Hamilton, New Jersey in January 1998.

(4)      These facilities are subject to mortgages in the aggregate amount of $6,470,000 as of December 31,
         1997.

(5)      This facility is subject to a lease expiring in 2001. The Company has two five-year renewal options.

(6)      These facilities consist of nine buildings subject to leases expiring in 1998, 2000 and 2001. It is the
         Company's intent to renew these leases upon their expiration.

(7)      These facilities consist of three buildings which are owned by the Company. The land is subject to leases which expire in 2011. The Company has one five year renewal option.

(8) This facility is subject to a lease which expires in 2009. The lease includes an option to purchase.

(9) The facility is subject to a mortgage in the amount of $84,000 as of December 31, 1997.


In January 1996, the Company completed the purchase of certain assets of the Pro-Lawn Division of Agway, Inc. The Company distributes Pro-Lawn products from five Agway distribution centers which were used by Pro-Lawn prior to the acquisition and which total approximately 100,000 square feet.

In January 1998, the Company completed the purchase of certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. The Company manufactures and distributes fertilizer and turf seed from the acquired facility which includes three buildings totaling approximately 77,000 square feet.

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

Name                            Age                                    Position
----                            ---                                    --------
William A. Foley                50           Chairman of the Board, President and Chief Executive Officer

John M. Freise                  51           Vice President, Sales

Philip R. Gardner               54           Vice President, International and Key Accounts

Ware H. Grove                   47           Vice President, Chief Financial Officer

C. Thomas Smith                 49           Vice President, Operations

Kenneth S. Sekley               39           Vice President, Marketing

Michael A. Sotak                42           Vice President, Marketing

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

         John M. Freise was employed by the Company from October 27, 1995 to December 12, 1997 as Vice President, Sales. From 1991 to 1995, Mr. Freise was a Regional Vice President Store Operations and Vice President/General Merchandise/Hardlines for Roses Stores, a regional discount store chain. Mr. Freise was District Manager (Director Level) from 1990 to 1991, and from 1987 to 1990 was District Manager of Target Stores, a national discount retailer.

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

         Kenneth S. Sekley joined the Company in December 1997 as Vice President, Marketing. Just prior to his employment with the Company, Mr. Sekley was General Manager/Vice President, U.S. Crop Protection for American Cyanamid Company, a $2.5 billion subsidiary of American Home Products, which is a leading manufacturer of crop protection and lawn-and-garden chemicals. From 1990 to 1997, Mr. Sekley held the following positions with American Cyanamid: from 1995 to 1997, Vice President of Marketing; from 1994 to 1995, Business Manager, Retail Distribution/Database Marketing; from 1993, District Sales Manager; from 1991 to 1993, Product Manager; and from 1990 to 1991, Manager, Business Development. Prior to his employment with American Cyanamid, from 1980 to 1990, Mr. Sekley held positions with Quantum Associates, Alliance Consulting, and Exxon Corporation.

         Michael A. Sotak was employed by the Company from March 1994 to January 9, 1997 as Vice President, Marketing. From 1991 to 1993, Mr. Sotak was a Director of Marketing at Pitman-Moore, Inc., now known as Mallinckrodt Veterinary, Inc., Division of Mallinckrodt, Inc. Mr. Sotak also held the following positions with Pitman-Moore, Inc.: 1989 to 1991, Director of Business Management; 1988 to 1989, Director, International Marketing; and, 1987 to 1988, National Sales Manager. From 1978 to 1987, Mr. Sotak was Senior Product Manager of Schering-Plough Corporation, a pharmaceutical manufacturer and marketer.


PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol "LSCO." The following are high and low market prices by quarter:

                                            1997                                1996
                                    ---------------------             ------------------------
            Quarter Ended           High           Low                High              Low
            -------------           ----           ---                ----              ---
            March 31                17-1/2         15-7/8             15-3/4            12
            June 30                 18-5/8         14                 18-5/8            13-3/4
            September 30            23-1/2         18-1/4             19-3/4            14-1/2
            December 31             25-1/2         20                 18                14-1/2

         The Company paid an annual dividend of $.12 per Common Share in 1997 and $.11 in 1996. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note 4 of Notes to Financial Statements.

         As of March 3, 1998 there were 1,265 holders of record of the Company's Common Shares.

Item 6.  Selected Financial Data
         -----------------------

                                                                      Five Year Summary
                                                        (Amounts in Thousands Except Per Share Data)

                                                                              Year Ended December 31
                                                    -------------------------------------------------------------------
                                                      1997          1996            1995          1994           1993
                                                      ----          ----            ----          ----           ----
Statement of Operating Data:
Net sales                                           $356,841       $312,031       $241,667      $204,523      $166,203

Cost of sales                                        238,392        211,825        160,576       133,826       108,703
Other cost of sales                                       --          6,771             --            --            --
                                                    -------------------------------------------------------------------

Gross Profit on Sales                                118,449         93,435         81,091        70,697        57,500

Selling, general and
  administrative expenses                            101,548         91,065         71,635        60,175        47,868
Other expenses                                           818          4,745          1,035         1,071         1,918
                                                    -------------------------------------------------------------------

Income (loss) from Operations                         16,083         (2,375)         8,421         9,451         7,714

Other deductions-net                                   1,943          1,177            585            71           189
                                                    -------------------------------------------------------------------

Income (loss) before Income Taxes
and cumulative effect of
change in accounting principle                        14,140         (3,552)         7,836         9,380         7,525

Income tax (benefit) expense                           5,515         (1,203)         3,009         3,608         2,765
                                                    -------------------------------------------------------------------

Income (loss) before cumulative
effect of change in accounting
principle                                              8,625         (2,349)         4,827         5,772         4,760

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs                                 --             --             --         1,149            --
                                                    -------------------------------------------------------------------

Net Income (Loss)                                   $  8,625       $ (2,349)      $  4,827      $  6,921      $  4,760
                                                    -------------------------------------------------------------------

Earnings (Loss) Per Share:

Income (loss) before cumulative effect
  of change in accounting principle
       Basic                                        $   1.06       ($   .29)      $    .61      $    .74      $    .70
       Diluted                                      $   1.02       ($   .29)      $    .59      $    .72      $    .68

Cumulative effect on prior years of
  changing the method of
  capitalizing certain
  inventory costs
       Basic                                              --             --             --           .15            --
                                                    -------------------------------------------------------------------
       Diluted                                            --             --             --           .14            --
                                                    -------------------------------------------------------------------

Earnings (Loss) Per Share:
       Basic                                        $   1.06       ($   .29)      $    .61      $    .89      $    .70
                                                    ==================================================================
       Diluted                                      $   1.02       ($   .29)      $    .59      $    .86      $    .68
                                                    ==================================================================

Cash dividends declared and paid
  per common share                                  $    .12       $    .11       $    .10      $    .09      $    .08

                                                           Year Ended December 31
                                  ------------------------------------------------------------------
                                     1997          1996          1995          1994           1993
                                     ----          ----          ----          ----           ----
Balance Sheet Data:
Working capital                   $ 117,711      $ 99,904      $ 85,950      $ 70,839       $ 65,414
Total assets                      $ 200,318      $164,673      $137,821      $114,612       $104,471
Long-term debt, net
    of current portion             $ 83,353      $ 64,704      $ 43,258      $ 29,542       $ 33,122
Shareholders' equity               $ 72,293      $ 61,699      $ 63,878      $ 58,175       $ 50,883

Note:

         A. Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         Incorporated by reference to pages 15 and 16 of the Registrant's 1997 Annual Report.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Incorporated by reference to pages 18 through 24 of the Registrant's 1997 Annual Report.


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)(1) and (2).  Financial Statements and Financial Statement Schedule.

         The following financial statements of LESCO, Inc. included in the Registrant's 1997 Annual Report are incorporated by reference in Item 8:

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         The following financial statement schedule is included herewith:

         Schedule II--Valuation and Qualifying Accounts--December 31, 1997

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  See Exhibit Index.

(b) The Registrant has not filed any current report on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedule

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                   LESCO, INC.
                                DECEMBER 31, 1997


================================================================================================================================

              COL. A                         COL. B                       COL. C                    COL. D           COL. E
--------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
           DESCRIPTION                     BALANCE AT                                             DEDUCTIONS         BALANCE AT
                                          BEGINNING OF     ------------------------------------------------------  END OF PERIOD
                                            PERIOD
                                                           CHARGED TO COSTS   CHARGED TO OTHER   COSTS INCURRED
                                                             AND EXPENSES    ACCOUNTS--DESCRIBE
--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997:
  Deducted from assets accounts-
   Reserve for inventory obsolescence        $7,134,000      $  457,000                           ($3,342,000) (1)   $4,249,000
--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
  Deducted from assets accounts-
   Reserve for inventory obsolescence        $  250,000      $6,884,000                                              $7,134,000
================================================================================================================================


(1) Reserves relieved as obsolete inventory is sold or is otherwise disposed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LESCO, Inc.

     By /s/ William A. Foley
        ---------------------
        William A. Foley


     Date: March 25, 1998

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

Signature                                                 Title                             Date
---------                                                 -----                             ----
/s/ William A. Foley                          President, Chairman, Chief               March 25, 1998
------------------------------                Executive Officer and Director
William A. Foley


/s/ Ware H. Grove                             Chief Financial Officer                  March 25, 1998
------------------------------
Ware H. Grove


/s/ Ronald Best                               Director                                 March 25, 1998
------------------------------
Ronald Best


/s/ Drexel Bunch                              Director                                 March 25, 1998
------------------------------
Drexel Bunch


/s/ Robert F. Burkhardt                       Director                                 March 25, 1998
------------------------------
Robert F. Burkhardt


/s/ Paul H. Carleton                          Director                                 March 25, 1998
------------------------------
Paul H. Carleton


/s/ David H. Clark                            Director                                 March 25, 1998
------------------------------
David H. Clark


/s/ J. Martin Erbaugh                         Director                                 March 25, 1998
------------------------------
J. Martin Erbaugh


/s/ Stanley M. Fisher                         Director                                 March 25, 1998
------------------------------
Stanley M. Fisher


/s/ Michael FitzGibbon                        Director                                 March 25, 1998
------------------------------
Michael FitzGibbon


/s/ F. Leon Herron                            Director                                 March 25, 1998
------------------------------
F. Leon Herron


/s/ Lee Howley                                Director                                 March 25, 1998
------------------------------
Lee Howley

                                   LESCO, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

Exhibit
Number        Description Of Document
------        -----------------------

3(a) (1)        Amended Articles of Incorporation of the Registrant.

3(b) (1)        Amended Code of Regulations of the Registrant.

4(a) (2)        Specimen certificate for the Registrant's Common Shares.

4(c) (3)        Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant.

4(d) (1)        Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of
                Belmont, Ohio Industrial Development Revenue Bonds).

4(e) (1)        Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the
                Registrant.

4(f)            Amended Articles of Incorporation of the Registrant (appears as Exhibit 3(a) above).

4(g)            Amended Code of Regulations of the Registrant (appears as Exhibit 3(b) above).

4(h) (8)        Loan Agreement dated as of November 1, 1997 between Highlands County Industrial Development Authority and the
                Registrant.

10(a) (4)       LESCO, Inc. Stock Investment and Salary Savings Plan and Trust, as amended and restated.

10(e) (3)       Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (appears as Exhibit
                4(c) above).

10(g) (1)       Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the
                Registrant (appears as Exhibit 4(e) above).

10(k) (3)       1992 Stock Incentive Plan.

10(l) (5)       Stock Bonus Plan (appears as Exhibit 4(d) to Registrant's Form S-8).

10(o) (1)       Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of
                Belmont, Ohio Industrial Development Revenue Bonds) (appears as Exhibit 4(d) to Registrant's Form 10-K for fiscal year 1987).

10(p) (6)       Employment Agreement by and between the Registrant and William A. Foley.

10(q) (7)       Second Amendment to the Credit Agreement dated November 1, 1996.

10(r)(1) (4)    Credit Agreement dated September 30, 1994 among National City Bank, PNC Bank, National Association, NBD Bank, N.A.,
                National City Bank, as agent, and the Registrant (the "Credit Agreement")(appears as Exhibit 10(r) to Registrant's
                Form 10-K for fiscal year 1994).

10(r)(2) (8)    Third amendment to the Credit Agreement dated February 14, 1997

10(r)(3) (8)    Fourth amendment to the Credit Agreement dated August 1, 1997

10(r)(4) (8)    Fifth Amendment to the Credit Agreement dated January 28, 1998

10(s) (4)       Consulting Agreement by and between the Registrant and Robert F. Burkhardt (appears as Exhibit 10(s) to Registrant's
                Form 10-K for fiscal year 1994).

10(t) (8)       Letter of Credit Agreement dated as of November 1, 1997 between PNC Bank, National Association and the Registrant

13 (8)          The following portions of the 1997 Annual Report: Financial Review, Consolidated Financial Statements, Report of
                Ernst & Young LLP, Independent Auditors and Notes to Consolidated Financial Statements

21 (8)          Subsidiaries of the registrant

23 (8)          Consent of Ernst & Young LLP, Independent Auditors.

27(a) (8)       Financial Data Schedule for 1997.

27(b) (8)       Restated Financial Data Schedule for 1997.

27(c) (8)       Restated Financial Data Schedule for 1996.

27(d) (8)       Restated Financial Data Schedule for 1995.

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

      7     Filed as an exhibit with the 1996 Form 10-K.

      8     Filed herewith.

                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS
                          ----------------------------


        Exhibits 10(a), 10(k), 10(1) and 10(p) are compensation plans in which executive officers participate.


        Exhibit 21 Subsidiaries Of The Registrant
                   ------------------------------

              Tri Delta Fertilizer, Inc.