Form 10-Q
period 1998-03-31
LESCO INC/OH
filed 1998-05-11
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31,1998                  Commission File Number 0-13147
                  -------------                                         -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                        34-0904517
-------------------------------          ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                             44116
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                         Outstanding at
                    Class                                  May 7, 1998
        --------------------------------                 ----------------
        Common shares, without par value                 8,352,541 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31        March 31         December 31
(In thousands except share data)                                                      1998            1997              1997
                                                                                   ---------        ---------        ---------
                                                                                        (unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                                          $   7,961        $   2,791        $   3,403
     Accounts receivable -- net                                                       74,327           69,877           65,869
     Inventories                                                                      99,800           87,806           82,174
     Deferred income taxes                                                             2,680            4,734            2,680
     Prepaid expenses and other assets                                                 4,264            6,804            5,989
                                                                                   ---------        ---------        ---------
         TOTAL CURRENT ASSETS                                                        189,032          172,012          160,115

Property, Plant and Equipment                                                         64,147           49,264           58,454
     Less allowance for depreciation and amortization                                (28,484)         (25,471)         (27,238)
                                                                                   ---------        ---------        ---------
                                                                                      35,663           23,793           31,216
     Bond proceeds held for construction                                               1,825                -            4,761
                                                                                   ---------        ---------        ---------
                                                                                      37,488           23,793           35,977

Other Assets                                                                           9,097            5,105            4,226
                                                                                   ---------        ---------        ---------

         TOTAL ASSETS                                                              $ 235,617        $ 200,910        $ 200,318
                                                                                   =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $  55,648        $  49,804        $  34,002
     Other current liabilities                                                         5,617            9,386            8,202
     Current portion of  debt                                                          6,900              200              200
                                                                                   ---------        ---------        ---------
         TOTAL CURRENT LIABILITIES                                                    68,165           59,390           42,404

Long-term debt                                                                        93,819           78,967           83,353
Deferred income taxes                                                                  2,268            1,628            2,268

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,304,762 shares issued
         and 8,299,034 outstanding at March 31, 1998, 8,089,892
         at March 31, 1997, 8,250,356 at December 31, 1997                               830              809              825
     Paid-in capital                                                                  29,858           26,782           29,268
     Retained earnings                                                                40,824           33,685           42,347
     Less treasury shares                                                                (59)             (17)             (59)
     Unearned compensation                                                               (88)            (334)             (88)
                                                                                   ---------        ---------        ---------

         TOTAL SHAREHOLDERS' EQUITY                                                   71,365           60,925           72,293
                                                                                   ---------        ---------        ---------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                      $ 235,617        $ 200,910        $ 200,318
                                                                                   =========        =========        =========

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended March 31
                                                                           ---------------------------

          (In Thousands, Except per Share Data)                                1998            1997
                                                                             --------        --------
                                                                                    (unaudited)

Net sales                                                                    $ 72,690        $ 65,267

Cost of sales                                                                  48,174          43,014
                                                                             --------        --------

                                       GROSS PROFIT ON SALES                   24,516          22,253

Selling, general and
          administrative expenses                                              25,914          23,204
                                                                             --------        --------

                                        LOSS FROM OPERATIONS                   (1,398)           (951)

Other deductions (income):
          Interest expense                                                      1,725           1,249
          Other - net                                                            (627)           (546)
                                                                             --------        --------
                                                                                1,098             703
                                                                             --------        --------

Loss Before Income Taxes                                                       (2,496)         (1,654)

Income taxes                                                                     (974)           (645)
                                                                             --------        --------


                                                    NET LOSS                 $ (1,522)       $ (1,009)
                                                                             ========        ========



                                      BASIC AND DILUTED LOSS PER SHARE       $  (0.18)       $  (0.13)
                                                                             ========        ========

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31
                                                              --------------------------
(In Thousands)                                                   1998             1997
                                                              ----------       ---------
                                                                     (unaudited)
OPERATING ACTIVITIES:
     Net loss                                                  $ (1,522)       $ (1,009)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Depreciation and amortization                            1,322           1,017
         Increase in accounts receivable                         (8,591)        (12,905)
         Provision for uncollectible accounts receivable            383             452
         Increase in inventories                                (16,432)        (19,716)
         Increase in accounts payable                            21,426          23,018
         Increase in other current items                           (840)         (2,676)
         Other                                                       55            (271)
                                                               --------        --------

     NET CASH USED IN OPERATING ACTIVITIES                       (4,199)        (12,090)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net             (3,766)         (1,517)
     Acquisition of businesses                                   (8,174)              -
     Bond proceeds held for construction                          2,936               -
                                                               --------        --------

     NET CASH USED BY INVESTING ACTIVITIES                       (9,004)         (1,517)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                    44,200          27,400
     Reduction of borrowings                                    (27,034)        (13,137)
     Issuance of common shares                                      594             235
                                                               --------        --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   17,760          14,498
                                                               --------        --------

Net Increase in Cash                                              4,558             891

Cash --  Beginning of the Period                                  3,403           1,900
                                                               --------        --------

     CASH - END OF THE PERIOD                                  $  7,961        $  2,791
                                                               ========        ========

                                   LESCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K.

Operating results for the three months ended March 31 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

         (In thousands except share data)           1998                1997
         -----------------------------------------------------------------------

         Numerator:
            Net loss                             $    (1,522)       $    (1,009)
         Denominator:
            Denominator for basic
              earnings per share -
              weighted average shares              8,258,993          8,060,863

            Effect of dilutive securities:
              Employee stock options                       -                  -
              Performance shares                           -                  -
                                                 -----------        -----------
            Diluted potential common
              shares                                       -                  -
            Denominator for diluted
              earnings per share -
              adjusted weighted average
              shares and assumed
              conversions                          8,258,993          8,060,863
         Loss per share
            Basic                                $     (0.18)       $     (0.13)
            Diluted                              $     (0.18)       $     (0.13)

NOTE C - Acquisitions
---------------------

On January 30,1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $6.0 million in cash, plus the assumption of $2.2 million of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the Company's credit facility.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

Sales for the first quarter ended March 31, 1998 increased $7.4 million to $72.7 million from $65.3 million in 1997, a 11.4% increase. The increase in sales from quarter to quarter was due primarily to volume. During the quarter, the Company opened twenty new Service Centers which brings the total number of Service Centers in operation to 235 as of March 31, 1998. Same store sales for the first quarter 1998 compared to 1997 increased 7.5%.

Gross profit as a percentage of sales was 33.7% compared to 34.1% in 1997. The margin decrease was primarily due to the change in product mix in the first quarter 1998 compared to 1997.

Selling, general and administrative expenses increased by $2.7 million , an 11.7% increase to $25.9 million for the first quarter 1998 compared to $23.2 million in the first quarter 1997. The expense increases were primarily related to increases in the number of Service Centers and Stores-on-Wheels, plus additional salaries for sales associates added to support the west coast market. The Company opened twenty new Service Centers and three Stores-on-Wheels in the first quarter 1998. Additional expenses included in the first quarter 1998 related to the Agriturf and Cadwell & Jones asset purchases that were finalized on January 30, 1998.

 Interest expense increased to $1.7 million in the first quarter 1998 from $1.2 million in 1997. This increase was primarily due to the increase in outstanding debt in 1998 compared to 1997 which in 1998 includes $8.2 million related to the Agriturf and Cadwell & Jones asset purchases. Other deductions-net consist primarily of customer finance charges which totaled $652,000 in the first quarter 1998 and $541,000 in 1997.

The company's effective tax rate for both the first quarter of 1998 and 1997 is 39%.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

On January 30,1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $6.0 million in cash, plus the assumption of $2.2 million of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the extension of Company's credit facilities.

As of March 31, 1998, total assets of the Company were $235.6 million compared to $200.9 million as of March 31, 1997 and $200.3 million as of December 31, 1997. The asset increase from March 31, 1998 to March 31, 1997 is primarily related to working capital increases, while the increase from December 31, 1997 is due primarily to seasonality. Accounts Receivable were $74.3 million as of March 31, 1998 compared to $69.9 million as of March 31, 1997, a 6.4% increase compared to an 11.4 % sales increase, and $65.9 million as of December 31, 1997. Inventories were $99.8 million as of March 31, 1998 compared to $87.8 million as of March 31, 1997, and $82.2 million as of December 31, 1997. The increase is due primarily to the Company's seasonal inventory build combined with an increase in the number of Service Centers in operation.

Funding for the asset changes was provided primarily by an increase in long-term and short-term debt along with an increase in accounts payable. The Company's long-term debt increased to $93.8 million as of March 31, 1998 through additional borrowings under the Company's credit facility. The Company's short-term debt increased $6.7 million since December 31,1997 through additional borrowings under a seasonal money market line of credit. Accounts payable increased to $55.6 million as of March 31, 1998 from $49.8 million as of March 31, 1997 and $34.0 million as of December 31, 1997. The increase in accounts payable from March to March was due to inventory purchases related to year to year sales volume increases while the December to March increase reflects seasonal supplier deferred payment programs which are due in the second and third quarter of the year.

Outstanding debt under the Company's credit facility was $80.0 million as of March 31, 1998 compared to $72.5 million as of March 31, 1997 and $69.5 million as of December 31, 1997. As of March 31, 1998 the Company had no additional funds available under its credit facility. Outstanding debt under the money market line of credit was $6.7 million as of March 31, 1998 compared to none outstanding as of March 31, 1997 and December 31, 1997. As of March 31, 1998 the Company had $3.3 million available under its money market line of credit. The Company experiences peak seasonal working capital needs which will reduce in the second and third quarters and believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first three months of 1998 totaled $5.8 million of which $2.0 million related to property, plant and equipment purchased in the Agriturf, Inc. and Cadwell & Jones, Inc. asset purchases. The primary expenditures of the remaining $3.8 million included improvements in the Company's information systems, the opening of twenty Service Centers and the initial construction costs of the Company's new fertilizer plant in Sebring, Florida.

New Accounting Requirements
---------------------------

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires a "management" approach to reporting financial and descriptive information about a Company's operating segments. Management continues to study the potential effect of adopting this statement.

As of January 1, 1998 the Company adopted FAS No. 130, "Reporting Comprehensive Income." The statement establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity and the Company has no elements of other comprehensive income in any period presented.

Forward-Looking Statements
--------------------------

Certain statements included in the report are forward-looking statements that are based on management's current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as "anticipate," "estimate," "project," "may," "will" or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

     - regional weather conditions which have an impact on both timing and volume of sales;

     -   the Company's successful execution of its operating plans;

     -   the Company's ability to integrate business acquisitions successfully;

     -   general economic and business conditions;

     -   changes in market demographics; and

     - changes in the regulation of the Company's products, including applicable environmental regulations.

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

                                                     LESCO, INC.





May 8, 1998                                 By:  /s/ Ware H. Grove
-----------                                    ---------------------------------
                                                 Ware H. Grove, Vice-President/
                                                      Chief Financial Officer