Form 10-Q
period 1998-06-30
LESCO INC/OH
filed 1998-08-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30,1998                  Commission File Number 0-13147
                  ------------                                         --------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        34-0904517
------------------------------          ---------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                               44116
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                       Outstanding at
                Class                                 August 13, 1998
   --------------------------------                   ----------------
   Common shares, without par value                   8,356,116 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30          June 30         December 31
(In thousands except share data)                                         1998             1997              1997
                                                                     -----------      ------------      ------------
                                                                             (unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                             $   3,102         $   4,600         $   3,403
     Accounts receivable -- net                                          82,873            72,696            65,869
     Inventories                                                         98,813            86,649            82,174
     Deferred income taxes                                                2,742             4,734             2,680
     Prepaid expenses and other assets                                    1,846             1,422             5,989
                                                                      ---------         ---------         ---------
         TOTAL CURRENT ASSETS                                           189,376           170,101           160,115

Property, Plant and Equipment                                            68,140            50,321            58,454
     Less allowance for depreciation and amortization                   (29,320)          (26,482)          (27,238)
                                                                      ---------         ---------         ---------
                                                                         38,820            23,839            31,216
     Bond proceeds held for construction                                    341                 -             4,761
                                                                      ---------         ---------         ---------
                                                                         39,161            23,839            35,977

Other Assets                                                              8,703             4,979             4,226
                                                                      ---------         ---------         ---------

         TOTAL ASSETS                                                 $ 237,240         $ 198,919         $ 200,318
                                                                      =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $  66,021         $  55,952         $  34,002
     Other current liabilities                                            7,716            10,684             8,202
     Current portion of  debt                                               200               200               200
                                                                      ---------         ---------         ---------
         TOTAL CURRENT LIABILITIES                                       73,937            66,836            42,404

Long-term debt                                                           82,895            63,429            83,353
Deferred income taxes                                                     2,282             1,627             2,268

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,395,560 shares issued
         and 8,389,832 outstanding at June 30, 1998, 8,151,847
         at June 30, 1997, 8,250,356 at December 31, 1997                   839               815               825
     Paid-in capital                                                     31,143            27,576            29,268
     Retained earnings                                                   47,075            38,987            42,347
     Less treasury shares                                                   (59)              (17)              (59)
     Unearned compensation                                                 (872)             (334)              (88)
                                                                      ---------         ---------         ---------

         TOTAL SHAREHOLDERS' EQUITY                                      78,126            67,027            72,293
                                                                      ---------         ---------         ---------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                         $ 237,240         $ 198,919         $ 200,318
                                                                      =========         =========         =========

                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                             Three Months Ended June 30        Six Months Ended June 30
                                              -------------------------       -------------------------

     (In Thousands, Except per Share Data)      1998            1997            1998            1997
                                              ---------       ---------       ---------       ---------
                                                   (unaudited)                        (unaudited)

Net sales                                     $ 134,446       $ 111,128       $ 207,136       $ 176,395

Cost of sales                                    88,709          74,332         136,883         117,347
                                              ---------       ---------       ---------       ---------

     GROSS PROFIT ON SALES                       45,737          36,796          70,253          59,048

Selling, general and
     administrative expenses                     32,891          25,893          58,805          49,096
                                              ---------       ---------       ---------       ---------

     INCOME FROM OPERATIONS                      12,846          10,903          11,448           9,952

Other deductions (income):
     Interest expense                             1,319           1,075           3,044           2,324
     Other - net                                   (497)           (459)         (1,124)         (1,005)
                                              ---------       ---------       ---------       ---------
                                                    822             616           1,920           1,319
                                              ---------       ---------       ---------       ---------

Income Before Income Taxes                       12,024          10,287           9,528           8,633

Income taxes                                      4,690           4,012           3,716           3,367
                                              ---------       ---------       ---------       ---------


     NET INCOME                               $   7,334       $   6,275       $   5,812       $   5,266
                                              =========       =========       =========       =========



     BASIC EARNINGS PER SHARE                 $    0.88       $    0.77       $    0.70       $    0.65
                                              =========       =========       =========       =========

     DILUTED EARNINGS PER SHARE               $    0.85       $    0.74       $    0.67       $    0.63
                                              =========       =========       =========       =========

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30
                                                              --------------------------
(In Thousands)                                                  1998            1997
                                                              ---------       ---------
                                                                    (unaudited)
OPERATING ACTIVITIES:
     Net income                                               $   5,812       $   5,266
     Adjustments to reconcile net income to net cash
         used by operating activities:
         Depreciation and amortization                            2,667           2,044
         Increase in accounts receivable                        (17,809)        (16,529)
         Provision for uncollectible accounts receivable          1,055           1,257
         Increase in inventories                                (15,445)        (18,559)
         Increase in accounts payable                            31,799          29,166
         Increase in other current items                          3,615           4,005
         Other                                                      464            (146)
                                                              ---------       ---------

     NET CASH PROVIDED IN OPERATING ACTIVITIES                   12,158           6,504

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net             (8,268)         (2,591)
     Acquisition of businesses                                   (8,174)              -
     Bond proceeds held for construction                          4,420               -
                                                              ---------       ---------

     NET CASH USED BY INVESTING ACTIVITIES                      (12,022)         (2,591)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                   131,897          40,000
     Reduction of borrowings                                   (132,355)        (41,275)
     Issuance of common shares                                    1,105           1,035
     Cash Dividend                                               (1,084)           (973)
                                                              ---------       ---------

     NET CASH USED BY FINANCING ACTIVITIES                         (437)         (1,213)
                                                              ---------       ---------

Net (Decrease) Increase in Cash                                    (301)          2,700

Cash --  Beginning of the Period                                  3,403           1,900
                                                              ---------       ---------

     CASH - END OF THE PERIOD                                 $   3,102       $   4,600
                                                              =========       =========

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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended June 30             Six Months Ended June 30
         (In thousands except share data)                      1998             1997               1998                1997
         ------------------------------------------ ------------------- ------------------ ------------------- -------------------

         Numerator:
            Net Income                                          $7,344             $6,275              $5,812              $5,266
         Denominator:
            Denominator for basic
              earnings per share -
              weighted average shares                        8,326,488          8,101,555           8,292,741           8,081,209

            Effect of dilutive securities:
              Employee stock options                           330,674            326,966             356,293             288,395
              Performance shares                                18,301             18,301              18,301              18,301
                                                    ------------------- ------------------ ------------------- -------------------
            Diluted potential common
              shares                                           348,975            345,267             374,594             306,696
            Denominator for diluted
              earnings per share -
              adjusted weighted average
              shares and assumed
              conversions                                    8,675,463          8,446,822           8,667,335           8,387,905
         Earnings per share
            Basic                                                $0.88              $0.77               $0.70               $0.65
            Diluted                                              $0.85              $0.74               $0.67               $0.63

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

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1997

Net sales for the three-month period ended June 30, 1998 of $134.4 million increased 21.0% over the net sales of $111.1 million for the same period in 1997. The increase in net sales is due to volume increases which reflect strong demand for fertilizer and control products, with other products growing at a slower pace. The Company had 235 Service Centers in operation for the three-month period ended June 30, 1998 compared to 215 Service Centers in operation for the same period a year ago. Comparable store sales increased 12.4% for the three-month period ended June 30, 1998.

Gross profit for the second quarter of $45.7 million, constituting 34.0% of sales, increased 24.2% over the $36.8 million gross profit, constituting 33.1% of sales, for the same period in 1997. The gross profit percentage increase occurred primarily in control products due to cost reductions associated with a higher volume of purchases.

Selling, general and administrative expenses of $32.9 million increased 27.0% over the $25.9 million incurred during the same period in 1997. Expense increases are largely attributable to expenses associated with the addition of 20 new Service Centers and two additional Stores-on-Wheels(R) for 1998, and increases in the Company's distribution and freight expenses associated with higher level of sales. During the first six months, the Company relocated its distribution center in New Jersey and moved its distribution center in Sebring, Florida in order to consolidate Florida operations closer to its manufacturing site. Both of these events also contributed to the higher level of expense.

Interest expense was $1.3 million in the current quarter compared with $1.1 million a year ago and is largely attributable to increased debt levels associated with the August 1, 1997 acquisition of the Tri Delta operation in California, and the January 30, 1998 Agrifturf and Cadwell & Jones asset purchases, the construction of the Company's new plant facility in Sebring, Florida, and increases in working capital associated with sales increases compared to a year ago. Other deductions - net consist primarily of customer finance charges which totaled $723,000 for the three month period ended June 30, 1998 and $625,000 in 1997.

The effective tax rate for both the second quarter of 1998 and 1997 was 39.0%

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1998 of $7.3 million represents an increase of 16.9% compared to the $6.3 million earned a year earlier.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
THE SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six-month period ended June 30, 1998 of $207.1 million increased 17.4% over the net sales of $176.4 million for the same period in 1997. The increase in net sales is due to volume increases which reflect strong demand for fertilizer and control products, with other products growing at a slower pace. The Company had 235 Service Centers in operation for the six-month period ended June 30, 1998 compared to 215 Service Centers in operation for the same period a year ago. Comparable store sales increased 10.6% for the six-month period ended June 30, 1998.

Gross profit for the six-month period ended June 30, 1998 of $70.3 million, constituting 33.9% of sales, increased 19.2% over the $59.0 million gross profit, constituting 33.5% of sales, for the same period in 1997. The gross profit percentage increase occurred primarily in control products due to cost reductions associated with a higher volume of purchases.

Selling, general and administrative expenses of $58.8 million increased 19.8% over the $49.1 million incurred during the same period in 1997. Expense increases are largely attributable to expenses associated with the addition of 20 new Service Centers and two additional Stores-on-Wheels(R) for 1998, and increases in the Company's distribution and freight expenses associated with higher level of sales. During the first six months, the Company relocated its distribution center in New Jersey and moved its distribution center in Sebring, Florida in order to consolidate Florida operations closer to its manufacturing site. Both of these events also contributed to the higher level of expense.

Interest expense was $3.0 million in the current six-month period compared with $2.3 million a year ago. The higher interest expense is mainly attributable to increased bank debt levels associated with the August 1, 1997 acquisition of the Tri Delta operation in California, and the January 30, 1998 Agriturf and Cadwell & Jones asset purchases, the construction of the Company's new plant facility in Sebring, Florida, and increases in working capital associated with sales increases compared to a year ago. Other deductions - net consist primarily of customer finance charges which totaled $1.4 million for the six month period ended June 30, 1998 and $1.2 million in 1997.


The effective tax rate for the current year six-month period was 39.0% compared with 39.0% for the same period a year ago.

Primarily as a result of the factors above, the Company's net income for the six-month period ending June 30, 1998 of $5.8 million represents an increase of 10.4% compared to the $5.3 million earned a year earlier.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

On January 30, 1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell and Jones, Inc. for $6.0 million in cash, plus the assumption of $2.2 million in debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital, and other manufacturing assets. Funding for the asset purchase was financed by an extension of the Company's credit facilities.

As of June 30, 1998, total assets of the Company were $237.2 million compared to $198.9 million as of June 30, 1997 and $200.3 million as of December 31, 1997. The asset increase compared to a year ago is primarily attributable to increases in working capital and increases in property, plant, and equipment associated with the acquisitions completed by the Company within the past year, while the increase from December 31, 1997 is primarily due to seasonality. Accounts receivable were $82.9 million as of June 30, 1998 compared to $72.7 million a year ago, and $65.9 million as of December 31, 1997. Compared to a year ago, Accounts receivable have increased by 14.0% compared to the 17.4% increase in sales. Inventory was $98.8 million as of June 30, 1998 compared to $86.6 million a year ago, and $82.2 million as of December 31, 1997. Compared to a year ago, inventory has increased by 20.2% compared to the 17.4% increase in sales. The increase in inventory reflects the Company's seasonal build combined with inventory associated with the increase in Service Centers.

Funding for the asset changes was provided primarily by an increase in long-term debt, along with an increase in accounts payable. The Company's long-term debt increased to $82.9 million as of June 30, 1998. Accounts payable increased to $66.0 million as of June 30, 1998 from $56.0 million as of June 30, 1997, and $34.0 million as of December 31, 1997. The increase in accounts payable year-over-year was due to inventory purchases related to year-to-year sales volume while the December to June increase reflects seasonal supplier deferred payment programs which are due in the second and third quarter of the year.

On June 23, 1998, the Company completed a $50 million private placement of Senior Notes with five lenders. The Senior Notes have an average life of seven and one-half years, with average fixed-rate interest of 6.81%. Proceeds of the Senior Notes were used to reduce the amounts outstanding under the Company's bank credit facility.

Outstanding debt under the Company's credit facility was $19.1 million as of June 30, 1998 compared to $57.0 million as of June 30, 1997 and $69.5 million as of December 31, 1997. As of June 30, 1998, the Company had $60.9 million available under its bank credit facility. The Company experiences peak seasonal working capital needs which will reduce in the third quarter and believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first six months of 1998 totaled $8.3 million of which $2.0 million related to property, plant and equipment purchased in the Agrifturf, Inc. and Cadwell & Jones, Inc. asset purchases. The primary expenditure of the remaining $6.3 million included the construction of the new fertilizer manufacturing facility in Sebring, Florida, improvements in the Company's information systems and the opening of twenty new Service Centers.

Year 2000 Compliance
--------------------

Over the past three years, the Company has broadly implemented new information systems and technology with respect to production, production planning, inventory management, order entry, distribution and financial systems. This broad-based strategic initiative, which also includes noninformation systems, will be completed by mid 1999. As a result, it is the Company's assessment that these new systems and technology either have the capability now, or will by the end of 1998, to adequately recognize the year 2000. The Company does not currently expect third-party year 2000 compliance issues to have a material impact on its operation. An internal initiative has been established to continue to evaluate the potential impact of year 2000 on its operations.

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 13, 1998, the Registrant conducted its Annual Meeting of Shareholders, The following matters were brought before the shareholders for vote at this meeting:

         Election of Directors for a One-Year Term
         -----------------------------------------

                                           Votes "For"    Votes "Withheld"
                                           -----------    ----------------
Ronald Best                                6,436,990           370,470
Drexel Bunch                               6,436,735           370,725
Robert F. Burkhardt                        6,443,859           363,602
Paul H. Carleton                           6,434,348           373,112
David H. Clark                             6,442,451           365,010
J. Martin Erbaugh                          6,377,718           429,742
Michael J. FitzGibbon                      6,443,540           363,920
William A. Foley                           6,443,386           364,074
Lee C. Howley                              6,443,685           363,775

  Amendment to the 1992 Stock Incentive Plan
  ------------------------------------------
                                  For       Against    Abstain/Broker Non-Votes
                                  ---       -------    ------------------------

1992 Stock Incentive Plan      6,057,239    132,617           132,617

No other matters were brought before shareholders for a vote.

Item 5 - Other Information
--------------------------

         Shareholders who intend to submit proposals included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. As stated in the Company's proxy statement dated April 9, 1998, the last date any such proposal will be received by the Company for inclusion in the Company's proxy materials relating to the 1999 Annual Meeting is December 8, 1998. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after February 23, 1999, without any discussion of the proposal in the Company's proxy materials.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits:
                  (4) (i) $50,000,000 Senior Note Purchase Agreement dated June 15, 1998
                  (10) (r) Sixth Amendment to the Credit Agreement dated June 25, 1998
                  (27) Financial Data Schedule

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LESCO, INC.





August 13, 1998                           By:     /s/ Ware H. Grove
----------------                              ----------------------------------
                                          Ware H. Grove, Vice-President/
                                                  Chief Financial Officer