Form 10-Q
period 1998-09-30
LESCO INC/OH
filed 1998-11-16
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30,1998              Commission File Number 0-13147
                  -----------------                                     -------


                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                    34-0904517
------------------------------          ---------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                           44116
---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                       Outstanding at
          Class                                        November 9, 1998
--------------------------------                       ----------------
Common shares, without par value                       8,401,418 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30   September 30    December 31
(In thousands except share data)                                          1998           1997           1997
                                                                      ------------   ------------    -----------
                                                                             (unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                               $   3,044      $   5,828      $   3,403
     Accounts receivable -- net                                            79,273         75,202         65,869
     Inventories                                                           94,095         82,335         82,174
     Deferred income taxes                                                  1,993          4,760          2,680
     Prepaid expenses and other assets                                      1,725          1,822          5,989
                                                                        ---------      ---------      ---------
         TOTAL CURRENT ASSETS                                             180,130        169,947        160,115

Property, Plant and Equipment                                              66,044         56,050         58,454
     Less allowance for depreciation and amortization                     (27,204)       (28,638)       (27,238)
                                                                        ---------      ---------      ---------
                                                                           38,840         27,412         31,216
     Bond proceeds held for construction                                     --             --            4,761
                                                                        ---------      ---------      ---------
                                                                           38,840         27,412         35,977
Other Assets                                                                9,909          4,714          4,226
                                                                        ---------      ---------      ---------
         TOTAL ASSETS                                                   $ 228,879      $ 202,073      $ 200,318
                                                                        =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $  50,688      $  42,152      $  34,002
     Other current liabilities                                              8,283         10,332          8,202
     Current portion of  debt                                                 200            200            200
                                                                        ---------      ---------      ---------
         TOTAL CURRENT LIABILITIES                                         59,171         52,684         42,404

Long-term debt                                                             86,770         75,098         83,353
Deferred income taxes                                                       2,282          1,627          2,268

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,407,146 shares issued
         and 8,401,418 outstanding at September 30, 1998, 8,247,584
         at September 30, 1997, 8,250,356 at December 31, 1997                841            825            825
     Paid-in capital                                                       31,158         28,758         29,268
     Retained earnings                                                     49,588         43,432         42,347
     Less treasury shares                                                     (59)           (17)           (59)
     Unearned compensation                                                   (872)          (334)           (88)
                                                                        ---------      ---------      ---------
         TOTAL SHAREHOLDERS' EQUITY                                        80,656         72,664         72,293
                                                                        ---------      ---------      ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                           $ 228,879      $ 202,073      $ 200,318
                                                                        =========      =========      =========


                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                         Three Months Ended September 30         Nine Months Ended September 30
                                         -------------------------------         ------------------------------
(In thousands, except per share data)          1998          1997                  1998           1997
                                             ---------      ---------             ---------      ---------
                                                    (unaudited)                         (unaudited)
Net sales                                    $ 118,837      $ 103,244             $ 325,973      $ 279,638

Cost of sales                                   81,996         69,313               218,880        186,661
                                             ---------      ---------             ---------      ---------

     GROSS PROFIT ON SALES                      36,841         33,931               107,093         92,977

Selling, general and
     administrative expenses                    31,704         26,757                90,508         75,850
                                             ---------      ---------             ---------      ---------
     INCOME FROM OPERATIONS                      5,137          7,174                16,585         17,127

Other deductions (income):
     Interest expense                            1,153          1,122                 4,197          3,446
     Other - net                                  (134)        (1,234)               (1,258)        (2,238)
                                             ---------      ---------             ---------      ---------
                                                 1,019           (112)                2,939          1,208
                                             ---------      ---------             ---------      ---------
Income Before Income Taxes                       4,118          7,286                13,646         15,919

Income taxes                                     1,605          2,842                 5,321          6,209
                                             ---------      ---------             ---------      ---------
     NET INCOME                              $   2,513      $   4,444             $   8,325      $   9,710
                                             =========      =========             =========      =========
     BASIC EARNINGS PER SHARE                $    0.30      $    0.54             $    1.00      $    1.19
                                             =========      =========             =========      =========
     DILUTED EARNING PER SHARE               $    0.30      $    0.51             $    0.97      $    1.14
                                             =========      =========             =========      =========

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                  September 30
                                                             -----------------------
(In thousands)                                                 1998           1997
                                                             ---------      --------
                                                                   (unaudited)
OPERATING ACTIVITIES:
     Net income                                              $   8,325      $  9,710
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                           4,065         3,131
         Increase in accounts receivable                       (15,044)      (18,188)
         Provision for uncollectible accounts receivable         1,890         1,478
         Increase in inventories                               (10,727)      (13,784)
         Increase in accounts payable                           16,466        14,520
         Increase in other current items                         5,052         3,245
         Other                                                    (743)          313
                                                             ---------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                   9,284           425

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net            (9,686)       (4,934)
     Acquisition of businesses                                  (8,174)       (2,949)
     Bond proceeds held for construction                         4,761          --
                                                             ---------      --------
     NET CASH USED IN INVESTING ACTIVITIES                     (13,099)       (7,883)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                  153,097        80,514
     Reduction of borrowings                                  (149,680)      (70,120)
     Issuance of common shares                                   1,122         1,965
     Cash Dividend                                              (1,084)         (973)
                                                             ---------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,455        11,386
                                                             ---------      --------

Net (Decrease) Increase in Cash                                   (359)        3,928

Cash--Beginning of the Period                                    3,403         1,900
                                                             ---------      --------
     CASH - END OF THE PERIOD                                $   3,044      $  5,828
                                                             =========      ========

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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                  Three Months Ended September 30              Nine Months Ended September 30
(In thousands except share data)         1998           1997                    1998         1997
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net Income                         $    2,513     $    4,444              $    8,325     $    9,710
Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares           8,341,510      8,219,525               8,308,997      8,127,314
   Effect of dilutive securities:
     Employee stock options              140,570        434,657                 284,385        337,149
     Performance shares                   18,301         18,301                  18,301         18,301
                                      ----------------------------------------------------------------
   Diluted potential common
     shares                              158,871        452,958                 302,686        355,450
   Denominator for diluted
     earnings per share -
     adjusted weighted average
     shares and assumed
     conversions                       8,500,381      8,672,483               8,611,683      8,482,764
Earnings per share
   Basic                              $     0.30     $     0.54              $     1.00     $     1.19
   Diluted                            $     0.30     $     0.51              $     0.97     $     1.14


NOTE C - Acquisitions
---------------------

On January 30,1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $6.0 million in cash, plus the assumption of $2.1 million of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the Company's credit facility.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Three Months ended September 30, 1998 compared with the Three Months ended September 30, 1997

Net sales for the three-month period ended September 30, 1998 of $118.8 million increased 15.1% over the net sales of $103.2 million for the same period in 1997. The increase in net sales is primarily due to volume increases which reflect strong demand for control products, with other products growing at a slower pace. The Company had 235 Service Centers in operation for the three-month period ended September 30, 1998 compared to 215 Service Centers in operation for the same period a year ago. Comparable store sales increased 10.6% for the three-month period ended September 30, 1998.

Gross profit for the third quarter of $36.8 million, constituting 31.0% of sales, increased 8.6% over the $33.9 million gross profit, constituting 32.9% of sales, for the same period in 1997. The gross profit percentage decrease occurred primarily as a result of increased sales of chemical control products which traditionally are sold at lower margins than other products.

Selling, general and administrative expenses for the third quarter of $31.7 million increased 18.3% over the $26.8 million incurred during the same period in 1997. Expense increases are largely attributable to expenses associated with the addition of 20 new Service Centers and two additional Stores-on-Wheels(R), and increases in the Company's distribution and freight expenses associated with a higher level of sales. During the three months ended September 30, 1998, the Company completed the consolidation of its warehouse operations in Sebring, Florida and also began operations at its new manufacturing facility in Sebring, Florida. The Company had originally planned for these events to be completed in the first and second quarters, however, as a result of weather-related construction delays, the Company incurred an additional $.2 million of incremental third-quarter Sebring, Florida warehouse expense compared to 1997.

Interest expense was $1.2 million in the current quarter compared with $1.1 million a year ago and is largely attributable to increased debt levels associated with the January 30, 1998 Agriturf and Cadwell & Jones asset purchases, capital requirements for the construction of the Company's new plant facility in Sebring, Florida, and increases in working capital associated with sales increases compared to a year ago.

Other deductions - net include customer finance charges which total $1.0 million for the three-month period ended September 30, 1998 compared to $1.1 million in 1997. Also included in other deductions - net, the Company recognized a net operating loss of $.9 million for the three-month period ended September 30, 1998 compared to a net operating loss of $.3 million in 1997 relating to Commercial Turf Products, Ltd., the Company's 50/50 commercial equipment joint venture with MTD Products Inc.

Nine Months ended September 30, 1998 Compared with the Nine Months ended September 30, 1997

Net sales for the nine-month period ended September 30, 1998 of $326.0 million increased 16.6% over the net sales of $279.6 million for the same period in 1997. The increase in net sales is primarily due to volume increases which reflect strong demand for control products, with other products growing at a slower pace. The Company had 235 Service Centers in operation for the nine-month period ended September 30, 1998 compared to 215 Service Centers in operation for the same period a year ago. Comparable store sales increased 10.5% for the nine-month period ended September 30, 1998.

Gross profit for the nine-month period ended September 30, 1998 of $107.1 million, constituting 32.9% of sales, increased 15.2% over the $93.0 million gross profit, constituting 33.2% of sales, for the same period in 1997. The gross profit percentage decrease occurred primarily as a result of increased sales of chemical control products which traditionally are sold at lower margins than other products.

Selling, general and administrative expenses for the nine-month period ended September 30, 1998 of $90.5 million increased 19.2% over the $75.9 million incurred during the same period in 1997. Expense increases are largely attributable to expenses associated with the addition of 20 new Service Centers and two additional Stores-on-Wheels(R), and increases in the Company's distribution and freight expenses associated with a higher level of sales. During the first nine months ended September 30, 1998, the Company relocated its distribution center in New Jersey. In addition, the Company completed the consolidation of its warehouse operations in Sebring, Florida and also began operations at its new manufacturing facility in Sebring, Florida. The Company had originally planned for the Sebring, Florida relocation and consolidation to be completed in the first and second quarters, however, as a result of weather-related construction delays, the Company incurred an additional $.2 million of incremental Sebring, Florida warehouse expense compared to 1997.

Interest expense was $4.2 million in the current nine-month period compared with $3.4 million a year ago. The higher interest expense is mainly attributable to increased bank debt levels associated with the January 30, 1998 Agriturf and Cadwell & Jones asset purchases, capital requirements for the construction of the Company's new plant facility in Sebring, Florida, and increases in working capital associated with sales increases compared to a year ago.

Other deductions - net included customer finance charges which total $2.4 million for the nine-month period ended September 30, 1998 compared to $2.3 million in 1997. Also included in other deductions - net, the Company recognized a net operating loss of $1.7 million for the nine-month period ended September 30, 1998 compared to a net operating loss of $.6 million in 1997 relating to Commercial Turf Products, Ltd., the Company's 50/50 commercial equipment joint venture with MTD Products Inc.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

On January 30, 1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell and Jones, Inc. for $6.0 million in cash, plus the assumption of $2.1 million in debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital, and other manufacturing assets. Funding for the asset purchase was financed by an extension of the Company's credit facilities.

As of September 30, 1998, total assets of the Company were $228.9 million compared to $202.1 million as of September 30, 1997 and $200.3 million as of December 31, 1997. The asset increase compared to a year ago is primarily attributable to increases in working capital and increases in property, plant, and equipment associated with the acquisitions completed by the Company within the past year, while the increase from December 31, 1997 is primarily due to seasonality. Accounts receivable were $79.2 million as of September 30, 1998 compared to $75.2 million a year ago, and $65.9 million as of December 31, 1997. Compared to a year ago, accounts receivable have increased by 5.4% compared to the 16.6% increase in sales. Inventory was $94.1 million as of September 30, 1998 compared to $82.3 million a year ago, and $82.2 million as of December 31, 1997. Compared to a year ago, inventory has increased by 14.3% compared to the 16.6% increase in sales. The increase in inventory reflects the Company's seasonal build combined with inventory associated with the increase in the number of Service Centers.

Funding for the asset changes was provided primarily by an increase in long-term debt, along with an increase in accounts payable. The Company's long-term debt increased to $86.8 million as of September 30, 1998. Accounts payable increased to $50.7 million as of September 30, 1998 from $42.2 million as of September 30, 1997, and $34.0 million as of December 31, 1997. The increase in accounts payable year-over-year relates to the increases in inventories as noted above, while the increase from December 31, 1997 is primarily related to seasonality.

On June 23, 1998, the Company completed a $50 million private placement of Senior Notes with five lenders. The Senior Notes have an average life of seven and one-half years, with average fixed-rate interest of 6.81%. Proceeds of the Senior Notes were used to reduce the amounts outstanding under the Company's bank credit facility.

Outstanding debt under the Company's credit facility was $23.0 million as of September 30, 1998 compared to $68.7 million as of September 30, 1997 and $69.5 million as of December 31, 1997. As of September 30, 1998, the Company had $57.0 million available under its bank credit facility. Outstanding debt decreased primarily as a result of the $50 million private placement discussed above, in addition to reduced seasonal third quarter working capital needs. The Company believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first nine months of 1998 totaled $9.7 million of which $6.2 million related to the construction of the new fertilizer manufacturing facility in Sebring, Florida, improvements in the Company's information systems and the opening of twenty new Service Centers.

Year 2000 Compliance
--------------------

Over the past three years, the Company has broadly implemented new information systems and technology with respect to production, production planning, inventory management, order entry, distribution and financial systems. This broad-based strategic initiative, which also includes non-information systems, will be completed by mid 1999. As a result, it is the Company's assessment that these new systems and technology either have the capability now, or will by the end of 1998, to adequately recognize the year 2000 and management believes the risk of failure is minimal. The Company does not currently expect third-party year 2000 compliance issues to have a material impact on its operations. An internal initiative has been established to continue to evaluate the potential impact of year 2000 on its operations.

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

                                             LESCO, INC.

November 13, 1998                            By: /s/ Ware H. Grove
-----------------                               ----------------------------
                                             Ware H. Grove, Vice-President/
                                             Chief Financial Officer