Form 10-K
period 1998-12-31
LESCO INC/OH
filed 1999-04-01
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998                 Commission File No. 0-13147
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

                                                        Name of each exchange on
    Title of each class                                    which registered

          None                                              Not Applicable
    -------------------                                    ----------------

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

Aggregate market value of Common Shares held by nonaffiliates on March 23, 1999: approximately $104,400,000.

Number of Common Shares outstanding on March 23, 1999:  8,357,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1999 (the "Proxy Statement") are incorporated by reference in Part III.

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

Products
--------

         The Company manufactures and sells to the green industry an extensive array of turf care products, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names LESCO(TM), LESCO Products, Aim Lawn & Garden Products, Professional Turf Products, Scenic Green, TruGreen, Chemlawn and Barefoot. In addition, the Company sells a diverse line of turf products under the manufacturers' brand names.

         Sales by product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                Year Ended December 31
                                    --------------------------------------------------------------------------
                                                               (Net sales in thousands)
                                              1998                       1997                       1996
                                    ----------------------      -------------------         -------------------
                                    Net Sales      Percent      Net Sales     Percent      Net Sales    Percent

Consumable goods                    $351,316        84.3%      $290,502        81.4%      $247,454       79.3%

Hard goods                            65,422        15.7%        66,339        18.6%        64,577       20.7%
                                    --------       ------      --------       ------      --------      ------

Total                               $416,738       100.0%      $356,841       100.0%      $312,031      100.0%
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

         In early 1999, the Company acquired exclusive worldwide rights to a new matrix technology that allows for a formulation of fertilizers with highly precise nutrient release characteristics. The first products incorporating this technology are expected in limited quantities during the second half of 1999.

         TURFGRASS SEED. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest and Western Canada for cool season grasses and in California for warm season grasses. The Company has more than 36,000 production acres under contract in these regions. The Company's seed line includes 34 proprietary varieties as well as 28 standard blends and mixtures.

Hard Goods
----------

         EQUIPMENT AND ACCESSORIES. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. the Company's 50-50 joint venture. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in Service Centers. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

         OTHER. The Company offers underground irrigation equipment, protective gear such as goggles, masks and gloves, and hand tools such as tree pruners, shovels and rakes. These products are produced for the Company by third parties.

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

Marketing and Distribution
--------------------------

         LESCO SERVICE CENTERS(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company opened 20 new Service Centers in 1998, and had 234 Service Centers in operation as of December 31, 1998. The Company does not plan to open any Service Centers in 1999. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

         LESCO STORES-ON-WHEELS(R). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of Stores-on-Wheels consisting of 68 tractor trailers. These trucks are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Company has added 3 Stores-on Wheels in 1999, for a total of 71.

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

         OTHER. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company's outside sales forces. The Company distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country. The Company sells a consumer line of lawncare products to nationwide retail stores under several brand names, including TruGreen, Chemlawn and Barefoot. In addition, the Company markets its products internationally principally through foreign distributors.

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

         TURF CARE EQUIPMENT, REPLACEMENT PARTS AND GOLF COURSE ACCESSORIES. In October 1996, the Company announced the formation of a 50-50 joint venture, Commercial Turf Products, Ltd. (CTP), with MTD Products Inc for the manufacture of commercial equipment. Located in Streetsboro, Ohio, the joint venture manufactures commercial lawn care equipment to be sold to both partners. The joint venture commenced operations in May 1997, and began to manufacture equipment in the second half of 1997. As a result, the Company transitioned its equipment manufacturing operations from Sebring, Florida to the joint venture, and transferred much of its manufacturing equipment, parts and work in process to the joint venture during the second half of 1997. The remainder of the Company's equipment manufacturing assets not transferred to the joint venture were liquidated in the first half of 1998.

         The joint venture manufactures and assembles certain turf care equipment and related replacement parts in its Streetsboro location. CTP purchases metal components and performs manufacturing processes such as stamping, cutting, bending, welding, grinding and punching of many component parts. Using these manufactured components, together with some components purchased from a variety of third party suppliers, CTP assembles rotary mowers, spreaders, sprayers, aerators and turf renovators for sale to each partner. The Company distributes and sells commercial equipment supplied by CTP under the LESCO name primarily through its LESCO Service Centers.

         The Company also sells golf course accessories which are manufactured by various contractors with tooling, dies, and molds owned by the Company. In early 1999, the Company became the exclusive distributor of Southern Golf Products, Inc.'s product lines of custom made embroidered and silk-screened flags, flagpoles, tee markers, signage, uniforms and promotional apparel.

         SOURCES OF SUPPLY. It is the Company's policy to have multiple sources of supply or acceptable substitutes for all raw materials and metal components which the Company uses in manufacturing or assembling its products. The only exception to this policy is the Company's purchase of proprietary products.

Competition
-----------

         The Company competes with a number of companies within each of its product lines including national, regional and local distributors, turf care product manufacturers and retailers such as mass merchandisers, local nurseries and hardware stores. Some of these national competitors have greater name brand recognition than the Company. The Company's principal competitors for its turf control, fertilizer and grass seed product lines include Andersons, Lebanon, Scotts, Terra and United Horticultural Supply. The Company's principal competitors for equipment are Jacobsen, John Deere, Ransomes, Scag and Toro. The Company, however, believes that it is the only national company that supplies a full range of products and sells directly to the commercial user. The Company competes primarily on the basis of service to customers and product quality, selection and price.

Seasonality and Backlog
-----------------------

         The Company's business is seasonal because the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 1998 and 1997 was $7,215,000 and $7,186,000, respectively.

Employees
---------

         As of December 31, 1998, the Company had 1,244 full-time employees, of which 330 were involved in manufacturing, assembly and warehouse operations, 599 in sales-related activities and 315 in management and administration. Of the total number of full-time employees, 805 are salaried and 439 are hourly employees. At the Company's Martins Ferry facility, 117 employees are represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

Environmental Matters
---------------------

         Turf control products sold by the Company are subject to registration by the Environmental Protection Agency (the "EPA") and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While the Company believes its turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge the Company's advertising materials.

         Fertilizer products are currently regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that the Company's registration in any state will not be challenged. The Company is also required to obtain licenses/permits from a number of governmental agencies in order to conduct various aspects of its business. These licenses/permits are subject to modification and revocation, which could impair the Company's ability to conduct its business in the manner in which and at the places at which it is presently conducted.

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. There are no such reserves for environmental matters at December 31, 1998.

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

Item 2.  Properties
         ----------

         The Company owns its principal executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand. The Company maintains sales offices at each of the following locations, including its executive offices. Detail by location as of December 31, 1998 is as follows:

Location (1)                             Principal Use                                 Square Feet     Status
------------                             -------------                                 -----------     ------
Rocky River, OH             Executive offices                                            41,000         Owned

Avon Lake, OH               Blending of grass seed and distribution center               139,000        Owned

Charlotte, NC               Distribution center for various products                     57,600         Leased(2)

Hamilton, NJ                Distribution center for various products                     100,000        Leased(3)

Martins Ferry, OH           Manufacturing facility and distribution center for           234,000        Owned(4)
                            fertilizers, including sulfur-coated fertilizers, and
                            turf control products

Pittsburgh, PA              Distribution center for various products                     131,000        Leased(5)

Sebring, FL                 Manufacturing facility for fertilizers and combination       276,000        Owned/
                            products and distribution center for principal products                     Leased(6)

Stockton, CA                Manufacturing facility and distribution center for           32,000         Owned/
                            fertilizers and turf control products                                       Leased(7)

Silverton, OR               Blending of grass seed and distribution center               66,200         Leased(8)

Wellington, OH              Manufacturing facility for turf control products and         60,000         Owned
                            distribution center for principal products

Windsor, NJ                 Distribution center for principal products                   37,000         Owned(9)

Hatfield, MA                Manufacturing facility and distribution center for           77,000         Owned
                            fertilizers and turf control products, and blending of
                            turf grass seed

(1) Does not include Service Centers or Stores-on-Wheels. As of December 31, 1998, the Company operated Service Centers in 234 facilities of which three are owned and 231 are leased by the Company. These facilities range in size from 3,400 to 14,000 square feet. The Company owns or leases 68 tractor-trailers for its Stores-on-Wheels.

(2)      This facility is subject to a lease expiring in October 31, 2001.

(3)      This facility is subject to a lease expiring December 31, 2000.

(4) These facilities are subject to mortgages in the aggregate amount of $6,387,000 as of December 31, 1998.

(5) This facility is subject to a lease expiring December 31, 2001. The Company has two five-year renewal options.

(6) These facilities consist of seven buildings. Six buildings are subject to leases expiring in 2000 and 2001. It is the Company's intent to renew these leases upon their expiration. The new manufacturing facility is owned by the Company, while the land is subject to a lease which expires in 2017 with four five year renewal options.

(7) These facilities consist of three buildings which are owned by the Company. The land is subject to leases which expire in 2011. The Company has one five year renewal option.

(8) This facility is subject to a lease which expires in 2009. The lease includes an option to purchase.

(9) The facility is subject to a mortgage in the amount of $12,000 as of December 31, 1998.

In January 1996, the Company completed the purchase of certain assets of the Pro-Lawn Division of Agway, Inc. The Company distributed Pro-Lawn products from five Agway distribution centers which were used by Pro-Lawn prior to the acquisition and which total approximately 100,000 square feet. As of December 31, 1998 the Company was no longer using the five Agway distribution centers.

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

Name                            Age                                    Position
----                            ---                                    --------
William A. Foley                51           Chairman of the Board, President and Chief Executive Officer

Ware H. Grove                   48           Vice President, Chief  Financial Officer

Charles J. McGonigle            40           Vice President, Operations

Wayne W. Murawski               54           Vice President, Information Systems and Chief  Information Officer

Kenneth S. Sekley               40           Vice President, Marketing

C. Thomas Smith                 50           Former Vice President, Operations

         William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board by the Board of Directors in October 1994, following the death of James I. FitzGibbon. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From January 1988 to October 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division, a producer of rubber and plastic products, from 1984 to 1988, and was Vice President - Sales and Marketing for Anchor Hocking Corporation a producer of glass products, from 1970 to 1984. Mr. Foley is also a director of Alltrista Corporation, a consumer and industrial products manufacturing company, and Libbey, Inc., a producer of glass products.

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

         Charles J. McGonigle joined the Company in April 1998 as Vice President, Operations. Just prior to his employment with the Company, Mr. McGonigle was Product Supply Manager for Proctor & Gamble Company, a manufacturer of consumer, commercial and pharmaceutical products. From 1981 to 1997, Mr. McGonigle held a number of managerial positions with Procter & Gamble Company.

         Wayne W. Murawski joined the Company in 1994 Chief Information Officer and was elected to the position of Vice President, Chief Information Officer in 1995. Prior to his employment with the Company, Mr. Murawski was Chief Information Officer at Imperial Wallcoverings, Inc. a wallpaper producer and a subsidiary of Collins & Aikman, Inc. Previous to that, Mr. Murawski held a similar position at American Consumer Products, Inc. a hardware manufacturer and distributor. From 1980 to 1988 Mr. Murawski was president of COMSOL Corporation, a professional services firm, which implemented large systems projects in Fortune 500 companies. Mr. Murawski's career was founded in the IBM mainframe computing environment. He rose through the ranks of information system departments in technical, supervisory, and project management roles.

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

         C. Thomas Smith joined the Company in August 1994 and was employed as Vice President, Operations until April 14, 1998. From 1979 to 1994, Mr. Smith was Group Director, Advanced Manufacturing at Frigidaire Co., a manufacturer of household major appliances. From 1978 to 1979, Mr. Smith was Manager, Materials and Production at Anderson IBEC, a manufacturer of food processing equipment. From 1970 to 1977, Mr. Smith was a Senior Buyer, Mfg. & Capital Equipment at Babcock & Wilcox Co., a manufacturer of power operation equipment.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol "LSCO." The following are high and low market prices by quarter:

                                            1998                                           1997
                                    -------------------                       ----------------------------
            Quarter Ended           High           Low                        High                     Low
            -------------           ----           ---                        ----                     ---
            March 31                24-1/4         20-1/2                     17-1/2                   15-7/8
            June 30                 23-3/8         18-3/8                     18-5/8                   14
            September 30            19-7/8         11-5/8                     23-1/2                   18-1/4
            December 31             15-3/8         9                          25-1/2                   20

         The Company paid an annual dividend of $.13 per Common Share in 1998 and $.12 in 1997. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends.
See Note 4 of Notes to Financial Statements.

         As of March 3, 1999 there were 1,365 holders of record of the Company's Common Shares.

Item 6.  Selected Financial Data
         -----------------------

                                Five Year Summary
                  (Amounts in Thousands Except Per Share Data)

                                                             Year Ended December 31
                                     --------------------------------------------------------------
                                         1998          1997         1996         1995         1994
                                         ----          ----         ----         ----         ----
Statement of Operating Data:
Net sales                             $416,738     $356,841     $312,031     $241,667      $204,523

Cost of sales                          283,837      238,392      218,596      160,576       133,826
                                       ------------------------------------------------------------
Gross profit on sales                  132,901      118,449       93,435       81,091        70,697

Selling, general and
  administrative expenses              118,015      101,548       91,065       71,635        60,175
Other expenses                           2,236          818        4,745        1,035         1,071
                                    ---------------------------------------------------------------

Income (loss) from operations           12,650       16,083      (2,375)        8,421         9,451

Other deductions-net                     3,197        1,943        1,177          585            71
                                     --------------------------------------------------------------

Income (loss) before income taxes
and cumulative effect of
change in accounting principle           9,453       14,140      (3,552)        7,836         9,380

Income tax (benefit) expense             3,561        5,515      (1,203)        3,009         3,608
                                      -------------------------------------------------------------

Income (loss) before cumulative
effect of change in accounting
principle                                5,892        8,625      (2,349)        4,827         5,772

Cumulative effect on prior years of
  changing the method of capitalizing
  certain inventory costs (A)               --           --         --             --         1,149
                                     --------------------------------------------------------------

Net Income (Loss)                       $5,892      $ 8,625    $ (2,349)     $  4,827      $  6,921
                                        ===========================================================
Earnings (Loss) Per Share:

Income (loss) before cumulative effect
  of change in accounting principle
       Basic                              $.71        $1.06       ($.29)         $.61          $.74
       Diluted                            $.69        $1.02       ($.29)         $.59          $.72

Cumulative effect on prior years of
  changing the method of
  capitalizing certain
  inventory costs
       Basic                                --           --          --            --           .15
                                      -------------------------------------------------------------
       Diluted                              --           --          --            --           .14
                                      -------------------------------------------------------------

Earnings (Loss) Per Share:
       Basic                              $.71        $1.06       ($.29)         $.61          $.89
                                       ============================================================
       Diluted                            $.69        $1.02       ($.29)         $.59          $.86
                                       ============================================================

Cash dividends declared and paid
  per common share                        $.13        $ .12        $ .11         $.10          $.09

                                                       Year Ended December 31
                                      ------------------------------------------------------------

                                      1998         1997          1996          1995           1994
                                      ----         ----          ----        -------          ----

Balance Sheet Data:
Working capital                   $ 116,101      $117,711      $ 99,904      $ 85,950       $ 70,839
Total assets                      $ 207,748      $200,318      $164,673      $137,821       $114,612
Long-term debt, net
    of current portion            $  83,698      $ 83,353      $ 64,704      $ 43,258       $ 29,542
Shareholders' equity              $  78,697      $ 72,293      $ 61,699      $ 63,878       $ 58,175

Note:

         A. Effective January 1, 1994, the Company changed its method of accounting for inventory costs to include the capitalization of certain warehousing, transportation and procurement costs which were previously expensed.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations
---------------------

Company sales rose to a record $416.7 million in 1998, a 16.8% increase compared with $356.8 million in 1997, which was a 14.4% increase over 1996 sales of $312.0 million. Each of the Company's key sales groups contributed to overall sales growth, with Service Centers and Golf Course sales contributing the largest increase for both 1998 and 1997. The increase reflected volume growth in new Service Centers and the maturation of sites previously opened. During 1998, the Company opened 20 new Service Centers so that at the end of the year, the Company was operating 234 stores in 38 states. At the end of 1997, the Company had 215 sites in operation compared with 196 stores at the end of 1996. Comparable store sales for 1998 increased 10.8% compared with a 15.0% increase in 1997. In 1999, the Company does not plan to open any new Service Centers, and will focus on increasing sales and profitability through its existing network.

The Company recognized diluted net earnings of $0.69 per share in 1998 compared with $1.02 per share in 1997 and a net loss of $0.29 per share in 1996. The net loss in 1996 was attributable to $12.9 million of fourth-quarter pre-tax charges relating to certain non-recurring strategic activities, including the formation of Commercial Turf Products, Ltd. (CTP), the Company's 50/50 joint venture with MTD Products Inc for the manufacture of commercial equipment, and related relocation of equipment manufacturing operations from Sebring, Florida, to the joint venture; the rationalization of the Company's product line; and a reserve for the valuation of slow-moving and discontinued products.

In connection with the relocation of equipment manufacturing operations from Sebring, Florida, to CTP, the Company paid $1.9 million and $3.1 million of costs in 1998 and 1997, respectively, relating to inventory disposal, equipment transfer and disposal, employee severance and other costs. The Company completed the relocation in 1998 as anticipated.

The Company's gross profit as a percent of sales in 1998 was 31.9% compared with 33.2% in 1997 and 29.9% in 1996. During 1998, the Company's gross profit percent declined primarily as a result of costs associated with the start-up of the new Sebring fertilizer facility, a heavier sales mix toward chemical products, a decline in seed margins due to competitive pricing pressures and a year-end cost of sales adjustment, which was associated primarily with a mid-1998 conversion to a new inventory costing system.

Selling, general and administrative expenses for 1998 were 28.9% of sales compared with 28.7% of sales in 1997 and 30.7% in 1996. A $5.9 million, or 21.3%, increase in the Company's freight and distribution costs accounted for a large component of the increase for 1998 compared with 1997. The increase in freight and distribution costs during 1998 is attributable primarily to increased sales volume, warehouse consolidation costs for the Sebring, Florida, operations and full-year operating costs and integration expenses for the New England and California operations. In 1998, freight and distribution costs were 8.1% of sales compared with 7.8% of sales in 1997 and 7.5% of sales in 1996. Selling expenses of $58.1 million in 1998 increased 13.7% over $51.1 million in 1997, which represented an increase of 7.4% over 1996 selling expenses of $47.6 million. The increase in selling expenses is attributable primarily to the increase in the number of Service Centers operated by the Company - 196 in 1996, 215 in 1997, 234 in 1998
- and the addition of Golf and West Coast sales resources.

Interest expense increased to $5.6 million from $4.7 million in 1997 and $4.2 million in 1996. The increase during 1998 is attributable primarily to a higher average interest rate and larger seasonal working capital needs associated with the growth of the business. The increase in 1997 was attributable primarily to additional debt to fund general increases in working capital levels to support the growth of the business and the purchase of Tri Delta Fertilizer, Inc. in August. Other - net consists primarily of customer finance charges and the Company's 50% share of CTP's results. Customer finance charges totaled $3.5 million in 1998 compared with $3.1 million in 1997 and $2.6 million in 1996. The loss recognized for CTP in 1998 was $1.9 million compared with $1.2 million recognized from May through December 1997.

The Company's effective tax rate in 1998 was 37.7% compared with 39.0% in 1997 and 33.9% in 1996. The lower tax rates in 1998 and 1996 reflect the federal effect of state and local income taxes, while the 1996 rate also reflects the Company's net loss for that year.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1998, total assets of the Company were $207.7 million compared with $200.3 million at year-end 1997 and $164.7 million at year-end 1996. The increase in assets is attributable to growth in the business combined with seasonal working capital increases, capital additions and improvements, and the Company's purchase of certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. Funding for the increase in assets was provided primarily by cash generated from operations, while net borrowing under the Company's credit facilities remained relatively unchanged.

The Company's debt-to-total capitalization percentage was 52% as of December 31, 1998, compared with 54% as of December 31, 1997, and 51% as of December 31, 1996. The slight decrease in 1998 was a result of the relatively unchanged level of debt while equity increased.

Accounts receivable decreased 0.8% in 1998 compared with a 16.8% sales increase, due primarily to the outsourcing of equipment financing in mid-1997 and improved focus on the management of receivables. In 1997 and 1996, accounts receivable increased 14.7% and 20.4%, respectively, compared with sales increases of 14.4% and 29.1%. Inventories increased 5.5% in 1998 compared with 20.7% in 1997 and 12.1% in 1996. The increase in inventories in 1998 relates to the increase in the number of Service Centers, while 1997 reflected some early purchases the Company made as of December 31, 1997, on advantageous terms. Accounts payable increased slightly in 1998 compared with larger increases in 1997 and 1996, which related to increases in inventory.

During 1998, the Company's expenditures for capital improvements and additions totaled $19.7 million. Included in that total was an expenditure of $8.2 million for the purchase of certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. Additional capital expenditures included approximately $6.3 million for the completion of the Company's fertilizer plant and improvement of its distribution facilities in Sebring, Florida, and approximately $2.2 million for the continuing design and implementation of information systems and technology to improve the Company's management of assets and its customer service. The funding for these projects came from operations, temporary borrowings from the Company's credit facilities or specific industrial revenue bond financing relating to the Sebring, Florida, capital project.

The Company is a 50% owner of CTP and accounts for this investment using the equity method of accounting. CTP, which began operations in May 1997, manufactures commercial turf equipment. The Company's share of CTP's 1998 and 1997 net loss was $1.9 million and $1.2 million, respectively, and was recorded as a reduction of the Company's initial investment of $700,000. In connection with this joint venture, the Company has extended $2.7 million of advances and has also guaranteed 50% of CTP's long-term obligations, which totaled $14.8 million at December 31,1998.

In June 1998, the Company issued $50.0 million in fixed-rate, private-placement notes to five insurance companies. These proceeds were used primarily to reduce outstanding debt under the Company's credit facility. The notes vary in nature from three to 10 years with an average maturity of 7.5 years, and bear a weighted-average interest rate of 6.8%. At December 31, 1998, the Company had $19.9 million of debt outstanding on its revolving line of credit. The credit facility will mature in April 2000, is unsecured and has no prepayment penalty. Interest is payable at the bank's prevailing base rate or at alternative rates based on LIBOR or CD options as elected by the Company. At December 31, 1998, $60.1 million was available for borrowing under this line of credit. The Company believes the current borrowing capacity is adequate for 1999 and the foreseeable future.

Year 2000 Compliance
--------------------

The Year 2000 issue concerns the potential inability of computer hardware or software to properly recognize date-sensitive information relating to the Year 2000 and beyond. To address this potential problem, the Company has implemented a work plan to identify information systems issues and has surveyed each manufacturing location to identify mission-critical and support-function system compliance issues. The Company has assessed potential risks that could impact the Company's business and is developing appropriate contingency plans in the event of a temporary disruption. The Company's Vice President, Chief Information Officer leads this effort.

Since 1995, the Company has conducted a broad-based information systems program to replace and upgrade computer application software and hardware in its manufacturing, distribution, point-of-sale, financial and administrative functions. The primary purpose of this program is to improve operating efficiencies. With the implementation of a new receivables management system in 1999, the Company expects to complete this broad-based information systems program by the end of 1999. At the time of purchase of these new systems from various vendors, the Company required that these systems be Year-2000 compliant. The Company has obtained written vendor representations as to the new systems' Year 2000 compliance. It is the Company's belief that these new information systems and the related hardware to operate these systems are compliant with Year 2000 computing requirements.

During 1998, the Company completed construction of a new fertilizer manufacturing plant in Sebring, Florida. It is the Company's belief that all operating systems at this plant are Year-2000 compliant. During 1998, the Company conducted a review of each manufacturing site, and internal assessments with respect to Year 2000 compliance for its desktop and manufacturing process technology and other potentially date-sensitive technology. The Company has implemented a work plan to ensure all systems are compliant by the end of 1999. The Company has been testing and will continue to test Year 2000 compliance throughout its operations during 1999. In addition, the Company is communicating with key business partners including suppliers, utilities and customers to determine their risks associated with the Year 2000.

The primary focus of the Company's broad-based information systems upgrades has been to improve operating efficiencies; however, Year 2000 compliance has been a secondary benefit of this initiative. The Company has funded these system improvements from capital funds and annual operating cash flows. The incremental cost specifically associated with Year 2000 compliance efforts has been nominal, and is expected to be less than $150,000 in 1999.

The potential risks associated with the Year 2000 issue include temporary disruption of manufacturing operations, materials ordering, receiving and shipping product, order entry, billing and collection of accounts receivable, and disruption in services from vendors who supply materials or services necessary to the Company in the conduct of its operations. While there can be no complete assurances, we believe the risk of disruption to the Company has been minimized as a result of the information systems upgrades that have occurred since 1995, the ongoing testing and assessments of operating systems, and the ongoing communication with key business partners. However, if disruptions relating to the Year 2000 issue occur, the Company could experience some adverse effects on its operations. The Company is developing contingency plans for various functional areas, and anticipates completion of these plans by September 30, 1999. During 1999, the Company will continue to assess risks to minimize the impact of any potential disruptions.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

The Company is exposed to market risk relating to interest rates and commodity prices. The Company's debt consists primarily of $50.0 million in fixed-rate, private-placement notes and a seven-year, $7.0 million notional amount interest rate swap. The estimated fair value of the $50.0 million fixed-rate notes at year end would not be significantly different from the recorded value based on current borrowing rates available for financing with similar terms and maturities. If the Company were to terminate the seven-year, $7.0 million notional amount interest swap agreement at December 31, 1998, the estimated cost would be $278,000.

The Company has seven- and eight-month purchase agreements for fixed prices and quantities for fertilizer raw material commodities that amount to approximately $4.9 million, to manage the volatility relating to market fluctuations. Sensitivity analysis of the incremental effect on annual pre-tax income of a hypothetical 10% decrease in the commodity price for the remaining balance of purchases at December 31, 1998, would be approximately $485,000. See also the Long-Term Debt Note in the Notes to Consolidated Financial Statements.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages:

         Report of Ernst & Young LLP, Independent Auditors                                                F-1

         Consolidated Statements of Operations--Years ended December 31, 1998, 1997 and 1996              F-1

         Consolidated Balance Sheets--December 31, 1998 and 1997                                          F-2

         Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996              F-3

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996    F-3

         Notes to Consolidated Financial Statements                                                       F-4

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1) and (2).  Financial Statements and Financial Statement Schedule.

         The following financial statements of LESCO, Inc. are included in Item
         8:

         Consolidated Balance Sheets--December 31, 1998 and 1997

         Consolidated Statements of Operations--Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         The following financial statement schedule is included herewith:

         Schedule II--Valuation and Qualifying Accounts--December 31, 1998

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

(d)      Financial Statement Schedule

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                   LESCO, INC.
                                DECEMBER 31, 1998

================================ ================== ====================================== =============== ==============

              COL. A                   COL. B                       COL. C                    COL. D           COL. E
-------------------------------- ------------------ -------------------------------------- --------------- --------------

                                                                   ADDITIONS
           DESCRIPTION               BALANCE AT                                             DEDUCTIONS       BALANCE AT
                                   BEGINNING OF                                                             END OF PERIOD
                                      PERIOD
                                                    ------------------ ------------------- ---------------

                                                     CHARGED TO COSTS   CHARGED TO OTHER   COSTS INCURRED
                                                       AND EXPENSES    ACCOUNTS--DESCRIBE
================================ ================== ====================================== =============== ==============
Year Ended December 31, 1998:
  Deducted from assets
  accounts- Reserve for
  inventory obsolescence         $       4,249,000  $         214,000                      ($2,342,000) (1)$   2,098,000
-------------------------------- ------------------ ------------------ ------------------- --------------- --------------

Year Ended December 31, 1997:
  Deducted from assets
  accounts- Reserve for
  inventory obsolescence         $       7,134,000  $         457,000                      ($3,342,000) (1)$   4,249,000
================================ ================== ================== =================== =============== ==============

Year Ended December 31, 1996:
  Deducted from assets
   accounts- Reserve for
   inventory  obsolescence       $         250,000  $       6,884,000                                      $   7,134,000
================================ ================== ================== =================== =============== ==============


(1) Reserves relieved as obsolete inventory is sold or is otherwise disposed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LESCO, Inc.

     By       /s/ William A. Foley
              --------------------------
              William A. Foley


     Date:  March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                 Title                             Date
---------                                                 -----                             ----
/s/ William A Foley                           President, Chairman, Chief               March 26, 1999
-------------------------------               Executive Officer and Director
William A. Foley

/s/ Ware H. Grove                             Chief Financial Officer                  March 26, 1999
-------------------------------
Ware H. Grove

/s/ Ronald Best                               Director                                 March 26, 1999
-------------------------------
Ronald Best

/s/ Drexel Bunch                              Director                                 March 26, 1999
-------------------------------
Drexel Bunch

/s/ Robert F. Burkhardt                       Director                                 March 26, 1999
-------------------------------
Robert F. Burkhardt

/s/ David H. Clark                            Director                                 March 26, 1999
-------------------------------
David H. Clark

/s/ J. Martin Erbaugh                         Director                                 March 26, 1999
-------------------------------
J. Martin Erbaugh

/s/ Michael J. FitzGibbon                     Director                                 March 26, 1999
-------------------------------
Michael J. FitzGibbon

/s/ Lee C. Howley                             Director                                 March 26, 1999
-------------------------------
Lee C. Howley

                                   LESCO, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

Exhibit
Number        Description of Document
-------       -----------------------

3(a)(1)        Amended Articles of Incorporation of the Registrant.

3(b)(1)        Amended Code of Regulations of the Registrant.

4(a)(2)        Specimen certificate for the Registrant's Common Shares.

4(c)(3) Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant.

4(d)(1) Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds).

4(e)(1) Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant.

4(f)           Amended Articles of Incorporation of the Registrant (appears as
               Exhibit 3(a) above).

4(g) Amended Code of Regulations of the Registrant (appears as Exhibit 3(b) above).

4(h)(8) Loan Agreement dated as of November 1, 1997 between Highlands County Industrial Development Authority and the Registrant.

4(i)(9)        $50,000,000 Senior Note Purchase Agreement dated June 15, 1998

10(a)(4) LESCO, Inc. Stock Investment and Salary Savings Plan and Trust, as amended and restated.

10(e)(3) Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (appears as Exhibit 4(c) above).

10(g)(1) Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant (appears as Exhibit 4(e) above).

10(k)(3)       1992 Stock Incentive Plan.

10(l)(5)       Stock Bonus Plan (appears as Exhibit 4(d) to Registrant's Form
               S-8).

10(o)(1) Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds) (appears as Exhibit 4(d) to Registrant's Form 10-K for fiscal year 1987).

10(q)(7)       Second Amendment to the Credit Agreement dated November 1, 1996.

10(r)(1)(4)    Credit Agreement dated September 30, 1994 among National City
               Bank, PNC Bank, National Association, NBD Bank, N.A., National
               City Bank, as agent, and the Registrant (the "Credit
               Agreement")(appears as Exhibit 10(r) to Registrant's Form 10-K for fiscal year 1994).

10(r)(2)(8)    Third amendment to the Credit Agreement dated February 14, 1997

10(r)(3)(8)    Fourth amendment to the Credit Agreement dated August 1, 1997

10(r)(4)(8)    Fifth Amendment to the Credit Agreement dated January 28, 1998

10(r)(5)(9)    Sixth Amendment to the Credit Agreement dated June 25, 1998

10(s)(4) Consulting Agreement by and between the Registrant and Robert F. Burkhardt (appears as Exhibit 10(s) to Registrant's Form 10-K for fiscal year 1994).

10(t)(8) Letter of Credit Agreement dated as of November 1, 1997 between PNC Bank, National Association and the Registrant

10(u)(10)      Employment Agreement by and between the Registrant and William A.
               Foley (appears as Exhibit 10(u) to Registrant's Form 10-K for fiscal year 1998).

21(10)         Subsidiaries of the registrant

23(10)         Consent of Ernst & Young LLP, Independent Auditors

27(10)         Financial Data Schedule

Exhibit

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

     7 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1996.

     8 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1997.

     9 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its quarterly report on form 10Q for the quarter ended June 30, 1998.

     10 Filed herewith.

                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS
                          ----------------------------


Exhibits 10(a), 10(k), 10(1) and 10(p) are compensation plans in which executive officers participate.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Shareholders and Board of Directors of LESCO, Inc.

We have audited the accompanying consolidated balance sheets of LESCO, Inc. as of December 31, 1998, and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 1998, and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Cleveland, Ohio
February 5, 1999

                                                           /s/ Ernst & Young LLP




CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                              1998           1997          1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $416,738       $356,841     $312,031
Cost of sales                                                                 283,837        238,392      218,596
---------------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT ON SALES                                                      132,901        118,449       93,435
Selling, general and administrative expenses                                  118,015        101,548       91,065
Other expenses                                                                  2,236            818        4,745
---------------------------------------------------------------------------------------------------------------------------
                                                                              120,251        102,366       95,810
---------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) FROM OPERATIONS                                               12,650         16,083       (2,375)
Other deductions (income):
   Interest expense                                                             5,635          4,749        4,214
   Other - net                                                                 (2,438)        (2,806)      (3,037)
---------------------------------------------------------------------------------------------------------------------------
                                                                                3,197          1,943        1,177
Income (loss) before income taxes                                               9,453         14,140       (3,552)
Income tax expense (benefit)                                                    3,561          5,515       (1,203)
---------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                          $ 5,892        $ 8,625    $  (2,349)
---------------------------------------------------------------------------------------------------------------------------
   EARNINGS (LOSS) PER SHARE
      BASIC                                                                    $ 0.71         $ 1.06    $   (0.29)
      DILUTED                                                                  $ 0.69         $ 1.02    $   (0.29)
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                              1998         1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                                     $  1,841     $  3,403
   Accounts receivable, less allowance of $3,350 in 1998; $3,000 in 1997                      65,358       65,869
   Inventories                                                                                86,662       82,174
   Deferred federal income taxes                                                               1,568        2,680
   Prepaid expenses and other assets                                                           3,598        5,989
---------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                   159,027      160,115
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                        1,024          499
   Buildings and improvements                                                                 23,107       18,076
   Machinery and equipment                                                                    28,483       26,887
   Furniture and fixtures                                                                     15,260       12,992
---------------------------------------------------------------------------------------------------------------------------
                                                                                              67,874       58,454
Less allowance for depreciation and amortization                                              28,796       27,238
---------------------------------------------------------------------------------------------------------------------------
      NET PROPERTY, PLANT AND EQUIPMENT                                                       39,078       31,216
Bond proceeds held for construction                                                                --       4,761
---------------------------------------------------------------------------------------------------------------------------
                                                                                              39,078       35,977
OTHER ASSETS                                                                                   9,643        4,226
---------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                          $207,748     $200,318
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                         $ 36,138     $ 34,002
   Salaries, wages and profit sharing                                                          2,895        2,946
   Other liabilities and accrued expenses                                                      3,793        5,256
   Current portion of long-term debt                                                             100          200
---------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                               42,926       42,404
LONG-TERM DEBT                                                                                83,698       83,353
DEFERRED INCOME TAXES                                                                          2,427        2,268
SHAREHOLDERS' EQUITY
   Preferred shares -- without par value -- 500,000 shares authorized Common shares -- without par value -- 19,500,000 shares authorized;
      8,401,418 shares issued and 8,366,202 shares outstanding in 1998;
      8,256,084 shares issued and 8,250,356 shares outstanding in 1997                           841          825
   Paid-in capital                                                                            31,631       29,268
   Retained earnings                                                                          47,156       42,347
   Less 5,728 treasury shares                                                                    (59)         (59)
   Unearned compensation                                                                        (872)         (88)
---------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                              78,697       72,293
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $207,748     $200,318
===========================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  1998          1997          1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                             $ 5,892        $ 8,625     $ (2,349)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
      Depreciation and amortization                                             5,658          4,275        3,728
      Deferred income taxes                                                     1,271          2,679       (3,182)
      Increase in accounts receivable                                          (1,475)        (8,195)     (13,094)
      Provision for uncollectible accounts receivable                           2,236            818        3,392
      Increase in inventories                                                  (5,587)       (10,738)      (7,017)
      Change in inventory and plant relocation reserves                         2,151         (3,587)       8,124
      Increase in accounts payable                                              1,760          6,370        3,116
      Change in other current items                                             1,010         (2,309)       1,791
      Other                                                                      (393)           801         (179)
---------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      12,523         (1,261)      (5,670)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment - net                               (11,529)        (9,882)      (5,140)
Bond proceeds held for construction                                             4,761         (4,761)          --
Acquisition of businesses                                                      (8,174)        (2,949)     (11,268)
---------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                (14,942)       (17,592)     (16,408)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from borrowings                                                      184,897        124,507      110,200
Reduction of borrowings                                                      (184,552)      (105,858)     (88,754)
Issuance of common shares                                                       1,595          2,679          791
Cash dividends                                                                 (1,083)          (972)        (879)
---------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                857         20,356       21,358
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                (1,562)         1,503         (720)
Cash - beginning of the year                                                    3,403          1,900        2,620
---------------------------------------------------------------------------------------------------------------------------
         CASH - END OF THE YEAR                                               $ 1,841        $ 3,403     $  1,900
===========================================================================================================================


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common Shares
                                               ------------------------                                     Unearned
                                                                         Paid-In    Retained     Treasury   Compen-
(In thousands, except share data)                Shares        Dollars   Capital    Earnings      Shares    sation
===========================================================================================================================
Balance at January 1, 1996                     7,949,988        $796     $25,197    $37,922        $(37)
   Issuance of common shares                      87,750           9         987
   Issuance of restricted common shares           23,029           2         332                            $(334)
   Issuance of treasury shares                     3,600                      33                     20
   Dividends paid-- $0.11 per share                                                    (879)
   Net loss                                                                          (2,349)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                   8,064,367         807      26,549     34,694         (17)     (334)
   Issuance of common shares                     193,295          19       2,787
   Forfeiture of restricted common shares         (4,728)         (1)        (68)                              69
   Amortization of unearned compensation                                                                      177
   Purchase of shares for treasury                (2,578)                                           (42)
   Dividends paid-- $0.12 per share                                                    (972)
   Net income                                                                         8,625
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   8,250,356         825      29,268     42,347         (59)      (88)
   Issuance of common shares                     115,846          12       1,583
   Issuance of restricted common shares           35,216           4         780                             (784)
   Dividends paid-- $0.13 per share                                                  (1,083)
   Net income                                                                         5,892
---------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998                  8,401,418        $841     $31,631    $47,156        $(59)    $(872)
===========================================================================================================================

See Notes to Consolidated Financial Statements.

                                     NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS The Company is engaged in a single business segment, which is the manufacture and marketing of turf care products, including turf control products, fertilizer, grass seed and equipment, to the professional sector of the green industry. Substantially all of the Company's accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer's financial condition and, generally, collateral is not required. Revenue is recognized when goods are shipped. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions by management, and actual results may differ from these estimates.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of LESCO and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

INVENTORIES: Inventories are valued principally at the lower of cost (average cost method) or market, and consist of $5,602,000 and $3,287,000 in raw materials and $81,060,000 and $78,887,000 in work in process and finished goods at December 31, 1998, and 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets over three to 12 years. Expenditures for maintenance and repairs are charged to income as incurred. Additions and improvements are capitalized.

INTANGIBLE ASSETS: Included in other assets are $9,213,000 and $4,217,000 of intangible assets at December 31, 1998, and 1997, respectively, consisting primarily of goodwill, trademarks, customer lists and other specifically identifiable assets arising from the Pro-Lawn (see Note 2), Tri Delta Fertilizer, Inc. (Tri Delta), Agriturf, Inc. and Cadwell & Jones, Inc. acquisitions. These assets are being amortized using the straight-line method over periods of three to 20 years. Accumulated amortization was $1,036,000 and $522,000 at December 31, 1998, and 1997, respectively.

IMPAIRMENT OF LONG-LIVEDASSETS: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

FINANCE CHARGES: "Other - net" in the accompanying statements of operations includes $3,534,000, $3,118,000 and $2,643,000 in customer finance charges in 1998, 1997 and 1996, respectively.

STOCK OPTIONS: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.

NOTE 2 -- ACQUISITIONS

      On January 30, 1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $8,200,000, including assumption of $2,200,000 of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the Company's credit facility.

     On August 1, 1997, the Company purchased all of the outstanding shares of Tri Delta, Stockton, California, for $3,200,000, consisting of $2,949,000 in cash and the issuance of 12,465 shares of the Company's common stock. The Company recorded the acquisition using the purchase method of accounting.

     During January 1996, the Company completed the purchase of certain assets of Agway, Inc.'s Pro-Lawn Division. The agreement included acquisition of Pro-Lawn's sales organization and key administrative personnel, inventories and certain fixed assets, all Pro-Lawn licenses/trademarks, and supply and distribution agreements for $11,268,000 in cash.

     The operating results of the acquired businesses have been included in the statement of operations since the dates of the related acquisitions.

NOTE 3 -- INVESTMENT IN COMMERCIAL TURF PRODUCTS, LTD.

     The Company's 50% investment in Commercial Turf Products, Ltd. (CTP) is accounted for under the equity method of accounting. The Company's share of CTP's 1998 and 1997 net loss is $1,845,000 and $1,219,000, respectively, and is included in "Other - net" in the statement of operations. In addition, the Company has guaranteed 50% of certain liabilities of CTP aggregating $14,786,000 at December 31, 1998. These liabilities mature through 2002 and bear interest at rates ranging from 3.5% to 8.5%. Through December 31, 1998, the Company invested $700,000 in CTP and extended advances of $2,700,000. CTP's financial information at December 31 is as follows:

-----------------------------------------------------------
(In thousands)            December 1998  May-December 1997
-----------------------------------------------------------
Current assets                 $9,845         $6,552
Non-current assets              8,878          8,472
Current liabilities            14,700          7,313
Non-current liabilities         8,750          8,750
Net sales                      14,741          1,765
Gross profit                    3,298           (769)
Net loss                       (3,689)        (2,438)
===========================================================


NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                         December 31
-------------------------------------------------------
(In thousands)                           1998     1997
-------------------------------------------------------
Term notes payable                     $50,000  $    --
Credit agreement                        19,900   69,500
Industrial revenue bonds                13,375   13,375
Other debt                                523       678
                                       ----------------
                                        83,798   83,553
Less current portion                      100       200
                                       ----------------
                                       $83,698  $83,353
=======================================================

     In June 1998, the Company issued $50,000,000 in fixed-rate, private-placement notes to five insurance companies. The proceeds were used to reduce outstanding debt under the Company's credit facility. The notes vary in nature from three to 10 years with an average maturity of 7.5 years, and bear a weighted-average interest rate of 6.81%.

     The credit agreement, which will mature on April 30, 2000, provides for maximum borrowings of $80,000,000, is unsecured and has no prepayment penalty. Interest is payable at the bank's prevailing base rate (7.75% at December 31, 1998) as to $900,000 of principal, or at alternative rates (ranging from 6.16% to 6.30% at December 31, 1998) elected by the Company as provided by the agreement for the remaining principal due, together with a 0.125% commitment fee for the unused portion of the credit line. At December 31, 1998, $60,100,000 was available for borrowing.

     The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in 2002, which converts existing floating-rate debt for 6.335% fixed-rate debt. If the Company were to terminate this agreement at December 31, 1998, the estimated cost would be $278,000.

     In November 1997, the Company issued $7,500,000 of industrial revenue bonds related to a new Sebring, Florida, fertilizer plant. The bonds will mature in 2017. The Company also has $5,875,000 of industrial revenue bonds outstanding related to its Martins Ferry, Ohio, facility, and they will mature in 2014. Interest is payable quarterly for both bonds at a rate based on comparable tax-exempt market rates (4.20% at December 31, 1998). Under certain circumstances, the Company may convert the interest rate to a fixed rate. The bonds related to the Sebring, Florida, facility are secured by a $7,726,000 letter of credit.

     At December 31, 1998, the Company has not drawn any amounts under the letter of credit. The letter of credit will expire in March 2000. The bonds related to the Martins Ferry, Ohio, facility are secured by mortgages on property and equipment acquired with the proceeds (net book value of $6,800,000 at December 31, 1998).

     The private-placement notes, revolving credit agreement and industrial revenue bonds contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments ($1,500,000); maintenance of certain operating and financial ratios; and maintenance of minimum net worth. The carrying amount of the Company's long-term debt approximates fair value at December 31, 1998, based upon consideration of current market rates. The annual maturities of long-term debt for the years 2000 through 2003 are $19,992,000, $5,097,000, $5,816,000 and $5,821,000,
respectively. Interest payments were $5,863,000, $4,873,000 and $4,121,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5 -- LEASES

     The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 1998, 1997 and 1996 was approximately $14,800,000, $13,300,000 and $11,400,000, respectively. Future minimum lease payments are as follows:

-------------------------------------------------------
(In thousands)
Year Ended December 31                           Total
-------------------------------------------------------
1999                                            $10,908
2000                                              9,776
2001                                              8,568
2002                                              6,584
2003                                              5,663
2004 and thereafter                              11,126
                                                -------
                                                $52,625
=======================================================


NOTE 6 -- INCOME TAXES

     The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                                Years Ended December 31
--------------------------------------------------------
(In thousands)                  1998     1997     1996
--------------------------------------------------------
Current                        $2,290   $2,836  $ 1,979
Deferred (benefit)              1,271    2,679   (3,182)
                               ------------------------
Income tax expense (benefit)   $3,561   $5,515  $(1,203)
--------------------------------------------------------

     The provision (benefit) for income taxes differs from the statutory rate as follows:

                                      Years Ended December 31
---------------------------------------------------------------
(In thousands)                        1998      1997      1996
---------------------------------------------------------------
Income taxes at statutory rate     $ 3,214   $ 4,808   $(1,208)
State and local income taxes net
   of federal income tax benefit       256       558       (95)
Other                                   91       149       100
                                   ----------------------------
Provision for income taxes         $ 3,561   $ 5,515   $(1,203)
===============================================================

     Income tax payments were $2,877,000, $4,687,000 and $4,006,000 in 1998,
1997 and 1996, respectively.

     The significant components of deferred tax assets and liabilities are as follows:

                                December 31, 1998   December 31, 1997
------------------------------------------------------------------------
                                  Deferred Tax         Deferred Tax
                              ------------------------------------------
(In thousands)                 Assets  Liabilities   Assets  Liabilities
------------------------------------------------------------------------
Depreciation                             $ 2,238              $ 2,104
Allowance for bad debts       $ 1,124              $ 1,020
Accrued employee benefits         325                              46
Net operating loss
   carryforward                   657                  621
Accrued insurance                  85                   34
Inventory reserves                           107     1,181
Accrued compensation              449                  581
Reserves for relocation
   of equipment
   manufacturing operations                            221
Prepaid expenses                             347                  406
Other                              13        163        70        139
                              ------------------------------------------
   Total                        2,653      2,855     3,728      2,695
   Valuation allowance           (657)        --      (621)        --
                              ------------------------------------------
                              $ 1,996    $ 2,855   $ 3,107    $ 2,695
========================================================================

     As of December 31, 1998, the Company had net operating loss carryforwards of $1,900,000 for federal income tax reporting purposes, which expire in varying amounts, if unused, in years 1999 through 2011. The carryforwards relate to the acquisition of Tri Delta. The availability of these carryforwards is subject to certain limitations, including those due to a change in ownership of more than 50% of the value of Tri Delta's capital stock in a one-year period under federal income tax laws. The Company has recorded a valuation allowance due to the uncertainty of the utilization of the carryforwards prior to their expiration.

NOTE 7 -- CAPITAL STOCK AND STOCK PLANS

STOCK OPTIONS: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 1,683,875 common shares to key employees and directors.

     Options issued pursuant to any of the Company's plans are exercisable for up to 10 years at an option price equal to the fair market value on the date the option was granted. The Company has in the past, and may from time to time in the future, issue options outside of the Company's plans at an exercise price lower than fair market value in connection with key employees. Additional paid-in capital includes tax benefits of $473,000, $429,000 and $205,000 relating to the exercise of options in 1998, 1997 and 1996, respectively. The following table summarizes the changes in the outstanding options for the three years ended December 31, 1998:

                                            1998                        1997                          1996
---------------------------------------------------------------------------------------------------------------------------
                                                Weighted-                     Weighted-                   Weighted-
                                                 Average                       Average                     Average
                                   Options   Exercise Price     Options    Exercise Price     Options  Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year   723,438           $13.86      811,726          $13.09      635,076         $11.92
  Granted                         155,713            19.76       97,850           17.69      272,050          14.56
  Exercised                      (103,741)           10.95     (176,063)          11.82      (87,750)          9.01
  Canceled/forfeited              (40,850)           14.44      (10,075)          14.04       (7,650)         15.02
===========================================================================================================================
Outstanding - end of year         734,560           $15.37      723,438          $13.86      811,726         $13.09
===========================================================================================================================

Option price range at end of year                   $ 5.67 to                    $ 5.67 to                   $ 5.67 to
                                                    $23.00                       $21.50                      $16.00
Exercisable - end of year         700,069                       596,268                      679,726
Reserved for future grants        255,393                       390,189                      491,825
Weighted-average fair value of
  options granted during the year                   $ 5.67                       $ 4.55                      $ 4.35
===========================================================================================================================

     The following table summarizes information about stock options outstanding as of December 31, 1998:

Range of                                           Options          Options       Weighted-Average Weighted-Average
Exercise Prices                                  Outstanding      Exercisable      Exercise Price  Contractual Life
---------------------------------------------------------------------------------------------------------------------------
$ 5.67 to $ 7.00                                    47,627           47,627            $ 6.56          2.1 years
$11.33 to $15.00                                   418,606          418,606            $14.14          6.3 years
$16.00 to $23.00                                   268,327          233,836            $19.19          6.7 years
---------------------------------------------------------------------------------------------------------------------------
                                                   734,560          700,069            $15.37          6.1 years
===========================================================================================================================

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans as permitted under previously existing accounting standards. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 123, the Company's net income (loss) and related earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                      Years Ended December 31
----------------------------------------------------------------
(In thousands, except share data)      1998      1997      1996
----------------------------------------------------------------
Net income (loss) - as reported     $ 5,892   $ 8,625   $(2,349)
Net income (loss) - pro forma       $ 5,298   $ 8,346   $(2,751)
Earnings (loss) per share -
   as reported
      Basic                         $  0.71   $  1.06   $ (0.29)
      Diluted                       $  0.69   $  1.02   $ (0.29)
Earnings (loss) per share -
   pro forma
      Basic                         $  0.64   $  1.03   $ (0.34)
      Diluted                       $  0.62   $  0.98   $ (0.34)
================================================================

     Included in these pro forma disclosures are stock options issued in 1998, 1997 and 1996 that were 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 1998, 1997 and 1996, respectively: dividend yield of 0.71%, 0.62% and 0.69%; expected stock price volatility of 0.29, 0.27 and 0.28; risk-free interest rate of 4.70%, 5.70% and 6.00%; and
expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management's opinion, does not provide a reliable single measure of the fair value of its employee stock options.

     The Company has an employment agreement with an executive officer that provides for the issuance of non-qualified stock options to purchase up to 300,000 common shares. Such options vest ratably over a five-year period beginning June 30, 1994, and expire 10 years after each option vests. The exercise price per share is $9.33 for the first 60,000 common shares and $10.00 for the remaining 240,000 common shares. Options for 232,016 shares were outstanding and 210,598 shares were exercisable at December 31, 1998.

RIGHTS PLAN: The Company has a preferred share purchase rights plan, and declared a distribution of one Preferred Share Purchase Right (Right) on each outstanding common share. The Rights will become exercisable if a person or group acquires 20% or more of the Company's common shares, announces a tender offer for 20% or more of the common shares or is declared an "adverse person" by the Company's Board of Directors. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of participating preferred shares at an exercise price of $75.00.

     In addition, if a person or group acquires 20% or more of the Company's outstanding common shares, each Right will entitle its holder (other than such person or members of such group) to purchase one of the Company's common shares (subject to certain adjustments) for a price of $0.50 per share. If, after a person acquires 20% or more of the Company's common shares, the Company is acquired in a merger or other business combination transaction with such person, or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase for a price of $0.50 per share a specified number of the acquiring company's common shares.

     Prior to the acquisition by a person or group of 20% or more of the Company's common shares, the Rights are redeemable for one cent per right at the option of the Board of Directors. The Rights will expire on May 31, 2004.

PERFORMANCE PLAN: During each of 1996 and 1998, the Company established long-term performance plans, which grant restricted common stock awards to certain officers. These officers are entitled to receive common stock of the Company based upon certain performance criteria over a two- to three-year performance period. Participants in the plans have the rights of shareholders, including the right to receive dividends and the right to vote. In 1996, 23,029 shares were granted with a fair market value of $334,000, of which 4,728 shares with a fair market value of $69,000 were forfeited in 1997. Compensation expense of $177,000 was recognized in 1997 under these plans, based upon the probability that certain threshold performance criteria would be met. In 1998, 35,216 shares were granted with a fair market value of $784,000. This activity is reflected in the shareholders' equity as unearned compensation and amortization of unearned compensation.

NOTE 8 - DEFINED CONTRIBUTION RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the plan. Company contributions to the plan were $601,000, $465,000 and $454,000 for 1998, 1997 and 1996, respectively.

NOTE 9 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------
(In thousands, except share data)        1998          1997          1996
----------------------------------------------------------------------------
NUMERATOR:
   Net income (loss)                $     5,892   $     8,625   $    (2,349)
DENOMINATOR:
   Denominator for basic
     earnings per share -
     weighted-average shares          8,318,723     8,136,144     8,007,001
   Effect of dilutive securities:
      Stock options                     238,093       341,643            --
      Restricted shares                  18,301        18,301            --
                                    ----------------------------------------
   Dilutive potential
     common shares                      256,394       359,944            --
                                    ----------------------------------------
   Denominator for diluted
     earnings per share -
     adjusted weighted-
     average shares and
     assumed conversions              8,575,117     8,496,088     8,007,001
EARNINGS (LOSS) PER SHARE
   Basic                                 $ 0.71        $ 1.06       $ (0.29)
                                    ----------------------------------------
   Diluted                               $ 0.69        $ 1.02       $ (0.29)
============================================================================


NOTE 10 - OTHER COSTS AND EXPENSES

     In October 1996, the Company entered into an agreement to create a joint venture to manufacture commercial turf care equipment. In conjunction with this joint venture, the Company decided to relocate the equipment manufacturing operations of its Sebring, Florida, plant facility. Accordingly, certain costs related to this plant relocation were recognized during the fourth quarter of 1996, and consist of inventory valuation reserves of $4,555,000 (included in "Cost of sales") and other related plant shutdown costs of $1,353,000 (included in "Other expenses"). In 1997, the Company began carrying out its plan to relocate these equipment manufacturing operations. Costs of $1,890,000 and $3,144,000 were paid and charged against the accrual in 1998 and 1997, respectively.

     During 1996, the Company conducted a comprehensive product evaluation, which led to the discontinuance of certain finished goods inventory items. As a result of this evaluation, an inventory redeployment program was implemented to consolidate discontinued and slow-moving finished goods inventories from the Company's respective Service Center and golf truck facilities into more centralized locations for redistribution and liquidation. As a result of this process, the historical cost of certain inventory items was reduced by $2,216,000 in 1996 to reflect estimated net realizable value.

NOTE 11 - BUSINESS SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131).

     The Company operates in one reportable segment, the manufacture and marketing of turfcare products to the professional sector of the green industry. The revenues and gross profit margins are classified into categories of hard goods and consumable goods. The table below reflects these classifications:

                                                               Years Ended December 31
----------------------------------------------------------------------------------------------------------------------
                                           1998                         1997                          1996
                                   -----------------------------------------------------------------------------------
(In thousands)                      HARD       CONSUMABLE        HARD        CONSUMABLE        HARD      CONSUMABLE
----------------------------------------------------------------------------------------------------------------------
Sales                               $65,422       $351,316       $66,339       $290,502       $64,578      $247,453
Gross profit %                         40.5%          30.2%         43.2%          30.9%         32.2%         29.9%
======================================================================================================================


NOTE 12 - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, and 1997:

                                                                                Quarter Ended 1998
---------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                               MAR. 31        JUNE 30      SEPT. 30        DEC. 31
---------------------------------------------------------------------------------------------------------------------
Net sales                                                      $72,690       $134,446      $118,837        $90,765
Gross profit                                                    24,516         45,737        36,841         25,807
Net (loss) income                                               (1,522)         7,334         2,513         (2,433)
(Loss) earnings per share:
   Basic                                                         (0.18)          0.88          0.30          (0.29)
   Diluted                                                       (0.18)          0.85          0.30          (0.29)


                                                                                Quarter Ended 1997
---------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                               MAR. 31        JUNE 30      SEPT. 30        DEC. 31
---------------------------------------------------------------------------------------------------------------------
Net sales                                                      $65,267       $111,128      $103,243        $77,203
Gross profit                                                    22,251         36,796        33,878         20,738
Net (loss) income                                               (1,009)         6,276         4,445         (1,087)
(Loss) earnings per share:
   Basic                                                         (0.13)          0.77          0.54          (0.13)
   Diluted                                                       (0.13)          0.74          0.51          (0.13)
=====================================================================================================================

     (Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed on an annual basis. During the fourth quarter of 1998 and 1997, respectively, net income decreased by approximately $1,629,000 and $316,000, or $0.19 and $0.04 per share (diluted), due to changes in prior quarter estimates relating to inventory adjustments.