Form 10-Q
period 1999-03-31
LESCO INC/OH
filed 1999-05-17
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31,1999                   Commission File Number 0-13147
                  -------------                                         --------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                            34-0904517
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                                        44116
----------------------------------------                         -----------
(Address of principal executive offices)                         (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/   No / /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                                Outstanding at
                      Class                                      May 10, 1999
        --------------------------------                        ---------------
        Common shares, without par value                        8,381,551 shares

                                                     LESCO, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31            March 31          December 31
(In thousands, except share data)                                     1999                1998               1998
                                                               -----------------    ---------------    ----------------
                                                                              (unaudited)                  (audited)
ASSETS

CURRENT ASSETS:
    Cash                                                              $   2,000          $   7,961          $   1,841
    Accounts receivable -- net                                           75,932             74,327             65,358
    Inventories                                                         107,578             99,800             86,662
    Deferred income taxes                                                 1,519              2,680              1,568
    Prepaid expenses and other assets                                     5,531              4,264              3,598
                                                                      ---------          ---------          ---------
       TOTAL CURRENT ASSETS                                             192,560            189,032            159,027

Property, Plant and Equipment                                            70,690             64,147             67,874
    Less allowance for depreciation and amortization                    (30,407)           (28,484)           (28,796)
                                                                      ---------          ---------          ---------
                                                                         40,283             35,663             39,078
    Bond proceeds held for construction                                    --                1,825               --
                                                                      ---------          ---------          ---------
                                                                         40,283             37,488             39,078

Other Assets                                                              9,216              9,097              9,643
                                                                      ---------          ---------          ---------

       TOTAL ASSETS                                                   $ 242,059          $ 235,617          $ 207,748
                                                                      =========          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $  61,368          $  55,648          $  36,138
    Other current liabilities                                             6,467              5,617              6,688
    Current portion of  debt                                                100              6,900                100
                                                                      ---------          ---------          ---------
       TOTAL CURRENT LIABILITIES                                         67,935             68,165             42,926

Long-term debt                                                           94,565             93,819             83,698
Deferred income taxes                                                     2,372              2,268              2,427

SHAREHOLDERS' EQUITY:
    Preferred shares-- without par value--
       authorized 500,000 shares
    Common shares--without par value--
       19,500,000 shares authorized; 8,417,542 shares issued
       and 8,376,598 outstanding at March 31, 1999, 8,299,034
       at March 31, 1998, 8,366,202 at December 31, 1998                    842                830                841
    Paid-in capital                                                      31,835             29,858             31,631
    Retained earnings                                                    45,353             40,824             47,156
    Less treasury shares                                                    (59)               (59)               (59)
    Unearned compensation                                                  (784)               (88)              (872)
                                                                      ---------          ---------          ---------

       TOTAL SHAREHOLDERS' EQUITY                                        77,187             71,365             78,697
                                                                      ---------          ---------          ---------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                           $ 242,059          $ 235,617          $ 207,748
                                                                      =========          =========          =========



                                            LESCO, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended March 31
                                                            -----------------------------------

        (In Thousands, Except per Share Data)                    1999                  1998
                                                            -------------         ------------
                                                                        (unaudited)

Net sales                                                   $     83,054          $    72,690

Cost of sales                                                     54,378               48,174
                                                            -------------         ------------

                             GROSS PROFIT ON SALES                28,676               24,516

Selling, general and
        administrative expenses                                   30,365               25,914
                                                            -------------         ------------

                              LOSS FROM OPERATIONS                (1,689)              (1,398)

Other deductions (income):
        Interest expense                                           1,535                1,725
        Other - net                                                 (280)                (627)
                                                            -------------         ------------
                                                                   1,255                1,098
                                                            -------------         ------------

Loss Before Income Taxes                                          (2,944)              (2,496)

Income taxes                                                      (1,148)                (974)
                                                            -------------         ------------


                                          NET LOSS          $     (1,796)         $    (1,522)
                                                            =============         ============



                  BASIC AND DILUTED LOSS PER SHARE          $      (0.21)         $     (0.18)
                                                            =============         ============



                                             LESCO, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                               March 31
                                                                  -------------------------------
(In Thousands)                                                          1999            1998
                                                                  --------------   --------------
                                                                              (unaudited)
OPERATING ACTIVITIES:
    Net loss                                                       $     (1,796)   $      (1,522)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation and amortization                                      1,633            1,322
       Increase in accounts receivable                                  (11,085)          (8,591)
       Provision for uncollectible accounts receivable                      511              383
       Increase in inventories                                          (20,916)         (16,432)
       Increase in accounts payable                                      25,230           21,426
       Increase in other current items                                   (2,105)            (840)
       Other                                                                372               55
                                                                  --------------   --------------

    NET CASH USED IN OPERATING ACTIVITIES                                (8,156)          (4,199)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment - net                      (2,838)          (3,766)
    Acquisition of businesses                                                 -           (8,174)
    Bond proceeds held for construction                                       -            2,936
                                                                  --------------   --------------

    NET CASH USED BY INVESTING ACTIVITIES                                (2,838)          (9,004)

FINANCING ACTIVITIES:
    Proceeds from borrowings                                             27,400           44,200
    Reduction of borrowings                                             (16,533)         (27,034)
    Issuance of common shares                                               286              594
                                                                  --------------   --------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                            11,153           17,760
                                                                  --------------   --------------

Net Increase in Cash                                                        159            4,558

Cash --  Beginning of the Period                                          1,841            3,403
                                                                  --------------   --------------

    CASH - END OF THE PERIOD                                      $       2,000    $       7,961
                                                                  ==============   ==============


                                   LESCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form 10-K.

Operating results for the three months ended March 31 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

         (In thousands except share data)                  1999               1998
         -------------------------------------------------------------------------------

         Numerator:
            Net loss                                           $(1,796)           $(1,522)
         Denominator:
            Denominator for basic
              earnings per share -
              weighted average shares                        8,376,598          8,258,993

            Effect of dilutive securities:
              Employee stock options                                 -                  -
              Performance shares                                     -                  -
                                                    -------------------------------------
            Diluted potential common
              shares                                                 -                  -
            Denominator for diluted
              earnings per share -
              adjusted weighted average
              shares and assumed
              conversions                                    8,376,598          8,258,993
         Loss per share
            Basic                                               $(0.21)            $(0.18)
            Diluted                                             $(0.21)            $(0.18)



                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

Sales for the first quarter ended March 31, 1999 increased $10.4 million to $83.1 million from $72.7 million in 1998, a 14.3% increase. Both consumable and hard goods sales volumes increased in the first quarter 1999 compared to 1998. Same store sales for the first quarter 1999 compared to 1998 increased 13.2%.

Gross profit as a percentage of sales was 34.5% compared to 33.7% in 1998. The margin increase was primarily due to the change in product mix and lower cost of raw materials in the first quarter 1999 compared to 1998.

Selling, general and administrative expenses increased by $4.5 million, a 17.4% increase to $30.4 million for the first quarter 1999 compared to $25.9 million in the first quarter 1998. Delivery and warehouse expenses increased slightly as a percent of sales compared to last year due primarily to positioning the inventory in the field to prepare for the anticipated seasonal sales volume increase. Selling, general and administrative expenses were also up slightly as a percent of sales due to the increase in sales and administrative support personnel added in the later half of 1998 and the first quarter of 1999 to prepare for the continuing business growth.

Interest expense decreased to $1.5 million in the first quarter 1999 from $1.7 million in 1998. This decrease was primarily due to a reduction in the average level of outstanding debt in 1999 compared to 1998. In 1998 average borrowings were higher due to the Agriturf and Cadwell & Jones asset purchases.

Other deductions-net include customer finance charges which totaled $622,000 in the first quarter 1999 and $652,000 in 1998. Also included in other deductions - net, the Company recognized a net operating loss of $284,000 in the first quarter of 1999 compared to a net operating loss of $73,000 in 1998 related to Commercial Turf Products, Ltd., the Company's 50/50 commercial equipment joint venture with MTD Products Inc.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, total assets of the Company were $242.1 million compared to $235.6 million as of March 31, 1998 and $207.8 million as of December 31, 1998. The asset increase from March 31, 1998 to March 31, 1999 is primarily related to working capital increases, while the increase from December 31, 1998 is due primarily to seasonality. Accounts Receivable were $75.9 million as of March 31, 1999 compared to $74.3 million as of March 31, 1998, a 2.2% increase compared to an 14.3 % sales increase, due primarily to the impact of outsourcing equipment financing and improved focus on the management of receivables, and $65.4 million as of December 31, 1998. Inventories were $107.6 million as of March 31, 1999 compared to $99.8 million as of March 31, 1998, and $86.7 million as of December 31, 1998. The increase in inventory is due primarily to the Company's seasonal build.

Funding for the asset changes was provided primarily by an increase in accounts payable. The Company's long-term debt increased to $94.6 million as of March 31, 1999 through additional borrowings under the Company's credit facility. Accounts payable increased to $61.4 million as of March 31, 1999 from $55.6 million as of March 31, 1998 and $36.1 million as of December 31, 1998. The increase in accounts payable from March to March was due to inventory purchases related to year to year sales volume increases while the December to March increase reflects seasonal supplier deferred payment programs which are due in the second and third quarter of the year.

Outstanding debt under the Company's credit facility was $30.8 million as of March 31, 1999 compared to $80.0 million as of March 31, 1998 and $19.9 million as of December 31, 1998. As of March 31, 1999 the Company had $49.2 million available under its credit facility. The decrease in outstanding debt under the Company's credit facility is primarily related to the issuance of $50.0 million private placement of long-term Senior Notes issued on June 23, 1998. The Company had no outstanding debt under the $10.0 million money market line of credit as of March 31, 1999 compared to $6.7 million as of March 31, 1998 and none outstanding as of December 31, 1998. The Company believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first three months of 1999 included improvements in the Company's information systems, construction costs of the Company's new fertilizer plant in Sebring, Florida, investment in new fertilizer technology and improvements to the Company's other manufacturing and distribution facilities.

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

     -    changes in market demographics;

     - and changes in the regulation of the Company's products, including applicable environmental regulations.

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

                                         LESCO, INC.





May 11, 1999                             By: /s/ Ware H. Grove
-------------                               ---------------------------------
                                              Ware H. Grove, Vice-President/
                                                    Chief Financial Officer