Form 10-Q
period 1999-06-30
LESCO INC/OH
filed 1999-08-16
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30,1999                    Commission File Number 0-13147

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                             34-0904517
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                             44116
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

                                 (440) 333-9250
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                                Outstanding at
       Class                                                    August 10, 1999
--------------------------------                               ----------------
Common shares, without par value                               8,427,397 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30      June 30    December 31
(In thousands except share data)                                                    1999         1998         1998
                                                                                 ---------    ---------    ---------
                                                                                                (unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                                        $   2,473    $   3,102    $   1,841
     Accounts receivable -- net                                                     80,874       82,873       65,358
     Inventories                                                                   110,471       98,813       86,662
     Deferred income taxes                                                           1,852        2,742        1,568
     Prepaid expenses and other assets                                               2,284        1,846        3,598
                                                                                 ---------    ---------    ---------
         TOTAL CURRENT ASSETS                                                      197,954      189,376      159,027

Property, Plant and Equipment                                                       75,343       68,140       67,874
     Less allowance for depreciation and amortization                              (32,036)     (29,320)     (28,796)
                                                                                 ---------    ---------    ---------
                                                                                    43,307       38,820       39,078
     Bond proceeds held for construction                                                --          341           --
                                                                                 ---------    ---------    ---------
                                                                                    43,307       39,161       39,078

Other Assets                                                                         9,084        8,703        9,643
                                                                                 ---------    ---------    ---------

         TOTAL ASSETS                                                            $ 250,345    $ 237,240    $ 207,748
                                                                                 =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $  69,859    $  66,021    $  36,138
     Other current liabilities                                                      10,947        7,716        6,688
     Current portion of debt                                                        18,500          200          100
                                                                                 ---------    ---------    ---------
         TOTAL CURRENT LIABILITIES                                                  99,306       73,937       42,926

Long-term debt                                                                      63,743       82,895       83,698
Deferred income taxes                                                                1,967        2,282        2,427

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,464,249 shares issued and 8,401,533 outstanding at June 30, 1999, 8,395,560 shares issued and 8,389,832 outstanding at June 30, 1998, 8,401,418 shares issued and 8,366,202
         outstanding at December 31, 1998                                              846          839          841
     Paid-in capital                                                                32,492       31,143       31,631
     Retained earnings                                                              53,126       47,075       47,156
     Less treasury shares                                                              (59)         (59)         (59)
     Unearned compensation                                                          (1,076)        (872)        (872)
                                                                                 ---------    ---------    ---------

         TOTAL SHAREHOLDERS' EQUITY                                                 85,329       78,126       78,697
                                                                                 ---------    ---------    ---------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                    $ 250,345    $ 237,240    $ 207,748
                                                                                 =========    =========    =========







                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                             Three Months             Six Months Ended
                                             Ended June 30                June 30
                                         ----------------------    ----------------------
(In Thousands, Except per Share Data)      1999        1998         1999        1998
                                         ---------    ---------    ---------    ---------
                                                  (unaudited)           (unaudited)

Net sales                                $ 150,716    $ 134,446    $ 233,769    $207,136

Cost of sales                               99,524       88,709      153,903     136,883
                                         ---------    ---------    ---------    ---------

     GROSS PROFIT ON SALES                  51,192       45,737       79,866      70,253

Selling, general and
     administrative expenses                36,025       32,891       66,388      58,805
                                         ---------    ---------    ---------    ---------

     INCOME FROM OPERATIONS                 15,167       12,846       13,478      11,448

Other deductions (income):
     Interest expense                        1,407        1,319        2,942       3,044
     Other - net                              (923)        (497)      (1,203)     (1,124)
                                         ---------    ---------    ---------    ---------
                                               484          822        1,739       1,920
                                         ---------    ---------    ---------    ---------

Income Before Income Taxes                  14,683       12,024       11,739       9,528

Income taxes                                 5,726        4,690        4,578       3,716
                                         ---------    ---------    ---------    ---------


     NET INCOME                          $   8,957    $   7,334    $   7,161    $  5,812
                                         =========    =========    =========    ========



     BASIC EARNINGS PER SHARE            $    1.07    $    0.88    $    0.85    $   0.70
                                         =========    =========    =========    ========

     DILUTED EARNING PER SHARE           $    1.04    $    0.85    $    0.84    $   0.67
                                         =========    =========    =========    ========


                                 LESCO, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                                   June 30
                                                           ----------------------
(In Thousands)                                                1999          1998
                                                           ---------    ---------
                                                               (unaudited)
OPERATING ACTIVITIES:
     Net income                                            $   7,161    $   5,812
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                         3,240        2,667
         Increase in accounts receivable                     (16,834)     (17,809)
         Provision for uncollectible accounts receivable       1,318        1,055
         Increase in inventories                             (23,809)     (15,445)
         Increase in accounts payable                         33,721       31,799
         Increase in other current items                       5,288        3,615
         Other                                                    99          464
                                                           ---------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                10,184       12,158

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net          (7,469)      (8,268)
     Acquisition of businesses                                    --       (8,174)
     Bond proceeds held for construction                          --        4,420
                                                           ---------    ---------

     NET CASH USED IN INVESTING ACTIVITIES                    (7,469)     (12,022)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                 57,400      131,897
     Reduction of borrowings                                 (58,955)    (132,355)
     Issuance of common shares                                   656        1,105
     Cash Dividend                                            (1,184)      (1,084)
                                                                        ---------

     NET CASH USED IN FINANCING ACTIVITIES                    (2,083)        (437)
                                                           ---------    ---------

Net Increase (Decrease) in Cash                                  632         (301)

Cash --  Beginning of the Period                               1,841        3,403
                                                           ---------    ---------

     CASH - END OF THE PERIOD                              $   2,473    $   3,102
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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended June 30               Six Months Ended June 30
  (In thousands except share data)                     1999               1998                1999                1998
  ------------------------------------------------------------------------------------------------------------------------

  Numerator:
     Net Income                                          $8,957             $7,334              $7,161              $5,812
  Denominator:
     Denominator for basic
       earnings per share -
       weighted average shares                        8,398,410          8,326,488           8,387,504           8,292,741

     Effect of dilutive securities:
       Employee stock options                           234,379            330,674             177,927             356,293
       Performance shares                                                   18,301                                  18,301
                                             ------------------------------------------------------------------------------
     Diluted potential common
       shares                                           234,379            348,975             177,927             374,594
     Denominator for diluted
       earnings per share -
       adjusted weighted average
       shares and assumed
       conversions                                    8,632,789          8,675,463           8,565,431           8,667,335
  Earnings per share
     Basic                                                $1.07              $0.88               $0.85               $0.70
     Diluted                                              $1.04              $0.85               $0.84               $0.67

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------
For the second quarter ended June 30, 1999, sales increased 12.1% to $150.7 million from $134.4 million in 1998. Sales for the first six months of 1999 increased 12.9% to $233.8 million from $207.1 million in 1998. Sales volumes for both consumable and hard goods increased in the second quarter and the first six months of 1999 compared to 1998. Same store sales for the second quarter and the first six months of 1999 compared to 1998 increased 12.3% and 12.6% respectively.

Gross profit, as a percent of sales, for the second quarter ended June 30, 1999 and June 30, 1998 was 34.0%. For the first six months, gross profit, as a percent of sales, in 1999 being 34.2% compared to 33.9% in 1998. Gross profit increases occurred in all major product categories for the second quarter and the first six months ended June 30.

The Company's selling, general and administrative expenses increased $3.1 million, a 9.4% increase to $36.0 million for the second quarter of 1999 compared to $32.9 million in the second quarter of 1998. Delivery and warehouse expenses decreased as a percent of sales compared to last year as a result of efficiencies gained by the warehouse consolidation that occurred in 1998. Selling, general and administrative expenses were relatively unchanged as a percent of sales compared to the second quarter a year ago. For the six months ended selling, general and administrative expenses increased $7.6 million, a 12.9% increase to $66.4 million for 1999 compared to $58.8 million in 1998. Selling, general and administrative expenses as a percent of sales were relatively unchanged compared to a year ago. The expense increases for both the second quarter and the first six months were primarily attributable to an increase in the Company's freight expenses associated with higher sales volumes, and an increase in sales and administrative support personnel added in the second half of 1998 and the first half of 1999 to support the continuing business growth.

Interest expense for the second quarter of 1999 increased to $1.4 million from $1.3 million in 1998. For the first six months interest expense decreased to $2.9 million in 1999 from $3.0 million in 1998. The slight year-to-date decrease was primarily due to a lower average level of debt outstanding in 1999 compared to 1998.

Other deductions-net include customer finance charges which totaled $625,000 in the second quarter of 1999 compared to $723,000 in 1998 and year-to-date of $1.2 million in 1999 and $1.4 million in 1998. The slight decrease is primarily due to the impact of outsourcing the Company's equipment financing programs. The Company also recognizes the net operating performance of Commercial Turf Products, Ltd., the Company's 50/50 commercial equipment joint venture with MTD Products Inc in the other deductions-net line of the financial statements. The Company recognized a net operating loss of $20,000 in the second quarter of 1999 compared to a net operating loss of $716,000 in the second quarter of 1998. For the first six months the Company recognized a net operating loss of $302,000 in 1999 compared to a net operating loss of $789,000 in 1998.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
As of June 30, 1999, total assets of the Company were $250.3 million compared to $237.2 million as of June 30, 1998 and $207.7 million as of December 31, 1998. The asset increase from June 30, 1998 to June 30, 1999 is primarily related to working capital increases and increases in property, plant and equipment, while the working capital increase from December 31, 1998 is due primarily to seasonality. Net accounts receivable were $80.9 million as of June 30, 1999 compared to $82.9 million as of June 30, 1998 and $65.4 million as of December 31, 1998. Compared to a year ago, net accounts receivable decreased 2.4% compared to a 12.9% sales increase, due primarily to the impact of outsourcing equipment financing and the continued focus on the overall management of receivables. The increase in net accounts receivable from December 31, 1998 to June 30, 1999 reflect the business seasonality. Inventories were $110.5 million as of June 30, 1999 compared to $98.8 million as of June 30,1998 and $86.7 million as of December 31, 1998. The increase in inventory is due primarily to the Company's seasonal build to support the anticipated sales growth combined with the new approach being utilized to market equipment.

Funding for the asset increases was provided primarily by an increase in accounts payable. The increase from June 30, 1998 to June 30, 1999 was due to increased inventory purchased in preparation for anticipated sales increases. The increase from December 31, 1998 to June 30, 1999 relates to sales volume increases and the seasonal supplier deferred payment programs which are due in the second and third quarter of the year. The Company's overall debt remained relatively unchanged for the periods reported.

Outstanding debt under the Company's credit facility was $18.4 million as of June 30, 1999 compared to $19.1 million as of June 30, 1998 and $36.1 million as of December 31, 1998. As of June 30, 1999 the Company had $61.6 million available under its bank credit facility. The increase in the current portion of debt is a result of an April, 2000 due date for the Company's credit facility. The Company believes its current borrowing capacity is adequate for the foreseeable future and is currently negotiating a new long-term credit facility which is expected to be completed by the end of the third quarter of 1999.

Capital expenditures for the first six months of 1999 included improvements in the Company's information systems, construction costs for the Company's new fertilizer plant in Sebring, Florida, investment in the new fertilizer technology, and general improvements to the Company's other manufacturing and distribution facilities.

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

Since 1995, the Company has conducted a broad-based information systems program to replace and upgrade computer application software and hardware in its manufacturing, distribution, point-of-sale, financial and administrative functions. The primary purpose of this program is to improve operating efficiencies. With the implementation of a new receivables management system in 1999, the Company expects to complete this broad-based information systems program by the end of 1999. At the time of purchase of these new systems from vendors, the Company required that these systems be Year-2000 compliant. The Company has obtained written vendor representations as to the new systems' Year 2000 compliance. It is the Company's belief that these new information systems and the related hardware to operate these systems are compliant with Year 2000 computing requirements.

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 19, 1999, the Registrant conducted its Annual Meeting of Shareholders, The following matters were brought before the shareholders for vote at this meeting:

         Election of Directors for a One-Year Term
         -----------------------------------------

                                  Votes "For"                 Votes "Withheld"
                                  ----------                  ----------------
Ronald Best                        6,341,785                       33,507
Drexel Bunch                       6,342,762                       32,530
Robert F. Burkhardt                6,351,860                       23,432
Edward F. Crawford                 6,193,944                      181,348
J. Martin Erbaugh                  6,271,162                      104,130
Michael J. FitzGibbon              6,350,206                       25,086
William A. Foley                   6,347,176                       28,116
Michael E. Gibbons                 6,338,798                       36,494
Lee C. Howley                      6,343,351                       31,941
Robert B. Stein, Jr.               6,337,200                       38,092
David L. Swift                     6,337,674                       37,618


No other matters were brought before shareholders for a vote.

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

                                                 LESCO, INC.



August 13, 1999                                  By: /s/ R. Breck Denny
---------------                                  -------------------------------
                                                 R. Breck Denny, Vice-President/
                                                       Chief Financial Officer