Form 10-Q
period 1999-09-30
LESCO INC/OH
filed 1999-11-15
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30,1999              Commission File Number 0-13147
                  -----------------                                     --------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                         34-0904517
-------------------------------         ---------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                             44116
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                         Outstanding at
                     Class                               November 11, 1999
        --------------------------------                 -----------------
        Common shares, without par value                 8,444,763 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30    September 30     December 31
(In thousands except share data)                                                    1999            1998             1998
                                                                                ------------   -------------     -----------
                                                                                        (unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                                         $   2,937       $   3,044       $   1,841
     Accounts receivable -- net                                                      81,067          79,273          65,358
     Inventories                                                                    115,487          94,095          86,662
     Deferred income taxes                                                            1,727           1,993           1,568
     Prepaid expenses and other assets                                                2,453           1,725           3,598
                                                                                  ---------       ---------       ---------
         TOTAL CURRENT ASSETS                                                       203,671         180,130         159,027

Property, Plant and Equipment                                                        80,091          66,044          67,874
     Less allowance for depreciation and amortization                               (33,691)        (27,204)        (28,796)
                                                                                  ---------       ---------       ---------
                                                                                     46,400          38,840          39,078

Other Assets                                                                          8,899           9,909           9,643
                                                                                  ---------       ---------       ---------

         TOTAL ASSETS                                                             $ 258,970       $ 228,879       $ 207,748
                                                                                  =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                             $  54,017       $  50,688       $  36,138
     Other current liabilities                                                       12,540           8,283           6,688
     Current portion of  debt                                                           100             200             100
                                                                                  ---------       ---------       ---------
         TOTAL CURRENT LIABILITIES                                                   66,657          59,171          42,926

Long-term debt                                                                       99,021          86,770          83,698
Deferred income taxes                                                                 1,650           2,282           2,427

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,507,488 shares issued and 8,444,763 outstanding at September 30, 1999, 8,401,418
         at September 30, 1998, 8,366,202 at December 31, 1998                          851             841             841
     Paid-in capital                                                                 33,004          31,158          31,631
     Retained earnings                                                               58,922          49,588          47,156
     Less treasury shares                                                               (59)            (59)            (59)
     Unearned compensation                                                           (1,076)           (872)           (872)
                                                                                  ---------       ---------       ---------

         TOTAL SHAREHOLDERS' EQUITY                                                  91,642          80,656          78,697
                                                                                  ---------       ---------       ---------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                     $ 258,970       $ 228,879       $ 207,748
                                                                                  =========       =========       =========

                                   LESCO, INC.
                              STATEMENTS OF INCOME

                                                Three Months Ended September 30        Nine Months Ended September 30
                                                -------------------------------        ------------------------------

     (In thousands except per share data)            1999               1998               1999               1998
                                                  ---------          ---------          ---------          ---------
                                                          (unaudited)                           (unaudited)

Net sales                                         $ 130,938          $ 118,837          $ 364,707          $ 325,973

Cost of sales                                        86,563             81,996            240,464            218,880
                                                  ---------          ---------          ---------          ---------

     GROSS PROFIT ON SALES                           44,375             36,841            124,243            107,093

Warehouse & delivery expense                          9,312              9,263             28,356             25,779
Selling, general & administrative expense            24,715             22,441             72,061             64,729
                                                  ---------          ---------          ---------          ---------
                                                     34,027             31,704            100,417             90,508
                                                  ---------          ---------          ---------          ---------

     INCOME FROM OPERATIONS                          10,348              5,137             23,826             16,585

Other deductions (income):
     Interest expense                                 1,561              1,153              4,504              4,197
     Joint venture loss                                 573                909                875              1,699
     Other - net                                     (1,285)            (1,043)            (2,790)            (2,957)
                                                  ---------          ---------          ---------          ---------
                                                        849              1,019              2,589              2,939
                                                  ---------          ---------          ---------          ---------

Income Before Income Taxes                            9,499              4,118             21,237             13,646

Income taxes                                          3,702              1,605              8,280              5,321
                                                  ---------          ---------          ---------          ---------


     NET INCOME                                   $   5,797          $   2,513          $  12,957          $   8,325
                                                  =========          =========          =========          =========



     BASIC EARNINGS PER SHARE                     $    0.69          $    0.30          $    1.54          $    1.00
                                                  =========          =========          =========          =========

     DILUTED EARNINGS PER SHARE                   $    0.68          $    0.30          $    1.51          $    0.97
                                                  =========          =========          =========          =========

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                         September 30
                                                                 ----------------------------
(In thousands)                                                      1999               1998
                                                                 ---------          ---------
                                                                         (unaudited)
OPERATING ACTIVITIES:
     Net income                                                  $  12,957          $   8,325
     Adjustments to reconcile net income to net cash
         (used) provided  by operating activities:
         Depreciation and amortization                               4,993              4,065
         Increase in accounts receivable                           (18,189)           (15,044)
         Provision for uncollectible accounts receivable             2,480              1,890
         Increase in inventories                                   (28,825)           (10,727)
         Increase in accounts payable                               17,879             16,466
         Increase in other current items                             6,838              5,052
         Other                                                         (33)              (743)
                                                                 ---------          ---------

     NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES                                           (1,900)             9,284

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net               (12,315)            (9,686)
     Acquisition of businesses                                           -             (8,174)
     Bond proceeds held for construction                                 -              4,761
                                                                 ---------          ---------

     NET CASH USED BY INVESTING ACTIVITIES                         (12,315)           (13,099)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                      167,400            153,097
     Reduction of borrowings                                      (152,077)          (149,680)
     Issuance of common shares                                       1,172              1,122
     Cash dividend                                                  (1,184)            (1,084)
                                                                 ---------          ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                      15,311              3,455
                                                                 ---------          ---------

Net increase (decrease) in cash                                      1,096               (359)

Cash - Beginning of the period                                       1,841              3,403
                                                                 ---------          ---------

     CASH - END OF THE PERIOD                                    $   2,937          $   3,044
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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended                   Nine Months Ended
                                                   September 30                        September 30
----------------------------------------------------------------------------------------------------------------
(In thousands except share data)              1999               1998              1999               1998
----------------------------------------------------------------------------------------------------------------

Numerator:
   Net Income                             $    5,797         $    2,513         $   12,957         $    8,325
Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares               8,436,974          8,341,510          8,403,994          8,308,997

   Effect of dilutive securities:
     Employee stock options                  127,825            140,570            161,226            284,385
     Performance shares                                          18,301                                18,301
                                          ----------         ----------         ----------         ----------
   Diluted potential common
     Shares                                  127,825            158,871            161,226            302,686
   Denominator for diluted
     earnings per share -
     adjusted weighted average
     shares and assumed
     conversions                           8,564,799          8,500,381          8,565,220          8,611,683
Earnings per share
   Basic                                  $     0.69         $     0.30         $     1.54         $     1.00
   Diluted                                $     0.68         $     0.30         $     1.51         $     0.97

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

For the third quarter ended September 30, 1999, sales increased 10.2% to $130.9 million from $118.8 million in 1998. Sales for the first nine months of 1999 increased 11.9% to $364.7 million from $326.0 million in 1998. Sales volumes for both consumable and hard goods increased in the third quarter and the first nine months of 1999 compared to 1998. Same store sales for the third quarter and the first nine months of 1999 compared to 1998 increased 7.0% and 10.6%, respectively.

Gross profit, as a percent of sales, for the third quarter ended September 30, 1999 was 33.9% compared to 31.0% in the third quarter of 1998. For the first nine months, gross profit, as a percent of sales, in 1999 was 34.1% compared to 32.9% in 1998. Gross profit increases occurred in all major product categories for the third quarter and the first nine months ended September 30. The increase in gross profit, as a percent of sales, is due primarily to more cost effective purchasing of raw materials and the positive effect of a favorable product mix.

The Company's warehouse and delivery expenses decreased as a percent of sales for the third quarter from 7.8% in 1998 to 7.1% in 1999 despite a 10.2% sales increase. For the nine months ended warehouse and delivery expenses decreased as a percent of sales from 7.9% in 1998 to 7.8% in 1999 despite an 11.9% sales increase. This is due primarily to the efficiencies gained by the warehouse consolidation that occurred in 1998.

The Company's selling, general and administrative expenses increased $2.3 million, a 10.1% increase to $24.7 million for the third quarter of 1999 compared to $22.4 million in the third quarter of 1998. Selling, general and administrative expenses remained unchanged as a percent of sales compared to the third quarter a year ago. For the nine months ended selling, general and administrative expenses increased $7.3 million, an 11.3% increase to $72.1 million for 1999 compared to $64.7 million in 1998. Selling, general and administrative expenses as a percent of sales decreased 0.1% compared to a year ago. The expense increases for both the third quarter and the first nine months were primarily attributable to an increase in sales and administrative support personnel added in the first half of 1999 to support the continuing business growth.

Interest expense for the third quarter of 1999 increased to $1.6 million from $1.2 million in 1998. For the first nine months interest expense increased to $4.5 million in 1999 from $4.2 million in 1998. The third quarter and year-to-date increase was primarily due to an increase in the level of outstanding debt and higher interest rates in 1999 compared to 1998.

Other deductions-net include customer finance charges which totaled $1.0 million in the third quarter of 1999 compared to $1.1 million in 1998 and year-to-date of $2.3 million in 1999 and $2.4 million in 1998. The slight decrease is primarily due to the impact of outsourcing the Company's equipment financing programs.

The Company recognized the net operating loss of Commercial Turf Products, Ltd., the Company's 50/50 commercial equipment joint venture with MTD Products Inc of $573,000 in the third quarter of 1999 compared to a net operating loss of $909,000 in the third quarter of 1998. For the first nine months the Company recognized a net operating loss of $875,000 in 1999 compared to a net operating loss of $1.7 million in 1998. The improvement in performance is due primarily to greater efficiencies resulting from the increase in the number of units produced compared to a year ago.



Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of September 30, 1999, total assets of the Company were $259.0 million compared to $228.9 million as of September 30, 1998 and $207.7 million as of December 31, 1998. The asset increase from September 30, 1998 to September 30, 1999 is primarily related to working capital increases and increases in property, plant and equipment, while the working capital increase from December 31, 1998 is due primarily to seasonality. Net accounts receivable were $81.1 million as of September 30, 1999 compared to $79.3 million as of September 30, 1998 and $65.4 million as of December 31, 1998. Compared to a year ago, net accounts receivable increased 2.3% compared to a 11.9% sales increase, due primarily to the impact of outsourcing equipment financing and the continued focus on the overall management of receivables. The increase in net accounts receivable from December 31, 1998 to September 30, 1999 reflect the business seasonality. Inventories were $115.5 million as of September 30, 1999 compared to $94.1 million as of September 30, 1998 and $86.7 million as of December 31, 1998. The increase in inventory is due primarily to higher turfseed inventory levels as a result of higher than anticipated turfseed crop yields and the Company's new approach being utilized to market equipment.

Funding for the asset increases was provided primarily by an increase in long-term debt, along with an increase in accounts payable. The Company's long-term debt increased to $99.0 million as of September 30, 1999 compared to $86.8 million as of September 30, 1998 and $83.7 million as of December 31, 1998. The increase from September 30, 1998 and December 31, 1998 to September 30, 1999 was primarily due to increased inventory levels as noted above. The increase in accounts payable from September 30, 1998 to September 30, 1999 relates primarily to the increases in inventory, while the increase from December 31, 1999 is primarily related to seasonality.

Outstanding debt under the Company's credit facility was $42.8 million as of September 30, 1999 compared to $23.0 million as of September 30, 1998 and $19.9 million as of December 31, 1998. As of September 30, 1999 the Company had $17.2 million available under its bank credit facility. The Company completed the renewal of its revolving credit agreement, which provides $60.0 million of unsecured financing with a maturity of June 30, 2003 and believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first nine months of 1999 included improvements in the Company's information systems, construction costs for the Company's new fertilizer plant in Sebring, Florida, investment in the new fertilizer technology, and general improvements to the Company's other manufacturing and distribution facilities.

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

The potential risks associated with the Year 2000 issue include temporary disruption of manufacturing operations, materials ordering, receiving and shipping product, order entry, billing and collection of accounts receivable, and disruption in services from vendors who supply materials or services necessary to the Company in the conduct of its operations. While there can be no complete assurances, we believe the risk of disruption to the Company has been minimized as a result of the information systems upgrades that have occurred since 1995, the ongoing testing and assessments of operating systems, and the ongoing communication with key business partners. However, if disruptions relating to the Year 2000 issue occur, the Company could experience some adverse effects on its operations. The Company is developing contingency plans for various functional areas, and anticipates completion of these plans by November 30, 1999. During 1999, the Company will continue to assess risks to minimize the impact of any potential disruptions.

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


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:

         (10)(v) Credit Agreement dated September 23, 1999 among National City Bank, PNC Bank, National Association, Bank One, Michigan, National City Bank, as agent and the Registrant

        (27) Financial Data Schedule

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LESCO, INC.





November 12, 1999                           By:    /s/ R. Breck Denny
-----------------                               --------------------------------
                                            R. Breck Denny, Vice-President/
                                                  Chief Financial Officer