Form 10-K
period 1999-12-31
LESCO INC/OH
filed 2000-03-28
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999         Commission File No. 0-13147

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

Aggregate market value of Common Shares held by nonaffiliates on March 15, 2000: approximately $93,596,000.

Number of Common Shares outstanding on March 15, 2000:  8,505,093.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 (the "Proxy Statement") are incorporated by reference in Part III.

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

Products
--------

         The Company manufactures and sells to the green industry an extensive array of turf care products, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names LESCO(R), LESCO Products, Aim Lawn & Garden Products, Professional Turf Products, Scenic Green, TruGreen, Chemlawn and Barefoot. In addition, the Company sells a diverse line of turf products under the manufacturers' brand names.

         Sales by product line for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                            YEAR ENDED DECEMBER 31
                     --------------------------------------------------------------------
                                            (Net sales in thousands)
                               1999                   1998                   1997
                     ----------------------  ---------------------   --------------------
                     Net Sales      Percent  Net Sales     Percent   Net Sales    Percent
                     ---------      -------  ---------     -------   ---------    -------
Consumable goods     $385,395        83.7%   $351,316        84.3%   $290,502      81.4%

Hard goods             74,959        16.3%     65,422        15.7%     66,339      18.6%
                     --------       -----    --------       -----    --------     -----

Total                $460,354       100.0%   $416,738       100.0%   $356,841     100.0%
                     ========       =====    ========       =====    ========     =====


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

         The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea fertilizer. The Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. ELITE(R) is the Company's premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on golf course greens, tees and fairways.

         In early 2000, the Company introduced a new, state-of-the-art line of "smart" fertilizers that will be sold under the brand name Novex(TM). The Company acquired exclusive worldwide rights to this new patented technology in early 1999. Novex is a homogeneous, uncoated product that permits uniform dispersion of its nutrients into the soil over a controlled time period scientifically selected to achieve optimum performance. This new product line is designed for professional turf care managers and, because of its broad range of applications, will position the Company to enter additional markets such as nurseries, forestries, fisheries, and specialty agriculture applications for high crop value.

         TURFGRASS SEED. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool season grasses and in California for warm season grasses. The Company has more than 34,000 production acres under contract in these regions. The Company's seed line includes 32 proprietary varieties as well as 28 standard blends and mixtures.

Hard Goods
----------

         EQUIPMENT AND ACCESSORIES. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. the Company's 50-50 joint venture. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in Service Centers. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide. In early 2000, the Company entered into a contract with a third party for the distribution of all parts.

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

Marketing and Distribution
--------------------------

         LESCO SERVICE CENTERS(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company had 234 Service Centers in operation as of December 31, 1999. The Company is currently reviewing its plan whether or not to open any Service Centers in 2000. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

         LESCO STORES-ON-WHEELS(R). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of 71 Stores-on-Wheels consisting of 7 step vans and 64 tractor trailers as of December 31, 1999. These trucks are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Company has added 4 Stores-on-Wheels for a total of 75 as of March 2000.

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

Manufacturing and Suppliers
---------------------------

         FERTILIZERS AND COMBINATION PRODUCTS. Poly Plus(R) sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and retard the release of nutrients. Uncoated fertilizers are blended in accordance with Company or customer specifications. Combination products are processed by impregnating fertilizers with technical grade herbicides, insecticides or fungicides. Novex(TM) fertilizers are a homogenous, uncoated, control released product manufactured by using the patented technology. Raw materials used in the manufacture of fertilizer are nitrogen, phosphorus, potash and sulfur.

         TURF PROTECTION PRODUCTS. In producing both liquid and granular turf protection products, the Company purchases technical-grade or highly concentrated chemicals and blends them with various solvents, emulsifiers and surfactants purchased from various suppliers.

         TURF CARE EQUIPMENT AND GOLF COURSE ACCESSORIES. The Company owns 50% of a joint venture, Commercial Turf Products, Ltd. (CTP), with MTD Products Inc. for the manufacture of commercial equipment. Located in Streetsboro, Ohio, the joint venture manufactures commercial lawn care equipment to be sold to both partners. The joint venture commenced operations in May 1997, and began to manufacture equipment in the second half of 1997.

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

         The Company also sells golf course accessories, which are manufactured by various contractors with tooling, dies, and molds owned by the Company. In early 1999, the Company became the exclusive distributor of Southern Golf Products, Inc.'s product lines of custom made embroidered and silk-screened flags, flagpoles, tee markers, signage, uniforms and promotional apparel.

         SOURCES OF SUPPLY. It is the Company's policy to identify and use multiple sources of supply or acceptable substitutes for all raw materials, used by the Company, in manufacturing its products. The only exception to this policy is the Company's purchase of proprietary products.

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

Seasonality and Backlog
-----------------------

         The Company's business is seasonal because the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Nationwide, demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 1999 and 1998 was $6,552,000 and $7,215,000, respectively.

Employees
---------

         As of December 31, 1999, the Company had 1,363 full-time employees, of which 393 were involved in manufacturing and warehouse operations, 599 in sales-related activities and 371 in management and administration. Of the total number of full-time employees, 838 are salaried and 525 are hourly employees. At the Company's Martins Ferry facility, 131 employees are represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

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

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. There are no such reserves for environmental matters at December 31, 1999.

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

Item 2. Properties
        ----------

         The Company owns its principal executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand. The Company maintains sales offices at each of the following locations, including its executive offices. Detail by location as of December 31, 1999 is as follows:


Location (1)                      Principal Use                                  Square Feet       Status
------------                      -------------                                  -----------       ------
Rocky River, OH        Executive offices                                            41,000         Owned

Avon Lake, OH          Blending of grass seed and distribution center and           139,000        Owned
                       general office space

Charlotte, NC          Distribution center for various products                     76,800         Leased(2)

Disputana, VA          Manufacturing facility and distribution center for Novex     36,700         Leased(3)
                       fertilizers

Hamilton, NJ           Distribution center for various products                     100,000        Leased(4)

Martins Ferry, OH      Manufacturing facility and distribution center for           234,000        Owned(5)
                       fertilizers, including sulfur-coated fertilizers, and
                       turf control products

Pittsburgh, PA         Distribution center for various products                     131,000        Leased(6)

Sebring, FL            Manufacturing facility for fertilizers and combination       276,000        Owned/
                       products and distribution center for principal products                     Leased(7)

Stockton, CA           Manufacturing facility and distribution center for           32,000         Owned/
                       fertilizers and turf control products                                       Leased(8)

Silverton, OR          Blending of grass seed and distribution center               66,200         Leased(9)

Wellington, OH         Manufacturing facility for turf control products and         60,000         Owned
                       distribution center for principal products

Windsor, NJ            Land and building previously used as a distribution          37,000         Owned
                       center for principal products

Hatfield, MA           Manufacturing facility and distribution center for           77,000         Owned
                       fertilizers and turf control products, and blending of
                       turf grass seed


(1) Does not include Service Centers or Stores-on-Wheels. As of December 31, 1999, the Company operated Service Centers in 234 facilities of which three are owned and 231 are leased by the Company. These facilities range in size from 3,400 to 14,000 square feet. The Company owns or leases 71 tractor-trailers for its Stores-on-Wheels.

(2) This facility is subject to two separate leases, a lease for the main distribution center expiring in 2001 with a three-year renewal option, and a lease for an additional 19,200 square feet of warehousing space expiring on December 31, 2000.

(3) This facility consists of two buildings which are subject to a lease expiring April 30, 2006. The Company has two five-year renewal options.

(4) This facility is subject to a lease expiring December 31, 2000. The Company has a three-year renewal option.

(5) These facilities are subject to mortgages in the aggregate amount of $6,299,000 as of December 31, 1999.

(6) This facility is subject to a lease expiring December 31, 2001. The Company has two five-year renewal options.

(7) These facilities consist of seven buildings. Six buildings are subject to leases expiring in 2000 and 2001. It is the Company's intent to renew these leases upon their expiration. The new manufacturing facility is owned by the Company, while the land is subject to a lease which expires in 2017 with four five-year renewal options.

(8) These facilities consist of three buildings, which are owned by the Company. The land is subject to leases, which expire in 2011. The Company has one five-year renewal option.

(9) This facility is subject to a lease, which expires in 2009. The lease includes an option to purchase.


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

Name                   Age                  Position
----                   ---                  --------

R. Breck Denny         51    Vice President, Chief Financial Officer

William A. Foley       52    Chairman of the Board, President and Chief
                             Executive Officer

Ware H. Grove          49    Former Vice President, Chief Financial Officer

Charles J. McGonigle   41    Vice President, Operations

Wayne W. Murawski      55    Vice President, Chief Information Officer

Kenneth S. Sekley      41    Former Vice President, Marketing


         R. Breck Denny joined the Company in July 1999 as Vice President, Chief Financial Officer. Mr. Denny was Vice President, Finance & Treasurer (Chief Financial Officer) of Medusa Corporation, a manufacturer of cement and aggregates serving the concrete and building industries, from 1994 until 1998. From 1970 to 1994, Mr. Denny held a number of positions with J. P. Morgan & Company, one of the largest commercial and investment banks in the U.S. From 1988 to 1994, Mr. Denny was Vice President, Advisory/Mergers and Acquisitions. Prior to that, Mr. Denny held the positions of Vice President, Banking from 1982 to 1988; Vice President, Financial Analysis from 1979 to 1982; Assistant Vice President, Financial Analysis from 1976 to 1979, and Assistant Treasurer from 1971 to 1976.

         William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board by the Board of Directors in October 1994, following the death of James I. FitzGibbon. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From January 1988 to October 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division, a producer of rubber and plastic products, from 1984 to 1988, and was Vice President - Sales and Marketing for Anchor Hocking Corporation, a producer of glass products from 1970 to 1984. Mr. Foley is also a director of Dairy Mart Convenience Stores, Inc., a chain of convenience stores, and Libbey, Inc., a producer of glass products.

         Ware H. Grove was employed by the Company from June 1996 to July 1999 as Vice President, Chief Financial Officer. From 1994 to 1996, Mr. Grove was Vice President and Treasurer at Revco D.S. Inc., a national drugstore chain. From 1991 to 1994, Mr. Grove was Vice President and Treasurer at Vanstar (formerly Computerland Corporation), a global distributor and reseller of personal computers and related products. From 1983 to 1991, Mr. Grove was the Assistant to the President at Manville Corporation, a global building materials manufacturing company; and from 1977 to 1983, Mr. Grove was Cash Manager at The Upjohn Company, a multinational pharmaceutical company.

         Charles J. McGonigle joined the Company in April of 1998 as Vice President, Operations. Just prior to his employment with the Company, Mr. McGonigle was Supply Manager for Proctor & Gamble Company, a manufacturer of consumer, commercial and pharmaceutical products. From 1993 to 1997, Mr. McGonigle held the position as Product Supply Manager.

         Wayne W. Murawski joined the Company in 1994 as Chief Information Officer and was elected to the position of Vice President, Chief Information Officer in 1995. Prior to his employment with the Company, Mr. Murawski was Chief Information Officer at Imperial Wallcoverings, Inc. a wallpaper producer and a subsidiary of Collins & Aikman, Inc. Previous to that, Mr. Murawski held a similar position at American Consumer Products, Inc. a hardware manufacturer and distributor. From 1980 to 1988 Mr. Murawski was president of COMSOL Corporation, a professional services firm, which implemented large systems projects in Fortune 500 companies. Mr. Murawski's career was founded in the IBM mainframe computing environment. He rose through the ranks of information system departments in technical, supervisory, and project management roles.

         Kenneth S. Sekley was employed by the Company from December, 1997 to December 3, 1999 as Vice President, Marketing. Just prior to his employment with the Company, Mr. Sekley was General Manager/Vice President, U.S. Crop Protection for American Cyanamid Company, a $2.5 billion subsidiary of American Home Products, which is a leading manufacturer of crop protection and lawn-and-garden chemicals. From 1990 to 1997, Mr. Sekley held the following positions with American Cyanamid: from 1995 to 1997, Vice President of Marketing; from 1994 to 1995, Business Manager, Retail Distribution/Database Marketing; from 1993 to 1994, District Sales Manager; from 1991 to 1993, Product Manager; and from 1990 to 1991, Manager, Business Development. Prior to his employment with American Cyanamid, from 1980 to 1990, Mr. Sekley held positions with Quantum Associates, Alliance Consulting, and Exxon Corporation.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol "LSCO." The following are high and low market prices by quarter:

                                       1999                       1998
                               ---------------------     ---------------------
            Quarter Ended      High           Low        High            Low
            -------------      ----           ---        ----            ---
            March 31           16-11/16       12-1/2     24-1/4          20-1/2
            June 30            19-1/8         13         23-3/8          18-3/8
            September 30       19-1/2         13         19-7/8          11-5/8
            December 31        17-5/16        13         15-3/8          9

         The Company paid an annual dividend of $.14 per Common Share in 1999 and $.13 in 1998. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note 4 of Notes to Financial Statements.

         As of March 2, 2000 there were 1,343 holders of record of the Company's Common Shares.

Item 6.  Selected Financial Data
         -----------------------


                                                   Five Year Summary
                                      (Amounts in Thousands Except Per Share Data)

                                                      Year Ended December 31
                                      ---------------------------------------------------------------------
                                         1999           1998           1997           1996            1995
                                         ----           ----           ----           ----            ----
Net sales                             $ 460,354      $ 416,738      $ 356,841      $ 312,031      $ 241,667

Cost of sales                           305,404        283,837        238,392        218,596        160,576
                                      ---------------------------------------------------------------------
Gross profit on sales                   154,950        132,901        118,449         93,435         81,091

Warehouse & delivery expense             36,592         33,710         27,793         23,382         17,351
Selling, general and
  administrative expense                 95,873         86,541         74,573         72,428         55,319
                                      ---------------------------------------------------------------------

Income (loss) from operations            22,485         12,650         16,083         (2,375)         8,421

Other deductions (income)
    Interest expense                      6,251          5,635          4,749          4,214          2,831
    Joint venture loss                    1,207          1,845          1,219              0              0
    Other - net                          (3,875)        (4,283)        (4,025)        (3,037)        (2,246)
                                      ---------------------------------------------------------------------

Income (loss) before income taxes        18,902          9,453         14,140         (3,552)         7,836

Income tax expense (benefit)              7,256          3,561          5,515         (1,203)         3,009
                                      ---------------------------------------------------------------------

Net income (loss)                     $  11,646      $   5,892      $   8,625      $  (2,349)     $   4,827
                                      =====================================================================

Earnings (loss) per share:
       Basic                          $    1.38      $     .71      $    1.06      $    (.29)     $     .61
                                      =====================================================================
       Diluted                        $    1.36      $     .69      $    1.02      $    (.29)     $     .59
                                      =====================================================================

Cash dividends declared and paid
  per common share                    $     .14      $     .13      $     .12      $     .11      $     .10




                                               Year Ended December 31
                           ------------------------------------------------------------
                             1999         1998          1997        1996         1995
                             ----         ----          ----        ----         ----
Balance Sheet Data:
Working capital            $132,882     $116,101     $117,711     $ 99,904     $ 85,950
Total assets               $232,783     $207,748     $200,318     $164,673     $137,821
Long-term debt, net
    of current portion     $ 95,199     $ 83,698     $ 83,353     $ 64,704     $ 43,258
Shareholders' equity       $ 90,542     $ 78,697     $ 72,293     $ 61,699     $ 63,878


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Company sales rose to a record $460.4 million in 1999, a 10.5% increase compared with $416.7 million in 1998, which was a 16.8% increase over 1997 sales of $356.8 million. Each of the Company's key sales groups contributed to overall sales growth, with Service Centers and Golf Course sales contributing the largest increase for 1999 and 1998. The increase reflected volume growth primarily from the maturation of Service Centers previously opened. During 1999, the Company did not open any new stores, rather management focused on increasing sales and profitability through the Company's existing network. At the end of 1999 and 1998, the Company was operating 234 stores in 37 states compared with 215 stores at the end of 1997. Comparable store sales for 1999 increased 7.9% compared with a 10.8% increase in 1998.

The Company reported diluted net earnings of $1.36 per share in 1999 compared with $0.69 per share in 1998 and $1.02 per share in 1997. The increase in earnings per share compared to a year ago is primarily related to improved sales mix, cost controls and the improved performance at Commercial Turf Products, Ltd. (CTP), the Company's 50% owned equity investment in a commercial equipment joint venture with MTD Products Inc.

The Company's gross profit as a percent of sales in 1999 was 33.7% compared with 31.9% in 1998 and 33.2% in 1997. During 1999, the Company's gross profit percent increased primarily as a result of a decrease in the Company's cost of major raw materials and a more favorable product mix.

Warehouse and distribution expenses were 7.9% of sales compared with 8.1% in 1998 and 7.8% in 1997. During 1999 the Company's warehouse and distribution expenses decreased as a percent of sales due primarily to the efficiencies gained by the warehouse consolidation that occurred in 1998.

The Company's selling, general and administrative expenses of $95.9 million in 1999 increased 10.8% over $86.5 million in 1998, which represented an increase of 16.0% over selling expenses of $74.6 million in 1997. Selling, general and administrative expenses as a percent of sales in 1999 remained unchanged compared to 1998 and decreased slightly compared to 1997. The expense increase in 1999 was primarily attributable to the increase in sales and administrative support personnel added in the first half of 1999 to support the continuing business growth.

Interest expense increased to $6.3 million from $5.6 million in 1998 and $4.7 million in 1997. The increase in interest expense for both years was primarily attributable to a higher average interest rate and larger working capital needs associated with the growth of the business.

Results of operations for CTP represented a loss of $1.2 million in 1999 compared with a $1.8 million loss in 1998 and a $1.2 million loss recognized from May through December 1997. The improvement in performance is primarily attributable to the increase in the production volume from year to year.

Other - net consists primarily of customer finance charges. Customer finance charges totaled $3.2 million in 1999 compared with $3.5 million in 1998 and $3.1 million in 1997. The decrease in 1999 compared to 1998 is primarily due to the impact of outsourcing the Company's equipment financing programs.

The Company's effective tax rate in 1999 was 38.4% compared with 37.7% in 1998 and 39.0% in 1997. The change in effective tax rates from year to year is primarily due to the impact of state and local income taxes.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1999, total assets of the Company were $232.8 million compared with $207.7 million at year-end 1998 and $200.3 million at year-end 1997. The increase in assets is attributable to growth in the business combined with working capital increases, capital additions and improvements. Funding for the increase in assets was provided primarily by the increase in borrowings under the Company's credit facilities.

The Company's debt-to-total capitalization percentage was 51.3% as of December 31, 1999, compared with 51.5% as of December 31, 1998, and 53.6% as of December 31, 1997. The slight decrease in 1999 compared with 1998 was a result of a larger increase in equity compared with the increase in debt. The decrease from 1998 compared with 1997 was a result of the relatively unchanged level of debt while equity increased.

Accounts receivable increased 3.7% in 1999 compared with a 10.5% sales increase, and in 1998, accounts receivable decreased 0.8% compared with a 16.8% sales increase, due primarily to the outsourcing of equipment financing in mid-1997 and improved focus on management of receivables. In 1997, accounts receivable increased 14.7%, compared with a sales increase of 14.4%. Inventories increased 16.2% in 1999 compared with 5.5% in 1998 and 20.7% in 1997. The increase in 1999 is primarily attributable to higher turfseed and equipment-related inventories. The turfseed inventory rose as a result of higher-than-anticipated turfseed crop yields, while equipment-related inventory rose primarily due to the increased throughput at CTP and the continuing impact of the Company's new equipment marketing approach. Accounts payable decreased in 1999 compared with increases in 1998 and 1997, which was a result of decreased purchasing activity late in the year in an effort to reduce inventories.

During 1999, the Company's expenditures for capital improvements and additions totaled $14.0 million. Included in that total were expenditures of approximately $4.0 million relating to the technology and construction of the Company's Novex plant, $2.0 million relating to the Sebring fertilizer plant, and $2.7 million of general improvements to the Company's other manufacturing and distribution facilities. Additional capital expenditures included approximately $4.2 million for the continuing design and implementation of information systems and technology to improve the Company's management of assets and customer service. The funding for these projects came primarily from an increase in the borrowings under the Company's credit facilities.

The Company is a 50% owner of CTP and accounts for this investment using the equity method of accounting. CTP, which began operations in May 1997, manufactures commercial turf equipment. The Company's share of CTP's 1999 and 1998 net loss was $1.2 million and $1.8 million, respectively, and was recorded as a reduction of the Company's original investment of $700,000. In connection with this joint venture, the Company has extended $3.1 million of advances and has also guaranteed 50% of certain liabilities of CTP aggregating $16.2 million as of December 31, 1999, the Company's portion being $8.1 million.

In September 1999, the Company entered into a new revolving credit facility to replace its previous $80.0 million revolving credit facility with banks. The new agreement matures on June 30, 2003, and provides for maximum unsecured borrowings of $60 million with no prepayment penalty. At December 31, 1999, the Company had $39.0 million of debt outstanding on its revolving line of credit. As of December 31, 1999, $21.0 million was available under this revolving credit facility. In February 2000, the Company entered into a short-term note that provides for borrowings up to a maximum of $10.0 million to support seasonal working capital needs which matures on May 31, 2000. Interest is payable for both credit facilities at the bank's prevailing base rate or at alternative rates based on LIBOR or CD options as elected by the Company. The Company believes the current borrowing capacity is adequate for 2000 and the foreseeable future.

Year 2000 Compliance
--------------------

The Company believes it is now Year 2000 compliant and there were no adverse events that occurred. No contingency plans were required to be implemented relating to the Year 2000 issue. The costs associated with identifying and remediating known Year 2000 problems were not material to the Company's operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company is exposed to market risk relating to interest rates. The Company's debt consists primarily of $50.0 million in fixed-rate, private-placement notes and borrowings under its $60.0 million revolving credit facility with banks at floating interest rates. The Company has a $7.0 million notional amount interest rate swap which effectively converts a portion of its revolving credit borrowings to a fixed rate. The estimated fair value of the $50.0 million fixed-rate notes at year end is $48.8 million based on current borrowing rates available for financing with similar terms and maturities. If the Company were to terminate the seven-year, $7.0 million notional amount interest rate swap agreement at December 31, 1999, the estimated value received would be $60,000. See also the Long-Term Debt Note (Note 4) in the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages:


         Report of Management LESCO, Inc.                                                                 F-1

         Report of Ernst & Young LLP, Independent Auditors                                                F-1

         Consolidated Statements of Income--Years ended December 31, 1999, 1998 and 1997                  F-2

         Consolidated Balance Sheets--December 31, 1999 and 1998                                          F-3

         Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997              F-4

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998 and 1997    F-4

         Notes to Consolidated Financial Statements                                                       F-5


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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1) and (2). Financial Statements and Financial Statement Schedule.

         The following financial statements of LESCO, Inc. are included in Item
         8:

         Consolidated Balance Sheets--December 31, 1999 and 1998

         Consolidated Statements of Income--Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         The following financial statement schedule is included herewith:

         Schedule II--Valuation and Qualifying Accounts--December 31, 1999, 1998 and 1997

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  See Exhibit Index.

(b) The Registrant has not filed any current report on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedule

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                   LESCO, INC.



====================================== ================  =====================================  ===============  =============

             COL. A                         COL. B                       COL. C                     COL. D         COL. E
-------------------------------------- ----------------  -------------------------------------  ---------------  -------------
                                                                        Additions
           Description                     Balance At                                              Deductions       Balance At
                                          Beginning of                                                             End of Period
                                            Period
                                                         ------------------  -----------------  ---------------
                                                          Charged to Costs    Charged to Other     Costs
                                                            and Expenses     Accounts--describe    Incurred
====================================== ================  ==================  =================  ===============  =============
Year Ended December 31, 1999:
  Deducted from assets accounts-
   Reserve for inventory obsolescence    $   2,098,000    $    286,000                          ($  764,000)(1)  $  1,620,000
-------------------------------------- ----------------  ------------------  -----------------  ---------------  -------------

Year Ended December 31, 1998:
  Deducted from assets accounts-
   Reserve for inventory obsolescence    $   4,249,000    $    214,000                          ($2,342,000)(1)  $  2,098,000
====================================== ================  ==================  =================  ===============  =============

Year Ended December 31, 1997:
  Deducted from assets accounts-
   Reserve for inventory obsolescence    $   7,134,000    $    457,000                          ($3,342,000)(1)  $  4,249,000
====================================== ================  ==================  =================  ===============  =============


(1) Reserves relieved as obsolete inventory is sold or is otherwise disposed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LESCO, Inc.

     By  /s/ William A. Foley
         ------------------------
         William A. Foley


     Date: March 23, 2000

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


Signature                                               Title                               Date
---------                                               -----                               ----
/s/ William A. Foley                          President, Chairman, Chief               March 20, 2000
-------------------------------               Executive Officer and Director
William A. Foley

/s/ R. Breck Denny                            Chief Financial Officer                  March 20, 2000
-------------------------------
R. Breck Denny

/s/ Ronald Best                               Director                                 March 20, 2000
--------------------------------
Ronald Best

/s/ Drexel Bunch                              Director                                 March 20, 2000
--------------------------------
Drexel Bunch

/s/ Robert F. Burkhardt                       Director                                 March 20, 2000
-------------------------------
Robert F. Burkhardt

/s/ Edward F. Crawford                        Director                                 March 20, 2000
-------------------------------
Edward F. Crawford

/s/ J. Martin Erbaugh                         Director                                 March 20, 2000
-------------------------------
J. Martin Erbaugh

/s/ Michael J. FitzGibbon                     Director                                 March 20, 2000
-------------------------------
Michael J. FitzGibbon

/s/ Michael E. Gibbons                        Director                                 March 20, 2000
-------------------------------
Michael E. Gibbons

/s/ Lee C. Howley                             Director                                 March 20, 2000
-------------------------------
Lee C. Howley

/s/ Robert B. Stein Jr.                       Director                                 March 20, 2000
-------------------------------
Robert B. Stein Jr.

/s/ David L. Swift                            Director                                 March 20, 2000
-------------------------------
David L. Swift


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

10(t)(8) Letter of Credit Agreement dated as of November 1, 1997 between PNC Bank, National Association and the Registrant.

10(u)(10)      Employment Agreement by and between the Registrant and William A.
               Foley (appears as Exhibit 10(u) to Registrant's Form 10-K for fiscal year 1998).

10(v)(11)      Credit Agreement dated September 23, 1999 among National City
               Bank, PNC Bank, National Association, Bank One, Michigan,
               National City Bank, as agent, and the Registrant..

21(12)         Subsidiaries of the registrant

23(12)         Consent of Ernst & Young LLP, Independent Auditors

27(12)         Financial Data Schedule

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

    10 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ended December 31, 1998.

    11 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its quarterly report on Form 10Q for the quarter ended September 30, 1999.

    12   Filed herewith.

                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS
                          ----------------------------


     Exhibits 10(a), 10(k), 10(1) and 10(p) are compensation plans in which executive officers participate.

REPORT OF MANAGEMENT LESCO, Inc.

We have prepared the accompanying consolidated financial statements and related information included herein. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles, and includes amounts based upon our best estimates and judgments.

    The Company maintains accounting and internal control systems, which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal control, based on the recognition that the cost of such systems should be commensurate with the benefits to be derived. We believe our system provides an appropriate balance.

    Ernst & Young LLP, independent auditors, is retained to audit LESCO, Inc.'s financial statements. Its accompanying report is based on an audit of LESCO's financial statements conducted in accordance with generally accepted auditing standards, including a review of the internal control structure and tests of accounting procedures and records.

    The Board of Directors pursues its responsibility for these financial statements through the Finance Committee, composed exclusively of outside directors. The Finance Committee meets periodically with internal auditors and our independent auditors, as well as with LESCO management, to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent auditors have private and confidential access to the Finance Committee at all times.


/s/ William A. Foley

William A. Foley
Chairman, President and Chief Executive Officer


/s/ R. Breck Denny

R. Breck Denny
Vice President, Chief Financial Officer


/s/ Kenneth J. Kossin, Jr.

Kenneth J. Kossin, Jr.
Corporate Controller

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors of LESCO, Inc.

We have audited the accompanying consolidated balance sheets of LESCO, Inc. as of December 31, 1999, and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 1999, and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Cleveland, Ohio

February 4, 2000      /s/ Ernst & Young LLP

CONSOLIDATED STATEMENTS OF INCOME


                                                      For the Years Ended December 31
----------------------------------------------------------------------------------------
(In thousands,except share data)                    1999           1998           1997
----------------------------------------------------------------------------------------
Net sales                                        $ 460,354      $ 416,738      $ 356,841
Cost of sales                                      305,404        283,837        238,392
----------------------------------------------------------------------------------------
   GROSS PROFIT ON SALES                           154,950        132,901        118,449
Warehouse and delivery expenses                     36,592         33,710         27,793
Selling, general and administrative expenses        95,873         86,541         74,573
----------------------------------------------------------------------------------------
                                                   132,465        120,251        102,366
----------------------------------------------------------------------------------------
   INCOME FROM OPERATIONS                           22,485         12,650         16,083
Other deductions (income):
   Interest expense                                  6,251          5,635          4,749
   Joint venture loss                                1,207          1,845          1,219
   Other - net                                      (3,875)        (4,283)        (4,025)
----------------------------------------------------------------------------------------
                                                     3,583          3,197          1,943
----------------------------------------------------------------------------------------
Income before income taxes                          18,902          9,453         14,140
Income tax expense                                   7,256          3,561          5,515
----------------------------------------------------------------------------------------
   NET INCOME                                    $  11,646      $   5,892      $   8,625
----------------------------------------------------------------------------------------
   EARNINGS PER SHARE
     BASIC                                       $    1.38      $    0.71      $    1.06
     DILUTED                                     $    1.36      $    0.69      $    1.02
----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


                                                                                     December 31
------------------------------------------------------------------------------------------------------

(In thousands,except share data)                                                 1999           1998
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                       $   2,110      $   1,841
   Accounts receivable, less allowance of  $4,000 in 1999; $3,350 in 1998        67,759         65,358
   Inventories                                                                  100,671         86,662
   Deferred federal income taxes                                                  1,154          1,568
   Prepaid expenses and other assets                                              5,480          3,598
------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                       177,174        159,027

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                           1,024          1,024
   Buildings and improvements                                                    25,680         23,107
   Machinery and equipment                                                       34,665         28,483
   Furniture and fixtures                                                        20,204         15,260
------------------------------------------------------------------------------------------------------
                                                                                 81,573         67,874
   Less allowance for depreciation and amortization                              35,412         28,796
------------------------------------------------------------------------------------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                                           46,161         39,078
OTHER ASSETS                                                                      9,448          9,643
------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                             $ 232,783      $ 207,748
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                           $  33,923      $  36,138
   Salaries, wages and profit sharing                                             5,822          2,895
   Other liabilities and accrued expenses                                         4,447          3,793
   Current portion of long-term debt                                                100            100
------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                   44,292         42,926
LONG-TERM DEBT                                                                   95,199         83,698
DEFERRED INCOME TAXES                                                             2,750          2,427
SHAREHOLDERS' EQUITY
   Preferred shares - without par value - 500,000 shares authorized
   Common shares - without par value - 19,500,000 shares authorized;
      8,536,410 shares issued and 8,499,093 shares outstanding in 1999;
      8,407,146 shares issued and 8,401,418 shares outstanding in 1998              854            841
   Paid-in capital                                                               33,594         31,631
   Retained earnings                                                             57,610         47,156
   Less treasury shares, 37,317 in 1999 and 5,728 in 1998                          (684)           (59)
   Unearned compensation                                                           (832)          (872)
------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                  90,542         78,697
------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                               $ 232,783      $ 207,748
------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Years Ended December 31
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                             1999           1998            1997
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                              $  11,646      $   5,892      $   8,625
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
   Depreciation and amortization                                            6,920          5,658          4,275
   Deferred income taxes                                                      737          1,271          2,679
   Increase in accounts receivable                                         (4,839)        (1,475)        (8,195)
   Provision for uncollectible accounts receivable                          2,438          2,236            818
   Increase in inventories                                                (14,487)        (5,587)       (10,738)
   Change in inventory and plant relocation reserves                          478          2,151         (3,587)
   (Decrease) increase in accounts payable                                 (2,215)         1,760          6,370
   Change in other current items                                            1,699          1,010         (2,309)
   Other                                                                      195           (393)           801
---------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       2,572         12,523         (1,261)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment - net                           (14,003)       (11,529)        (9,882)
Bond proceeds held for construction                                             0          4,761         (4,761)
Acquisition of businesses                                                       0         (8,174)        (2,949)
---------------------------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                (14,003)       (14,942)       (17,592)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from borrowings                                                  236,900        184,897        124,507
Reduction of borrowings                                                  (225,399)      (184,552)      (105,858)
Issuance of common shares                                                   1,383          1,595          2,679
Cash dividends                                                             (1,184)        (1,083)          (972)
---------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                             11,700            857         20,356
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               269         (1,562)         1,503
Cash - beginning of the year                                                1,841          3,403          1,900
---------------------------------------------------------------------------------------------------------------
   CASH - END OF THE YEAR                                               $   2,110      $   1,841      $   3,403
---------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                      COMMON SHARES                                                    UNEARNED
                                                -------------------------     PAID - IN     RETAINED      TREASURY     COMPEN -
(In thousands,except share data)                 SHARES          DOLLARS       CAPITAL      EARNINGS       SHARES       SATION
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                      8,067,517      $      807    $   26,549    $   34,694    $      (17)  $     (334)
   Issuance of common shares                      193,295              19         2,787
   Forfeiture of restricted common shares          (4,728)             (1)          (68)                                      69
   Amortization of unearned compensation                                                                                     177
   Purchase of 2,578 shares for treasury                                                                        (42)
   Dividends paid - $0.12 per share                                                              (972)
   Net income                                                                                   8,625
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    8,256,084             825        29,268        42,347           (59)         (88)
   Issuance of common shares                      115,846              12         1,583
   Issuance of restricted common shares            35,216               4           780                                     (784)
   Dividends paid - $0.13 per share                                                            (1,083)
   Net income                                                                                   5,892
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    8,407,146             841        31,631        47,156           (59)        (872)
   Issuance of common shares                       93,767               9         1,410
   Issuance of restricted common shares            35,497               4           553            (8)                      (549)
   Treasury share transactions (31,589 shares)                                                                 (625)         497
   Amortization of unearned compensation                                                                                      92
   Dividends paid - $0.14 per share                                                            (1,184)
   Net income                                                                                  11,646
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    8,536,410      $      854    $   33,594    $   57,610    $     (684)  $     (832)
---------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - LESCO, INC.

NATURE OF BUSINESS The Company is engaged in a single business segment, which is the manufacture and marketing of turf care products, including turf control products, fertilizer, grass seed and equipment, to the professional sector of the green industry. Substantially all of the Company's accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer's financial condition and, generally, collateral is not required. Revenue is recognized when goods are shipped. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions by management, and actual results may differ from these estimates.

NOTE 1 - Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of LESCO and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with current-year reporting presentations.

INVENTORIES Inventories are valued principally at the lower of cost (average cost method) or market, and consist of $7,886,000 and $6,609,000 in raw materials, and $92,785,000 and $80,053,000 in work in process and finished goods at December 31, 1999, and 1998, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets over three to 12 years. Expenditures for maintenance and repairs are charged to income as incurred. Additions and improvements are capitalized.

INTANGIBLE ASSETS Included in other assets are $10,031,000 and $9,213,000 of intangible assets at December 31, 1999, and 1998, respectively, consisting primarily of goodwill, patents, trademarks, customer lists and other specifically identifiable assets arising from recent acquisitions, including Pro-Lawn, Tri Delta Fertilizer, Inc. (Tri Delta), Agriturf, Inc. and Cadwell & Jones, Inc. These assets are being amortized using the straight-line method over periods of three to 20 years. Accumulated amortization was $1,720,000 and $1,036,000 at December 31, 1999, and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

FINANCE CHARGES "Other - net" in the accompanying statements of income includes $3,171,000, $3,534,000 and $3,118,000 in customer finance charges in 1999, 1998 and 1997, respectively.

STOCK OPTIONS The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.

NOTE 2 -Acquisitions
On January 30, 1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $8,200,000, including assumption of $2,200,000 of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the Company's credit facility.

    On August 1, 1997, the Company purchased all the outstanding shares of Tri Delta of Stockton, California, for $3,200,000, consisting of $2,949,000 in cash and the issuance of 12,465 shares of the Company's common stock. The Company recorded the acquisition using the purchase method of accounting.

    The operating results of the acquired businesses have been included in the statement of income since the dates of the related acquisitions.

NOTE 3 -Investment in Commercial Turf Products, Ltd.
The Company's 50% investment in Commercial Turf Products, Ltd. (CTP) is accounted for under the equity method of accounting. In addition, the Company has guaranteed 50% of certain liabilities of CTP aggregating $16,242,000, the Company's portion being $8,121,000, at December 31, 1999. These liabilities mature through 2002 and bear interest at rates ranging from 3.5% to 8.5%. Through December 31, 1999, the Company invested $700,000 in CTP and extended advances of $3,100,000. CTP's financial information at December 31 was as follows:

                                  December 31
------------------------------------------------
(In thousands)                 1999        1998
------------------------------------------------
Current assets              $  9,420     $ 9,845
Non-current assets             8,756       8,878
Current liabilities           16,568      14,700
Non-current liabilities        8,750       8,750
Net sales                     39,935      14,741
Gross profit                     728       3,298
Net loss                      (2,414)     (3,689)
--------------------------------------------------

NOTE 4 -Long - Term Debt

Long-term debt consists of the following:

                                  December 31
------------------------------------------------
(In thousands)                 1999        1998
------------------------------------------------
Term notes payable           $50,000     $50,000
Credit agreement              39,000      19,900
Industrial revenue bonds       5,875      13,375
Other debt                       424         523
------------------------------------------------
Sub-total                     95,299      83,798
Less current portion             100         100
------------------------------------------------
Total long-term debt         $95,199     $83,698
------------------------------------------------

    In June 1998, the Company issued $50,000,000 in fixed-rate, private placement notes to five insurance companies. The term notes' maturities range from three to 10 years, with an average maturity of 7.5 years, and bear a weighted-average interest rate of 6.81%.

    In September 1999, the Company completed the renewal of its previous $80,000,000 revolving credit facility with banks. The new agreement will mature on June 30, 2003, and provides for maximum unsecured borrowings of $60,000,000. Interest is payable at the bank's prevailing base rate (8.50% at December 31, 1999) on $17,000,000 of principal, or at alternative rates (ranging from 7.475% to 7.968% at December 31, 1999) elected by the Company as provided by the agreement for the remaining principal due. In addition, there is a 0.35% facility fee. At December 31, 1999, $21,000,000 was available for borrowing.

    The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in 2002, which converts existing floating-rate payments for 6.335% fixed-rate payments. If the Company were to terminate this agreement at December 31, 1999, the estimated value received would be $60,000.

    In September 1999, the Company refinanced its $7,500,000 industrial revenue bond related to a new Sebring, Florida, fertilizer plant. The Company also has $5,875,000 of industrial revenue bonds outstanding related to its Martins Ferry, Ohio, facility, which will mature in 2014. The bonds related to the Martins Ferry facility are backstopped by an undrawn letter of credit, which will expire in April 2001, and are secured by mortgages on property and equipment acquired with the proceeds (net book value of $5,800,000 at December 31, 1999). Interest is payable quarterly for such bonds at a rate based on comparable tax-exempt market rates (5.65% at December 31, 1999). Under certain circumstances, the Company may convert the interest rate to a fixed rate.

    The private placement notes, revolving credit agreement and industrial revenue bonds contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments ($1,500,000); maintenance of certain operating and financial ratios; and maintenance of minimum net worth. As a result of changes in market conditions and interest rates, the fair market value of the Company's private placement notes is estimated to be $48,800,000 at December 31, 1999. The carrying amount of the Company's other debt approximates fair market value. The annual maturities of long-term debt for the years 2001 through 2004 are $5,097,000, $5,816,000, $44,821,000 and $5,742,000, respectively. Interest payments were $6,396,000, $5,863,000 and $4,873,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5 - Leases

    The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 1999, 1998 and 1997 was approximately $16,900,000, $14,800,000 and $13,300,000, respectively. Future minimum lease payments are as follows:


(In thousands)
YEARS ENDED DECEMBER 31                       TOTAL
----------------------------------------------------
2000                                         $11,517
2001                                           9,742
2002                                           8,462
2003                                           6,655
2004                                           5,457
2005 and thereafter                            7,307
----------------------------------------------------
Future minimum lease payments                $49,140
----------------------------------------------------

NOTE 6 - Defined Contribution Retirement Plan

The Company maintains a defined contribution retirement plan for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the plan. Company contributions to the plan were $698,000, $601,000 and $465,000 for 1999, 1998 and 1997, respectively.

NOTE 7 - Income Taxes

The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                      Years Ended December 31
---------------------------------------------------------------
(In thousands)                      1999        1998       1997
---------------------------------------------------------------
Current:
   Federal                         $5,431     $1,903     $1,991
   State                            1,088        387        845
Deferred (principally federal)        737      1,271      2,679
---------------------------------------------------------------
Income tax expense                 $7,256     $3,561     $5,515
---------------------------------------------------------------

The provision for income taxes differs from the statutory rate as follows:

                                      Years Ended December 31
---------------------------------------------------------------
(In thousands)                      1999        1998       1997
---------------------------------------------------------------
Income taxes at statutory rate     $6,427     $3,214     $4,808
State and local income taxes
   net of federal income
   tax benefit                        718        256        558
Other                                 111         91        149
---------------------------------------------------------------
Provision for income taxes         $7,256     $3,561     $5,515
---------------------------------------------------------------

Income tax payments were $7,200,000, $2,877,000 and $4,687,000 in 1999, 1998 and 1997, respectively.

    The significant components of deferred tax assets and liabilities are as follows:

                            December 31,1999          December 31,1998
--------------------------------------------------------------------------
                              DEFERRED TAX              DEFERRED TAX
--------------------------------------------------------------------------
(In thousands)            ASSETS    LIABILITIES    ASSETS      LIABILITIES
--------------------------------------------------------------------------
Depreciation                          $ 2,695                  $ 2,238
Allowance for bad
   debts                 $ 1,349                  $ 1,124
Accrued employee
   benefits                  404                      325
Net operating loss
   carry forward             502                      657
Accrued insurance             71                       85
Inventory reserves                        890                      107
Accrued compensation         472                      449
Prepaid expenses                          280                      347
Other                                      27          13          163
--------------------------------------------------------------------------
   Total                   2,798        3,892       2,653        2,855
   Valuation
      allowance             (502)          --        (657)          --
--------------------------------------------------------------------------
                         $ 2,296      $ 3,892     $ 1,996      $ 2,855
--------------------------------------------------------------------------

As of December 31, 1999, the Company had net operating loss carry forwards of $1.5 million for federal income tax reporting purposes, which will expire in varying amounts, if unused, in years 2000 through 2011. These carry forwards relate to the acquisition of Tri Delta. During 1999, the Company utilized $455,000 of the carryforwards. The Company has recorded a valuation allowance due to the uncertainty of the utilization of the carryforwards prior to their expiration.

NOTE 8 - Capital Stock and Stock Plans

STOCK OPTIONS The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 1,683,875 common shares to key employees and directors.

    Options issued pursuant to any of the Company's plans are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. The Company has in the past, and may from time to time in the future, issue options outside of the Company's plans at an exercise price lower than fair market value in connection with the employment or promotion of key employees. Additional paid-in capital includes tax benefits of $143,000, $473,000 and $429,000 relating to exercise of options in 1999, 1998 and 1997, respectively. The following table summarizes the changes in the outstanding options for the three years ended December 31, 1999:


-------------------------------------------------------------------------------------------------------------------------
                                              1999                       1998                         1997
-------------------------------------------------------------------------------------------------------------------------
                                                   Weighted -                  Weighted -                   Weighted -
                                                    Average                     Average                      Average
                                       Options  Exercise Price   Options    Exercise Price    Options     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year        734,560      $15.37       723,438        $13.86        811,726        $13.09
   Granted                             172,859       15.58       155,713         19.76         97,850         17.69
   Exercised                           (94,926)      12.43      (103,741)        10.95       (176,063)        11.82
   Canceled/forfeited                  (43,920)      16.35       (40,850)        14.44        (10,075)        14.04
-------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year              768,573      $15.79       734,560        $15.37        723,438        $13.86
-------------------------------------------------------------------------------------------------------------------------
Option price range at end of year                   $ 7.00 to                   $ 5.67 to                    $ 5.67 to
                                                    $23.00                      $23.00                       $21.50
Exercisable - end of year              754,885                   700,069                      596,268
Reserved for future grants             121,995                   255,393                      390,189
Weighted-average fair value of options
   granted during the year                          $ 5.05                      $ 5.67                       $ 4.55
-------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding as of December 31, 1999:


Range of              Options        Options       Weighted - Average    Weighted - Average
Exercise Prices     Outstanding     Exercisable      Exercise Price       Contractual Life
-------------------------------------------------------------------------------------------
$7.00 to $15.69        478,807        478,807          $   13.98              6.1 years
$16.00 to $23.00       289,766        276,078          $   18.79              6.5 years
-------------------------------------------------------------------------------------------
                       768,573        754,885          $   15.79              6.1 years
-------------------------------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans, as permitted under previous accounting standards. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 123, the Company's net income and related earnings per share would have been changed to the pro forma amounts indicated:

                                              Years Ended December 31
----------------------------------------------------------------------------
(In thousands,except share data)          1999         1998          1997
----------------------------------------------------------------------------
Net income - as reported             $   11,646     $   5,892     $   8,625
Net income - pro forma               $   11,064     $   5,298     $   8,346
Earnings per share -
   as reported
      Basic                          $     1.38     $    0.71     $    1.06
      Diluted                        $     1.36     $    0.69     $    1.02
Earnings per share -
   pro forma
      Basic                          $     1.31     $    0.64     $    1.03
      Diluted                        $     1.29     $    0.62     $    0.98
----------------------------------------------------------------------------

Included in these pro forma disclosures are stock options issued in 1999, 1998 and 1997 that were 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 1999, 1998 and 1997, respectively: dividend yield of 0.87%, 0.71% and 0.62%; expected stock price volatility of 0.32, 0.29 and 0.27; risk-free interest rate of 6.5%, 4.70% and 5.70%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management's opinion, does not provide a reliable single measure of fair value of its employee stock options.

    The Company has an employment agreement with an executive officer that provides for the issuance of non-qualified stock options to purchase up to 300,000 common shares. Such options vested ratably over a five-year period beginning June 30, 1994, and will expire 10 years after each option vested. The exercise price per share is $9.33 for the first 60,000 common shares and $10.00 for the remaining 240,000 common shares. Options for 232,016 shares were outstanding and exercisable at December 31, 1999.

RIGHTS PLAN The Company has a preferred share purchase rights plan, and declared a distribution of one Preferred Share Purchase Right (Right) on each outstanding common share. The Rights will become exercisable if a person or group acquires 20% or more of the Company's common shares, announces a tender offer for 20% or more of the common shares or is declared an "adverse person" by the Company's Board of Directors. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of participating preferred shares at an exercise price of $75.00.

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

PERFORMANCE PLAN The Company has established long-term performance plans, which grant restricted common share awards to certain officers. These officers are entitled to receive common shares of the Company based upon certain performance criteria over a two- to three-year performance period. Participants in the plans have the rights of shareholders, including the right to receive dividends and the right to vote. In 1996, 23,029 shares were granted with a fair market value of $334,000, of which 4,728 shares with a fair market value of $69,000 were forfeited in 1997. Compensation expense of $92,000 and $177,000 was recognized in 1999 and 1997, respectively, under these plans, based upon the probability that certain threshold performance criteria would be met. In 1999 and 1998, 35,497 and 35,216 shares were granted with a fair market value of $549,000 and $784,000, respectively. This activity is reflected in the shareholders' equity as unearned compensation and amortization of unearned compensation.

NOTE 9 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------
(In thousands,except share data)          1999           1998           1997
------------------------------------------------------------------------------
Numerator:
   Net income                         $   11,646     $    5,892     $    8,625
Denominator:
   Denominator for basic
      earnings per share -
      weighted-average
      shares                           8,414,749      8,318,723      8,136,144
   Effect of dilutive securities:
      Stock options                      164,270        238,093        341,643
      Restricted shares                                  18,301         18,301
------------------------------------------------------------------------------
Dilutive potential common
   shares                                164,270        256,394        359,944
------------------------------------------------------------------------------
Denominator for diluted
   earnings per share -
   adjusted weighted-
   average shares and
   assumed conversions                 8,579,019      8,575,117      8,496,088
------------------------------------------------------------------------------
Earnings Per Share
   Basic                              $     1.38     $     0.71     $     1.06
   Diluted                            $     1.36     $     0.69     $     1.02
------------------------------------------------------------------------------

NOTE 10 -Business Segment Information

The Company operates in one reportable segment, the manufacture and marketing of turf care products to the professional sector of the green industry. The revenues and gross profit margins are classified into categories of hard goods and consumable goods. The table below reflects these classifications:


                                                 Years Ended December 31
----------------------------------------------------------------------------------------------------------
                            1999                          1998                           1997
----------------------------------------------------------------------------------------------------------
(In thousands)         Hard       Consumable         Hard        Consumable         Hard        Consumable
----------------------------------------------------------------------------------------------------------
Sales              $  74,959      $  385,395      $  65,422      $  351,316      $  66,339      $  290,502
Gross profit            40.6%           33.6%          40.5%           30.2%          43.2%           30.9%
----------------------------------------------------------------------------------------------------------


NOTE 11 - Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, and 1998:

                                                Quarters Ended 1999
--------------------------------------------------------------------------------
(In thousands,except share data)    Mar. 31     June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------
Net sales                          $ 83,054    $150,716     $130,938   $ 95,646
Gross profit                         28,676      51,192       44,375     30,707
Net (loss) income                    (1,796)      8,957        5,797     (1,312)
(Loss) earnings per share:
   Basic                              (0.21)       1.07         0.69      (0.16)
   Diluted                            (0.21)       1.04         0.68      (0.16)
--------------------------------------------------------------------------------
                                                Quarters Ended 1998
--------------------------------------------------------------------------------
(In thousands,except share data)    Mar. 31     June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------
Net sales                          $ 72,690    $134,446     $118,837   $ 90,765
Gross profit                         24,516      45,737       36,841     25,807
Net (loss) income                    (1,522)      7,334        2,513     (2,433)
(Loss) earnings per share:
   Basic                              (0.18)       0.88         0.30      (0.29)
   Diluted                            (0.18)       0.85         0.30      (0.29)
--------------------------------------------------------------------------------

(Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed on an annual basis. During the fourth quarter of 1999, net income increased by approximately $550,000 due to inventory adjustments. Also, during the fourth quarters of 1999 and 1998, net income increased and decreased by approximately $608,000 and $1,629,000, respectively, due to changes in prior-quarter allowance for doubtful accounts and inventory estimates.