Form 10-Q
period 2000-03-31
LESCO INC/OH
filed 2000-05-05
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For quarter ended March 31, 2000              Commission File Number  0-13147
                   --------------                                      -------


                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                          34-0904517
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

      20005 Lake Road
     Rocky River, Ohio                                   44116
----------------------------------------               --------
(Address of principal executive offices)               (Zip Code)

                                 (440) 333-9250
                      ------------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                     Outstanding at
                       Class                         May 2, 2000
        --------------------------------             -----------------
        Common shares, without par value              8,506,158 shares



                                                                   LESCO, INC.
                                                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31            March 31        December 31
(In thousands except share data)                                                     2000                1999              1999
                                                                                  -----------        -----------        -----------
                                                                                              (unaudited)                (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                                         $     4,545        $     2,000        $     2,110
     Accounts receivable -- net                                                        87,818             75,932             67,759
     Inventories
         Raw material                                                                   8,653             10,538              7,886
         Work in process/finished goods                                               113,307             97,040             92,785
                                                                                  -----------        -----------        -----------
         Total Inventories                                                            121,960            107,578            100,671

     Deferred income taxes                                                              1,111              1,519              1,154
     Prepaid expenses and other assets                                                  7,892              5,531              5,480
                                                                                  -----------        -----------        -----------
         TOTAL CURRENT ASSETS                                                         223,326            192,560            177,174

Property, Plant and Equipment                                                          83,232             70,690             81,573
     Less allowance for depreciation and amortization                                 (37,359)           (30,407)           (35,412)
                                                                                  -----------        -----------        -----------
                                                                                       45,873             40,283             46,161

Other Assets                                                                            8,915              9,216              9,448
                                                                                  -----------        -----------        -----------

         TOTAL ASSETS                                                             $   278,114        $   242,059        $   232,783
                                                                                  ===========        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                             $    69,968        $    61,368        $    33,923
     Other current liabilities                                                          7,310              6,467             10,269
     Current portion of debt                                                              100                100                100
                                                                                  -----------        -----------        -----------
         TOTAL CURRENT LIABILITIES                                                     77,378             67,935             44,292

Long-term debt                                                                        108,377             94,565             95,199
Deferred income taxes                                                                   2,731              2,372              2,750

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,544,484 shares issued
         and 8,506,158 outstanding at March 31, 2000, 8,376,598
         at March 31, 1999, 8,499,093 at December 31, 1999                                854                842                854
     Paid-in capital                                                                   33,713             31,835             33,594
     Retained earnings                                                                 56,416             45,353             57,610
     Less treasury shares 38,326 at March 31, 2000, 5,728 at                             (699)               (59)              (684)
         March 31, 1999, 37,317 at December 31, 1999
     Unearned compensation                                                               (656)              (784)              (832)
                                                                                  -----------        -----------        -----------

         TOTAL SHAREHOLDERS' EQUITY                                                    89,628             77,187             90,542
                                                                                  -----------        -----------        -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                     $   278,114        $   242,059        $   232,783
                                                                                  ===========        ===========        ===========




                                                             LESCO, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended March 31
                                                                  -----------------------------------------

     (In thousands except per share data)                                2000                    1999
                                                                  -----------------        ----------------
                                                                                (unaudited)

Net sales                                                         $         98,878         $        83,054

Cost of sales                                                               65,871                  54,378
                                                                  -----------------        ----------------

     GROSS PROFIT ON SALES                                                  33,007                  28,676

Warehouse & delivery expense                                                 8,709                   7,928
Selling, general & administrative expense                                   25,368                  22,437
                                                                  -----------------        ----------------
                                                                            34,077                  30,365
                                                                  -----------------        ----------------

     LOSS FROM OPERATIONS                                                   (1,070)                 (1,689)

Other deductions (income):
     Interest expense                                                        2,018                   1,535
     Joint venture results                                                       0                     342
     Other - net                                                              (654)                   (622)
                                                                  -----------------        ----------------
                                                                             1,364                   1,255
                                                                  -----------------        ----------------

Loss Before Income Taxes                                                    (2,434)                 (2,944)

Income taxes (benefits)                                                     (1,239)                 (1,148)
                                                                  -----------------        ----------------


     NET LOSS                                                     $         (1,195)        $        (1,796)
                                                                  =================        ================



     BASIC AND DILUTED LOSS PER SHARE                             $          (0.14)        $         (0.21)
                                                                  =================        ================





                                                             LESCO, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                             March 31
                                                                                 ---------------------------------
(In thousands)                                                                         2000               1999
                                                                                 ---------------    --------------
                                                                                           (unaudited)
OPERATING ACTIVITIES:
     Net loss                                                                    $       (1,195)    $      (1,796)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Depreciation and amortization                                                    2,234             1,633
         Increase in accounts receivable                                                (20,803)          (11,085)
         Provision for uncollectible accounts receivable                                    744               511
         Increase in inventories                                                        (21,289)          (20,916)
         Increase in accounts payable                                                    36,045            25,230
         Increase in other current items                                                 (5,329)           (2,105)
         Other                                                                              367               372
                                                                                 ---------------    --------------

     NET CASH USED BY
     OPERATING ACTIVITIES                                                                (9,226)           (8,156)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net                                     (1,799)           (2,838)
                                                                                 ---------------    --------------

     NET CASH USED BY INVESTING ACTIVITIES                                               (1,799)           (2,838)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                            64,200            27,400
     Reduction of borrowings                                                            (51,022)          (16,533)
     Issuance of common shares                                                              282               286
                                                                                 ---------------    --------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           13,460            11,153
                                                                                 ---------------    --------------

Net increase in cash                                                                      2,435               159

Cash - Beginning of the period                                                            2,110             1,841
                                                                                 ---------------    --------------

     CASH - END OF THE PERIOD                                                    $        4,545     $       2,000
                                                                                 ===============    ==============




                                   LESCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.

In the first quarter 2000, the deferred tax valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Operating results for the three months ended March 31 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

       (In thousands except share data)                        2000               1999
       -----------------------------------------------------------------------------------

       Numerator:
          Net loss                                            $(1,195)           $(1,796)
       Denominator:
          Denominator for basic
            Earnings per share -
            Weighted average shares                         8,455,513          8,376,598

          Effect of dilutive securities:
            Employee stock options                                  -                  -
            Performance shares                                      -                  -
                                                          --------------------------------
          Diluted potential common
            Shares                                                  -                  -
          Denominator for diluted
            Earnings per share -
            Adjusted weighted average
            shares and assumed
            conversions                                     8,455,513          8,376,598
       Loss per share
          Basic and Diluted                                    $(0.14)            $(0.21)





NOTE C - Segment Information
----------------------------

As a result of the Company's reorganization announced in January 2000, the Company elected to change the reporting of its business segments as of January 1, 2000, and restated its prior years' presentation to conform to the revised segment reporting. The Company changed from one reportable segment to four reportable operating segments to include Product Supply, Lawn Care, Golf and Corporate and are defined based on management responsibility.

The Product Supply division manufactures and distributes fertilizers, combination products, and turfgrass seed and is also responsible for purchasing raw materials in addition to purchasing and distributing turf protection products, turf care equipment and related parts, and golf course accessories. The Product Supply division sells exclusively to the Lawn Care and Golf divisions of the Company.

The Lawn Care division operates 234 LESCO Service Centers(R), which enable the Company to market its products on a localized basis. The primary products sold by the Lawn Care division are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell its products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This division also markets and sells its products to large national and regional lawn care customers through a separate group of sales representatives. This division distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including TruGreen, ChemLawn and Barefoot.

The Golf division markets and sells its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of 75 LESCO Stores-on-Wheels(R). The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and equipment. These trucks are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally principally through foreign distributors.

The Corporate division includes the administrative functions of the Company which support the Product Supply, Lawn Care and Golf divisions and include Administration, Finance, Information Services, Legal and Human Resources.

The Company is principally engaged in the manufacturing and marketing of turf care products to the professional sector of the green industry. There are no significant intervening events which materially affected the financial statements. The Company measures segment profit as operating profit. Net assets is defined as the sum of net accounts receivable, inventory, and net property, plant, and equipment less accounts payable. Management utilizes this information as a basis to calculate the divisional return of capital employed. Depreciation and operating leases for specific Product Supply assets are allocated to Corporate for operating profit measures. Information on segments are as follows (in thousands):




                                        For the First Quarter Ended March 31, 2000
                                                                                                    Corporate &
                                            Product Supply        Lawn Care          Golf           Elimination      Consolidated
                                       -------------------------------------------------------------------------------------------

 Net Sales to External Customers           $                       $  76,125        $  22,753        $                  $  98,878

 Intersegment Net Sales                              60,691                                             (60,691)

 Operating Profit                                      (521)           7,437              111            (8,097)           (1,070)

 Total Assets                                        88,899          112,680           40,732            35,803           278,114


 Net Assets                                          18,931          112,680           40,732            13,340           185,683




                                        For the First Quarter Ended March 31, 1999
                                                                                                     Corporate &
                                            Product Supply         Lawn Care           Golf          Elimination     Consolidated
                                       -------------------------------------------------------------------------------------------

 Net Sales to External Customers        $                           $  63,372        $  19,682        $                 $  83,054

 Intersegment Net Sales                              54,688                                               (54,688)

 Operating Profit                                       365             4,205             (526)            (5,733)         (1,689)

 Total Assets                                        77,137           102,073           31,587             31,262         242,059


 Net Assets                                          15,769           102,073           31,587             12,996         162,425




                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------

Sales for the first quarter ended March 31, 2000 increased $15.8 million to $98.9 million from $83.1 million in 1999, a 19.0% increase. The increase in sales is due primarily to volume increases in the Product Supply, Lawn Care and Golf divisions in the first quarter 2000 compared to the first quarter 1999. Net sales increased 11.0% for the Product Supply division, 20.1% for the Lawn Care division and 15.6% for the Golf division in the first quarter 2000 compared to the first quarter 1999.

Gross profit as a percentage of sales was 33.4% for the first quarter ended March 31, 2000 compared to 34.5% in 1999. The decrease in gross profit, as a percent of sales, was due primarily to lower than anticipated production levels associated with the start-up of the Novex(TM) plant (.8%), and increased reserves for obsolete inventory (.8%). However, the gross profit decrease, as a percent of sales, was primarily offset by the positive effect of favorable product mix (.6%).

Delivery and warehouse expenses, as a percent of sales, decreased to 8.8% for the first quarter ended March 31, 2000 from 9.5% in the first quarter 1999. This decrease is primarily due to an increase in the amount of warehouse and delivery expenses capitalized into inventory as a result of higher inventory levels on hand as of March 31, 2000 compared to March 31, 1999.

Selling, general and administrative expenses increased by $3.0 million, a 13.1% increase, to $25.4 million for the first quarter 2000 compared to $22.4 million in the first quarter 1999. However, as a percent of sales, selling, general and administrative expenses decreased 1.3% to 25.7% for the first quarter 2000 compared to 27.0% in the first quarter 1999. Selling, general and administrative expenses were up primarily due to the increase in sales and administrative support personnel added in the latter half of 1999 and the first quarter of 2000 to support the continuing business growth.

Interest expense increased to $2.0 million in the first quarter 2000 from $1.5 million in 1999. This increase was primarily due to higher average levels of outstanding debt and higher average interest rates in 2000 compared to 1999. In 2000, average borrowings were higher due to higher inventory levels and higher levels of accounts receivable due to early order programs and increased first quarter 2000 sales.

Commercial Turf Products, Ltd. (CTP), the Company's 50% owned equity investment, reported income of $898,000 in the first quarter 2000 compared with a $684,000 loss in 1999. The Company's share of CTP's income was $449,000 in the first quarter 2000 (prior to elimination) and a $342,000 loss in the first quarter 1999. The first quarter 2000 equity income was eliminated due to the purchased inventory from CTP remaining on hand as of March 31, 2000. The improvement in CTP's performance was primarily attributable to increased production volumes from year to year.

Other-net is primarily customer finance charges which totaled $636,000 in the first quarter 2000 and $622,000 in 1999. Customer finance charges decreased as a percent of sales to .6% in 2000 from .7% in 1999 due to the impact of outsourcing the Company's equipment financing programs.

Income tax benefit increased by $91,000, a 7.9% increase, to $1.2 million for the first quarter 2000 compared to $1.1 million in the first quarter 1999. Income taxes were calculated at 39.6% for 2000 compared to 39% in 1999 due to the impact of projected increased earnings and therefore, rate increases. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $60.7 million for the first quarter 2000 compared to $54.7 million in the first quarter 1999. This increase was due to higher sales volumes to the Lawn Care and Golf divisions to support the seasonal inventory requirements for first and second quarter sales volumes. Operating loss was $521,000 for the first quarter 2000 compared to a $365,000 operating profit for the first quarter 1999. This decrease was primarily due to lower than anticipated production levels associated with the start-up of the Company's new Novex plant.

Lawn Care Division - Net sales for the Lawn Care division were $76.1 million for the first quarter 2000 compared to $63.4 million in the first quarter 1999. This increase was due primarily to an increase in service center sales where same store sales for the first quarter 2000 compared to 1999 increased 19.8%. Retail sales also had a significant impact on sales in the first quarter 2000 with a 49.7% increase compared to the first quarter 1999. Operating profit was $7.4 million for the first quarter 2000 compared to $4.2 million in the first quarter 1999. This increase was due primarily to increased gross margin and decreased selling, general and administrative costs as a percent of sales.

Golf Division - Net sales for the Golf division were $22.8 million for the first quarter 2000 compared to $19.7 million in the first quarter 1999. This increase was due primarily to the addition of 4 new Stores-on-Wheels. Operating profit was $111,000 for the first quarter 2000 compared to an operating loss of $526,000 for the first quarter 1999. This increase was due primarily to increased gross margin and decreased selling, general and administrative costs as a percent of sales.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, total assets of the Company were $278.1 million compared to $242.1 million as of March 31, 1999 and $232.8 million as of December 31, 1999. The asset increase from March 31, 1999 to March 31, 2000 is primarily related to working capital increases, while the increase from December 31, 1999 is due primarily to seasonality of the business. Net Accounts Receivable were $87.8 million as of March 31, 2000 compared to $75.9 million as of March 31, 1999, a 15.7% increase compared to a 19.1 % sales increase, due primarily to the impact of outsourcing equipment financing and improved focus on the management of receivables, and $67.8 million as of December 31, 1999 due to the seasonality of the business resulting in first quarter sales exceeding fourth quarter sales. Inventories were $122.0 million as of March 31, 2000 compared to $107.8 million as of March 31, 1999, and $100.7 million as of December 31, 1999. The increase in inventory compared to March 31, 1999 was due primarily to higher turfseed and equipment-related inventories while the increase from December 31, 1999 was due primarily to the Company's seasonal build for anticipated sales.

Funding for the asset changes was provided primarily by an increase in accounts payable and an increase in borrowings under the Company's credit facilities. The Company's long-term debt increased to $108.4 million as of March 31, 2000 through additional borrowings under the Company's credit facility. Accounts payable increased to $70.0 million as of March 31, 2000 from $61.4 million as of March 31, 1999 and $33.9 million as of December 31, 1999. The increase in accounts payable from March 1999 to March 2000 was due to inventory purchases related to year to year sales volume increases. The December 1999 to March 2000 increase reflects seasonal supplier deferred payment programs which are due in the second and third quarter of the year.

Outstanding debt under the Company's credit facility was $52.2 million as of March 31, 2000 compared to $30.8 million as of March 31, 1999 and $39.0 million as of December 31, 1999. The Company's revolving credit facility, which will mature on June 30, 2003, provides for maximum unsecured borrowing of $60.0 million with no prepayment penalty. As of March 31, 2000 the Company had $7.8 million available under its credit facility. In February 2000, the Company entered into a short-term note, which will mature on May 31, 2000, that provides for borrowings up to a maximum of $10.0 million to support seasonal working capital needs. The Company had no outstanding debt under the $10.0 million line of credit as of March 31, 2000. The Company believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first three months of 2000 included improvements in the Company's information systems, improvement costs for the Company's fertilizer plant in Sebring, Florida, and improvements to the Company's other manufacturing and distribution facilities.

Year 2000 Compliance
--------------------

The Company still believes it is year 2000-compliant, and no adverse events have occurred. No contingency plans were required to be implemented relating to the year 2000 issue. The costs associated with identifying and remediating known year 2000 problems were not material to the Company's operations.


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

                                         LESCO, INC.





May 4, 2000                              By   /s/ R. Breck Denny
-------------                                 ---------------------------------
                                              R. Breck Denny, Vice-President/
                                              Chief Financial Officer