Form 10-Q
period 2000-06-30
LESCO INC/OH
filed 2000-07-28
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2000               Commission File Number 0-13147
                  -------------                                      -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                            34-0904517
------------------------------          --------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                              44116
----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)

                                 (440) 333-9250
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                             Outstanding at
                    Class                                    July 26, 2000
        --------------------------------                    -----------------
        Common shares, without par value                     8,527,858 shares



                                                            LESCO, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                             June 30             June 30          December 31
(In thousands except share data)                                               2000                1999              1999
                                                                            -----------         ---------         ---------
                                                                                      (unaudited)                 (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                                   $     4,055         $   2,473         $   2,110
     Accounts receivable -- net                                                  91,019            80,874            67,759
     Inventories
         Raw material                                                             5,043             9,890             7,886
         Work in process/finished goods                                         110,449           100,581            92,785
                                                                            -----------         ---------         ---------
         Total Inventories                                                      115,492           110,471           100,671

     Deferred income taxes                                                        1,672             1,852             1,154
     Prepaid expenses and other assets                                            3,111             2,284             5,480
                                                                            -----------         ---------         ---------
         TOTAL CURRENT ASSETS                                                   215,349           197,954           177,174

Property, Plant and Equipment                                                    85,795            75,343            81,573
     Less allowance for depreciation and amortization                           (39,269)          (32,036)          (35,412)
                                                                            -----------         ---------         ---------
         Net Property, Plant and Equipment                                       46,526            43,307            46,161

Other Assets                                                                      8,959             9,084             9,448
                                                                            -----------         ---------         ---------

         TOTAL ASSETS                                                       $   270,834         $ 250,345         $ 232,783
                                                                            ===========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $    72,087         $  69,859         $  33,923
     Other current liabilities                                                   11,939            10,947            10,269
     Current portion of debt                                                      5,100            18,500               100
                                                                            -----------         ---------         ---------
         TOTAL CURRENT LIABILITIES                                               89,126            99,306            44,292

Long-term debt                                                                   80,454            63,743            95,199
Deferred income taxes                                                             2,888             1,967             2,750

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,572,462 shares issued
         and 8,526,858 outstanding at June 30, 2000, 8,458,521
         at June 30, 1999, 8,499,093 at December 31, 1999                           857               846               854
     Paid-in capital                                                             34,131            32,492            33,594
     Retained earnings                                                           65,108            53,126            57,610
     Less treasury shares 45,604 at June 30, 2000, 19,075 at                       (829)              (59)             (684)
         June 30, 1999, 37,317 at December 31, 1999
     Unearned compensation                                                         (901)           (1,076)             (832)
                                                                            -----------         ---------         ---------

         TOTAL SHAREHOLDERS' EQUITY                                              98,366            85,329            90,542
                                                                            -----------         ---------         ---------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                               $   270,834         $ 250,345         $ 232,783
                                                                            ===========         =========         =========






                                              LESCO, INC.
                              CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                               Three Months Ended June 30       Six Months Ended June 30
                                              ---------------------------     ---------------------------

     (In thousands except per share data)        2000              1999           2000            1999
                                              ---------         ---------      ---------       ----------


Net sales                                     $ 158,288         $ 150,716      $ 257,166       $  233,769

Cost of sales                                   102,328            99,524        168,199          153,903
                                              ---------         ---------      ---------       ----------

     GROSS PROFIT ON SALES                       55,960            51,192         88,967           79,866

Warehouse & delivery expense                     12,381            11,115         21,090           19,043
Selling, general & administrative expense        26,302            24,910         51,670           47,345
                                              ---------         ---------      ---------       ----------
                                                 38,683            36,025         72,760           66,388
                                              ---------         ---------      ---------       ----------

     INCOME FROM OPERATIONS                      17,277            15,167         16,207           13,478

Other deductions (income):
     Interest expense                             1,644             1,407          3,662            2,942
     Joint venture results                         (121)               20           (121)             303
     Other - net                                   (806)             (943)        (1,460)          (1,506)
                                              ---------         ---------      ---------       ----------
                                                    717               484          2,081            1,739
                                              ---------         ---------      ---------       ----------

Income Before Income Taxes                       16,560            14,683         14,126           11,739

Income taxes                                      6,600             5,726          5,361            4,578
                                              ---------         ---------      ---------       ----------


     NET INCOME                               $   9,960         $   8,957      $   8,765       $    7,161
                                              =========         =========      =========       ==========



     BASIC EARNINGS PER SHARE                 $    1.18         $    1.07      $    1.04       $     0.85
                                              =========         =========      =========       ==========

     DILUTED EARNINGS PER SHARE               $    1.16         $    1.04      $    1.02       $     0.84
                                              =========         =========      =========       ==========

     CASH DIVIDENDS PER SHARE                 $    0.15 (a)     $    0.14 (b)  $    0.15 (a)   $     0.14 (b)
                                              =========         =========      =========       ==========


(a) Represents a dividend of $0.15 per share declared in June 2000 and paid in July 2000.
(b) Represents a dividend of $0.14 per share declared in June 1999 and paid in June 1999.



                                                         LESCO, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                         Six Months Ended
                                                                                               June 30
                                                                                   ----------------------------------
(In thousands)                                                                       2000                     1999
                                                                                   ---------                ---------

OPERATING ACTIVITIES:
     Net income                                                                    $   8,765                $   7,161
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                 4,419                    3,240
         Increase in accounts receivable                                             (24,867)                 (16,834)
         Provision for uncollectible accounts receivable                               1,607                    1,318
         Increase in inventories                                                     (14,821)                 (23,809)
         Increase in accounts payable                                                 38,164                   33,721
         Increase in other current items                                               3,521                    5,288
         Other                                                                           265                     (105)
                                                                                   ---------                ---------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                             17,053                    9,980

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net                                  (4,489)                  (7,469)
                                                                                   ---------                ---------

     NET CASH USED IN INVESTING ACTIVITIES                                            (4,489)                  (7,469)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                        127,400                   57,400
     Payments on borrowings                                                         (137,145)                 (58,955)
     Issuance of common shares                                                           394                      860
     Cash dividends                                                                   (1,268)                  (1,184)
                                                                                   ---------                ---------

     NET CASH USED IN FINANCING ACTIVITIES                                           (10,619)                  (1,879)
                                                                                   ---------                ---------

Net increase in cash                                                                   1,945                      632

Cash - Beginning of the period                                                         2,110                    1,841
                                                                                   ---------                ---------

     CASH - END OF THE PERIOD                                                      $   4,055                $   2,473
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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended June 30               Six Months Ended June 30
     (In thousands except share data)                 2000               1999                2000                1999
     ---------------------------------------------------------------------------------------------------------------------

Numerator:
   Net Income                                      $    9,960          $    8,957              $8,765              $7,161
Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares                        8,459,063           8,398,410           8,457,288           8,387,504

   Effect of dilutive securities:
     Employee stock options                           123,181             234,379             143,355             177,927
     Restricted shares                                  8,757                                   8,757
                                                    ---------           ---------           ---------           ---------
   Diluted potential common shares                    131,938             234,379             152,112             177,927
   Denominator for diluted
     earnings per share - adjusted
     weighted average share and
     assumed conversions                            8,591,001           8,632,789           8,609,400           8,565,431
Earnings per share
   Basic                                                $1.18               $1.07               $1.04               $0.85
   Diluted                                              $1.16               $1.04               $1.02               $0.84

NOTE C - Segment Information
----------------------------

As a result of the Company's reorganization announced in January 2000, the Company elected to change the reporting of its business segments as of January 1, 2000, and restated its prior years' presentation to conform to the revised segment reporting. The Company changed from one reportable segment to four reportable operating segments to include Product Supply, Lawn Care, Golf and Corporate, which are defined based on management responsibility.

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

The Corporate division includes the administrative functions of the Company, which support the Product Supply, Lawn Care and Golf divisions and include Administration, Finance, Information Services, Legal and Human Resources.

The Company is principally engaged in the manufacturing and marketing of turf care products to the professional sector of the green industry. There are no significant intervening events, which materially affected the financial statements. The Company measures segment profit as operating profit. Net assets is defined as the sum of net accounts receivable, inventory, and net property, plant, and equipment less accounts payable. Management utilizes this information as a basis to calculate the divisional return of capital employed. Depreciation and operating leases for specific Product Supply assets are allocated to Corporate for operating profit measures. Information on segments are as follows (in thousands):




                                                                       For the Three Months Ended June 30, 2000
                                         --------------------------------------------------------------------------------------
                                             Product           Lawn                           Elimination &
                                             Supply            Care              Golf            Corporate       Consolidated
                                         ---------------  ---------------   ---------------  ----------------   ---------------

Net Sales from External Customers                            $ 111,921         $  46,367                          $ 158,288
Intersegment Net Sales                      $ 118,328                                           $(118,328)

Operating Profit                                4,420           16,045             6,058           (9,246)           17,277

Total Assets                                   98,812          101,082            39,628           31,312           270,834

Net Assets                                  $  26,725        $ 101,082         $  39,628        $  13,515         $ 180,950


                                                                       For the Three Months Ended June 30, 1999
                                         -------------------------------------------------------------------------------------
                                             Product            Lawn                           Elimination &
                                             Supply             Care             Golf            Corporate       Consolidated
                                         ---------------    -------------   -------------     ---------------   --------------

Net Sales from External Customers                           $  105,628         $  45,088                          $ 150,716
Intersegment Net Sales                      $  99,863                                           $ (99,863)

Operating Profit                                1,199           15,495             5,378           (6,905)           15,167

Total Assets                                   77,531          109,542            33,457           29,815           250,345

Net Assets                                  $   7,671        $ 109,542         $  33,457        $  14,123         $ 164,793




                                                                       For the Six Months Ended June 30, 2000
                                         --------------------------------------------------------------------------------------
                                             Product           Lawn                           Elimination &
                                             Supply            Care              Golf            Corporate       Consolidated
                                         -------------    -------------     -------------    ---------------   ----------------
Net Sales from External Customers                            $ 188,046         $  69,120                          $ 257,166
Intersegment Net Sales                      $ 179,019                                           $(179,019)

Operating Profit                                3,899           23,482             6,169          (17,343)           16,207

Total Assets                                   98,812          101,082            39,628           31,312           270,834

Net Assets                                  $  26,725        $ 101,082         $  39,628        $  13,515         $ 180,950


                                                                       For the Six Months Ended June 30, 1999
                                         -------------------------------------------------------------------------------------
                                             Product           Lawn                           Elimination &
                                             Supply            Care              Golf           Corporate        Consolidated
                                         ---------------  -------------     -------------    ---------------   ---------------

Net Sales from External Customers                            $ 169,000         $  64,769                          $ 233,769
Intersegment Net Sales                      $ 154,551                                           $(154,551)

Operating Profit                                1,564           19,700             4,852          (12,638)           13,478

Total Assets                                   77,531          109,542            33,457           29,815           250,345

Net Assets                                  $   7,671        $ 109,542         $  33,457        $  14,123         $ 164,793



                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Sales for the second quarter ended June 30, 2000 increased $7.6 million to $158.3 million from $150.7 million in 1999, a 5.0% increase. Sales for the first six months of 2000 increased 10.0% to $257.2 million from $233.8 million in 1999. The increase in sales for both the second quarter and first six months is due primarily to volume increases and selective price increases in the Lawn Care and Golf divisions in 2000 compared to 1999. Net sales for the second quarter and first six months 2000 compared to 1999 increased 18.5% and 15.8% for the Product Supply division, 6.0% and 11.3% for the Lawn Care division and 2.8% and 6.7% for the Golf division respectively.

Gross profit, as a percentage of sales, was 35.4% for the second quarter ended June 30, 2000 compared to 34.0% in 1999. For the first six months, gross profit as a percent of sales was 34.6% in 2000 compared to 34.2% in 1999. Gross profit increases occurred in all major product categories with the exception of equipment for the second quarter and all major product categories for the first six months ended June 30. The increase in gross profit, as a percent of sales, for the second quarter was due primarily to a decrease in purchased costs relating to sales growth incentives (1.4%) and the positive effect of a favorable product mix (.3%). However, the second quarter gross profit increase, as a percent of sales, was reduced due to lower than anticipated production levels associated with the start-up of the NovexTM plant (.6%). The increase in gross profit, as a percent of sales, for the first six months of 2000 was primarily due to a decrease in control product inventory costs relating to sales growth incentives (1.1%) and the effect of a favorable product mix (.5%), which was offset by lower than anticipated production levels associated with the start-up of the NovexTM plant (.7%), and increased reserves for obsolete inventory (.3%).

Delivery and warehouse expenses, as a percent of sales, slightly increased to 7.8% for the second quarter ended June 30, 2000 from 7.4% in the second quarter 1999. This increase is primarily due to a larger reduction of the intracompany delivery and warehousing costs as a result of a higher change in inventory levels for the second quarter 2000 compared to the second quarter 1999. Delivery and warehouse expenses remained relatively unchanged as a percent of sales for the first six months 2000 compared to 1999.

Selling, general and administrative expenses increased by $1.4 million, a 5.6% increase, to $26.3 million for the second quarter 2000 compared to $24.9 million in the second quarter 1999. For the six months ended, selling, general and administrative expenses increased $4.4 million, a 9.1% increase to $51.7 million for 2000 compared to $47.3 million for 1999. As a percent of sales, selling, general and administrative expenses increased slightly for the second quarter and decreased slightly for the six months ended June 30, 2000 to 20.1% compared to 20.3% in 1999. Selling, general and administrative expenses increased, primarily due to an increase in sales and administrative support personnel added in the latter half of 1999 and the first half of 2000 to support the continuing business growth.

Interest expense increased to $1.6 million in the second quarter 2000 from $1.4 million in 1999 and increased to $3.7 million in the first six months 2000 from $2.9 million in 1999. This increase was primarily due to higher average levels of outstanding debt and higher average interest rates in 2000 compared to 1999. In 2000, average borrowings were higher due to higher inventory levels and higher levels of accounts receivable due to early order programs and increased first half 2000 sales.

The Company's share of Commercial Turf Products, Ltd. (CTP), the Company's 50% owned equity investment, income was $170,000 in the second quarter 2000 (prior to elimination) compared to $20,000 loss in the second quarter 1999. For the six months ended June 30, 2000, the Company's share of CTP's income was $619,000 (prior to elimination) compared to a $303,000 loss in 1999. The Company was able to recognize $121,000 of income for both the second quarter and the first six months 2000 as inventory purchased from CTP in 2000 was sold. The remainder of the equity income was eliminated due to the purchased inventory from CTP remaining on hand as of June 30, 2000. The improvement in CTP's performance was primarily attributable to increased production volumes from year to year.

Other-net is primarily customer finance charges which totaled $444,000 in the second quarter 2000 and $625,000 in 1999. For the six months ended June 30, 2000, customer finance charges were $1,080,000 compared to $1,247,000 in 1999. Customer finance charges decreased primarily due to improved collections of early order program receivables, which were due in May and June 2000, compared to 1999.

Income tax expense increased by $874,000, a 15.3% increase, to $6.6 million for the second quarter 2000 compared to $5.7 million in the second quarter 1999. For the first six months ended June 30, 2000, income tax expense increased by $783,000, a 17.1% increase, to $5.4 million compared to $4.6 million in 1999. Income taxes were calculated at 39.6% for 2000 compared to 39% in 1999 due to the impact of projected increased earnings and therefore, rate increases. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $118.3 million for the second quarter 2000 compared to $99.9 million in the second quarter 1999. Net sales were $179.0 million for the first six months 2000, an increase of $24.4 million, compared to $154.6 million in 1999. These increases were due to higher sales volumes to the Lawn Care and Golf divisions to support the seasonal inventory requirements for the first half and projected third quarter sales volumes. Operating profit was $4.4 million for the second quarter 2000 compared to a $1.2 million operating profit for the second quarter 1999 and $3.9 million for the first six months 2000 compared to $1.6 million in 1999. The operating profit increases are due primarily to higher levels of purchased cost savings through vendor rebate programs.

Lawn Care Division - Net sales for the Lawn Care division were $111.9 million for the second quarter 2000 compared to $105.6 million in the second quarter 1999. Net sales were $188.0 million for the first six months 2000, an increase of $19.0 million, compared to $169.0 million in 1999. These increases were due primarily to an increase in service center sales, driven by volume and selective price increases, where same store sales for the second quarter 2000 compared to 1999 were relatively unchanged but were 6.8% higher year to date. Retail sales also had a significant impact on sales in the second quarter 2000 with a 30.1% increase compared to the second quarter 1999 and a 41.3% increase in the first half 2000 compared to 1999. Operating profit was $16.0 million for the second quarter 2000 compared to $15.5 million in the second quarter 1999. For the first six months 2000, operating profit was $23.5 million, a $3.8 million increase over 1999's operating profit of $19.7 million. The operating profit increase was due primarily to increased gross margins due to lower costs and favorable product mix.

Golf Division - Net sales for the Golf division were $46.4 million for the second quarter 2000 compared to $45.1 million in the second quarter 1999. Net sales were $69.1 million for the first six months 2000, an increase of $4.3 million from $64.8 million in 1999. These increases were due primarily to an increase in Stores-on-Wheels sales, driven by volume and selective price increases, for both the second quarter and first half 2000 compared to 1999. Operating profit was $6.1 million for the second quarter 2000 compared to $5.4 million for the second quarter 1999. For the first six months 2000, operating profit was $6.2 million, a $1.3 million increase over 1999's operating profit of $4.9 million. The operating profit increases were due primarily to increased gross margin and decreased selling, general and administrative costs as a percent of sales.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, total assets of the Company were $270.8 million compared to $250.3 million as of June 30, 1999 and $232.8 million as of December 31, 1999. The asset increase from June 30, 1999 to June 30, 2000 is primarily related to working capital increases and increases in property, plant and equipment, while the increase from December 31, 1999 is due primarily to seasonality of the business. Net accounts receivable were $91.0 million as of June 30, 2000 compared to $80.9 million as of June 30, 1999, a 12.5% increase and $67.8 million as of December 31, 1999, a 34.3% increase. Compared to a year ago, net accounts receivable increase was due primarily to an increase in accounts receivable trade of 8.3% which was less than a 10.5% sales increase which is primarily due to the improved focus on the management and collection of trade receivables. The additional increase in net accounts receivable is due to other receivables relating to an increase in vendor sales growth incentive programs. The increase in net accounts receivable from December 31, 1999 to June 30, 2000 reflect the business seasonality. Inventories were $115.5 million as of June 30, 2000 compared to $110.5 million as of June 30, 1999, and $100.7 million as of December 31, 1999. The increase in inventory compared to June 30, 1999 was due primarily to higher turfseed and equipment-related inventories while the increase from December 31, 1999 was due primarily to the Company's seasonal build for anticipated sales.

Funding for the asset changes was provided primarily by an increase in accounts payable and an increase in borrowings under the Company's credit facilities. The Company's long-term debt increased to $80.5 million as of June 30, 2000 compared to $63.7 million as of June 30, 1999, through additional borrowings under the Company's credit facility. Accounts payable increased to $72.1 million as of June 30, 2000 from $69.9 million as of June 30, 1999 and $33.9 million as of December 31, 1999. The increase in accounts payable from June 1999 to June 2000 was due primarily to inventory purchases related to year to year sales volume increases. The December 1999 to June 2000 increase reflects seasonal supplier deferred payment programs which are due in the third quarter of the year.

Outstanding debt under the Company's credit facility was $29.3 million as of June 30, 2000 compared to $18.4 million as of June 30, 1999 and $39.0 million as of December 31, 1999. The Company's revolving credit facility, which will mature on June 30, 2003, provides for maximum unsecured borrowing of $60.0 million with no prepayment penalty. As of June 30, 2000, the Company had $30.7 million under its bank credit facility. The current portion of debt decreased in June 2000 compared to June 1999 as a result of the Company completing the renewal of its revolving credit facility in the third quarter of 1999. The current portion of debt increased in June 2000 compared to December 1999 as a result of a June 2001 due date for a portion of the Company's private placement debt. The Compan believes its current borrowing capacity is adequate for the foreseeable future.

Capital expenditures for the first six months of 2000 included improvements in the Company's information systems, investment costs in the Company's NovexTM fertilizer plant in Disputanta, Virginia, improvement costs for the fertilizer plant in Sebring, Florida, and improvements to the Company's other manufacturing and distribution facilities.

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

Forward-Looking Statements
--------------------------

Certain statements included in the report are forward-looking statements that are based on management's current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as "anticipate," "estimate," "project," "may," "will" or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 24, 2000, the Registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

          Election of Directors for a One-Year Term
          -----------------------------------------

                                            Votes "For"        Votes "Withheld"
                                            -----------        ----------------

Ronald Best                                  7,192,741             494,310
Drexel Bunch                                 7,192,491             494,560
Robert F. Burkhardt                          7,195,199             491,852
J. Martin Erbaugh                            7,194,341             492,710
William A. Foley                             7,194,089             492,962
Michael E. Gibbons                           7,190,120             496,931
Lee C. Howley                                7,193,841             493,210
Christopher H. B. Mills                      7,192,241             494,810
Robert B. Stein, Jr.                         7,190,463             496,588
David L. Swift                               7,191,737             495,314


          Approval of LESCO, Inc. 2000 Stock Incentive Plan
          -------------------------------------------------

                                        Votes "For"        Votes "Against"        Votes "Withheld"     Votes "Non-Voted"
                                        -----------        ---------------        ----------------     -----------------

2000 Stock Incentive Plan                4,820,255             713,308                64,398              2,089,090



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





July 27, 2000                         By   /s/ R. Breck Denny
---------------                            -------------------------------
                                           R. Breck Denny, Vice-President/
                                           Chief Financial Officer