Form 10-Q
period 2000-09-30
LESCO INC/OH
filed 2000-11-13
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2000              Commission File Number 0-13147
                  ------------------                                     -------

                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                         34-0904517
--------------------------------         ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

           20005 Lake Road
           Rocky River, Ohio                               44116
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (440) 333-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                         Outstanding at
                     Class                               November 9, 2000
        --------------------------------                 ----------------
        Common shares, without par value                 8,569,724 shares

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30       September 30        December 31
(In thousands except share data)                                         2000               1999               1999
                                                                    ---------------    ---------------    ---------------
                                                                                 (unaudited)                  (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                           $         2,653    $         2,937    $         2,110
     Accounts receivable -- net                                              91,619             81,067             67,759
     Inventories
         Raw material                                                         8,154              9,063              7,886
         Work in process/finished goods                                     102,014            106,424             92,785
                                                                    ---------------    ---------------    ---------------
         Total Inventories                                                  110,168            115,487            100,671

     Deferred income taxes                                                    1,919              1,727              1,154
     Prepaid expenses and other assets                                        2,921              2,453              5,480
                                                                    ---------------    ---------------    ---------------
         TOTAL CURRENT ASSETS                                               209,280            203,671            177,174

Property, Plant and Equipment                                                89,056             80,091             81,573
     Less allowance for depreciation and amortization                       (41,869)           (33,691)           (35,412)
                                                                    ---------------    ---------------    ---------------
         Net Property, Plant and Equipment                                   47,187             46,400             46,161

Other Assets                                                                 10,137              8,899              9,448
                                                                    ---------------    ---------------    ---------------

         TOTAL ASSETS                                               $       266,604    $       258,970    $       232,783
                                                                    ===============    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $        51,408    $        54,017    $        33,923
     Other current liabilities                                               13,009             12,540             10,269
     Current portion of  debt                                                 5,100                100                100
                                                                    ---------------    ---------------    ---------------
         TOTAL CURRENT LIABILITIES                                           69,517             66,657             44,292

Long-term debt                                                               91,129             99,021             95,199
Deferred income taxes                                                         2,959              1,650              2,750

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,615,328 shares issued
         and 8,569,724 outstanding at September 30, 2000,
         8,444,763 at September 30, 1999,  8,499,093 at                         862                851                854
         December 31, 1999
     Paid-in capital                                                         34,710             33,004             33,594
     Retained earnings                                                       69,352             58,922             57,610
     Less treasury shares 45,604 at September 30, 2000, 19,075 at              (829)               (59)              (684)
         September 30, 1999, 37,317 at December 31, 1999
     Unearned compensation                                                   (1,096)            (1,076)              (832)
                                                                    ---------------    ---------------    ---------------

         TOTAL SHAREHOLDERS' EQUITY                                         102,999             91,642             90,542
                                                                    ---------------    ---------------    ---------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                       $       266,604    $       258,970    $       232,783
                                                                    ===============    ===============    ===============

                                   LESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              Three Months Ended September 30       Nine Months Ended September 30
                                            ----------------------------------    ----------------------------------

     (In thousands except per share data)        2000               1999               2000               1999
                                            ---------------    ---------------    ---------------    ---------------


Net sales                                   $       139,640    $       130,938    $       396,806    $       364,707

Cost of sales                                        93,562             86,563            261,761            240,464
                                            ---------------    ---------------    ---------------    ---------------

     GROSS PROFIT ON SALES                           46,078             44,375            135,045            124,243

Warehouse & delivery expense                         11,421              9,312             32,511             28,356
Selling, general & administrative expense            26,982             24,715             78,652             72,061
                                            ---------------    ---------------    ---------------    ---------------
                                                     38,403             34,027            111,163            100,417
                                            ---------------    ---------------    ---------------    ---------------

     INCOME FROM OPERATIONS                           7,675             10,348             23,882             23,826

Other deductions (income):
     Interest expense                                 1,547              1,561              5,209              4,504
     Joint venture results                             (173)               573               (294)               875
     Other - net                                       (795)            (1,285)            (2,255)            (2,790)
                                            ---------------    ---------------    ---------------    ---------------
                                                        579                849              2,660              2,589
                                            ---------------    ---------------    ---------------    ---------------

Income Before Income Taxes                            7,096              9,499             21,222             21,237

Income taxes                                          2,851              3,702              8,212              8,280
                                            ---------------    ---------------    ---------------    ---------------


     NET INCOME                             $         4,245    $         5,797    $        13,010    $        12,957
                                            ===============    ===============    ===============    ===============



     BASIC EARNINGS PER SHARE               $          0.50    $          0.69    $          1.54    $          1.54
                                            ===============    ===============    ===============    ===============

     DILUTED EARNINGS PER SHARE             $          0.49    $          0.68    $          1.51    $          1.51
                                            ===============    ===============    ===============    ===============

     CASH DIVIDENDS PER SHARE                                                     $          0.15(a) $          0.14(b)
                                                                                  ===============    ===============


(a)  Represents a dividend of $0.15 per share declared in June 2000 and paid in July 2000.
(b)  Represents a dividend of $0.14 per share declared and paid in June 1999.

                                   LESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                              Nine Months Ended
                                                                September 30
                                                           ----------------------
(In thousands)                                                2000         1999
                                                           ---------    ---------

OPERATING ACTIVITIES:
     Net income                                            $  13,010    $  12,957
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Depreciation and amortization                         6,641        4,993
         Increase in accounts receivable                     (26,097)     (18,189)
         Provision for uncollectible accounts receivable       2,303        2,480
         Increase in inventories                              (9,293)     (28,825)
         Increase in accounts payable                         17,391       17,879
         Increase in other current items                       3,376        6,838
         Other                                                  (146)         (33)
                                                           ---------    ---------

     NET CASH PROVIDED (USED) IN
     OPERATING ACTIVITIES                                      7,185       (1,900)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net          (6,912)     (12,315)
                                                           ---------    ---------

     NET CASH USED IN INVESTING ACTIVITIES                    (6,912)     (12,315)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                207,100      167,400
     Payments on borrowings                                 (206,170)    (152,077)
     Issuance of common shares                                   604        1,172
     Cash dividends                                           (1,268)      (1,184)
                                                           ---------    ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   266       15,311
                                                           ---------    ---------

Net increase in cash                                             543        1,096

Cash - Beginning of the period                                 2,110        1,841
                                                           ---------    ---------

     CASH - END OF THE PERIOD                              $   2,653    $   2,937
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

NOTE B - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended        Nine Months Ended
                                           September 30              September 30
(In thousands except share data)         2000        1999         2000         1999
--------------------------------------------------------------------------------------
Numerator:
   Net Income                        $    4,245   $    5,797   $   13,010   $   12,957
Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares          8,479,438    8,436,974    8,464,671    8,403,994
   Effect of dilutive securities:
     Employee stock options             170,082      127,825      152,264      161,226
     Restricted shares                   15,274                     9,826
                                     -------------------------------------------------
   Diluted potential common shares      185,356      127,825      162,090      161,226
   Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions              8,664,794    8,564,799    8,626,761    8,565,220
Earnings per share

   Basic                             $      .50   $      .69   $     1.54   $     1.54
   Diluted                           $      .49   $      .68   $     1.51   $     1.51

NOTE C - Segment Information
----------------------------

As a result of the Company's structural reorganization announced in January 2000, the Company elected to change the reporting of its business segments as of January 1, 2000, and restated its prior years' presentation to conform to the revised segment reporting. The Company changed from one reportable segment to four reportable operating segments to include Product Supply, Lawn Care, Golf and Corporate, which are defined based on management responsibility.

The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and turfgrass seed and is also responsible for purchasing raw materials in addition to purchasing and distributing turf protection products, turf care equipment and related parts, and golf course accessories. The Product Supply division sells exclusively to the Lawn Care and Golf divisions of the Company.

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

The Golf division markets and sells its products to private and public golf courses and other customers having large turf areas through company salesmen who operate a fleet of 75 LESCO Stores-on-Wheels(R). The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and equipment. These Stores-on-Wheels are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally principally through foreign distributors.

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

                                             For the Three Months Ended September 30, 2000
                                    --------------------------------------------------------------
                                     Product       Lawn               Elimination &
                                      Supply       Care        Golf      Corporate    Consolidated
                                    ----------  ---------    ---------   ---------    ------------

Net Sales from External Customers               $  92,513    $  47,127                $ 139,640
Intersegment Net Sales              $  58,125                            $ (58,125)

Operating Profit                          984      10,706        5,007      (9,022)       7,675

Total Assets                           98,552      96,501       38,897      32,654      266,604

Net Assets                          $  47,144   $  96,501    $  38,897   $  15,024    $ 197,566

                                             For the Three Months Ended September 30, 1999
                                    --------------------------------------------------------------
                                     Product       Lawn               Elimination &
                                      Supply       Care        Golf      Corporate    Consolidated
                                    ----------  ---------    ---------   ---------    ------------

Net Sales from External Customers               $  85,185    $  45,753                $ 130,938
Intersegment Net Sales              $  89,332                            $ (89,332)

Operating Profit                        3,047       9,352        4,504      (6,555)      10,348

Total Assets                           84,716     108,947       34,004      31,303      258,970

Net Assets                          $  30,699   $ 108,947    $  34,004   $  15,287    $ 188,937

                                              For the Nine Months Ended September 30, 2000
                                    --------------------------------------------------------------
                                     Product       Lawn               Elimination &
                                      Supply       Care        Golf      Corporate    Consolidated
                                    ----------  ---------    ---------   ---------    ------------

Net Sales from External Customers               $ 280,561    $ 116,245                $ 396,806
Intersegment Net Sales              $ 237,144                            $(237,144)

Operating Profit                        4,879      34,191       11,171     (26,359)      23,882

Total Assets                           98,552      96,501       38,897      32,654      266,604

Net Assets                          $  47,144   $  96,501    $  38,897   $  15,024    $ 197,566

                                              For the Nine Months Ended September 30, 1999
                                    --------------------------------------------------------------
                                     Product       Lawn               Elimination &
                                      Supply       Care        Golf      Corporate    Consolidated
                                    ----------  ---------    ---------   ---------    ------------


Net Sales from External Customers               $ 252,884    $ 111,823                $ 364,707
Intersegment Net Sales              $ 243,883                            $(243,883)

Operating Profit                        4,612      28,741        9,668     (19,195)      23,826

Total Assets                           84,716     108,947       34,004      31,303      258,970

Net Assets                          $  30,699   $ 108,947    $  34,004   $  15,287    $ 188,937

NOTE D - Purchase of Southern Golf Products, Inc.
-------------------------------------------------

On August 28, 2000, a wholly owned subsidiary of the Company completed the asset purchase of Southern Golf Products, Inc., located in Peachtree City, Georgia, for $375,000 in Company common shares and $900,000 in former advances to Southern Golf Products, Inc. Southern Golf is one of the nation's leading producers of golf accessories including custom embroidered and silk screened flags, flag sticks, tee markers, signage, uniforms and promotional apparel. The asset purchase included working capital and other manufacturing equipment and golf accessory assets.

                                   LESCO, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Net sales for the third quarter ended September 30, 2000 increased $8.7 million to $139.6 million from $130.9 million in 1999, a 6.6% increase. Net sales for the first nine months of 2000 increased 8.8% to $396.8 million from $364.7 million in 1999. The increase in net sales for both the third quarter and first nine months is due primarily to volume increases. Net sales for the third quarter and first nine months 2000 compared to 1999 decreased 34.9% and 2.8% for the Product Supply division, increased 8.6% and 10.9% for the Lawn Care division and increased 3.0% and 4.0% for the Golf division respectively.

Gross profit, as a percentage of sales, was 33.0% for the third quarter ended September 30, 2000 compared to 33.9% in 1999. For the first nine months, gross profit as a percent of sales was 34.0% in 2000 compared to 34.1% in 1999. Gross profit increases occurred in all major product categories with the exception of equipment for the third quarter and for the first nine months ended September
30. The decrease in gross profit, as a percent of sales, for the third quarter was primarily due to lower than anticipated production levels associated with the start-up of the Novex(TM) plant (.4%), increased costs in the other manufacturing plants (.3%), a decrease in vendor sales growth incentives (.9%), and increased costs relating to the impact of the TriDelta, Inc, consolidation in 1999 (.4%). The gross profit decrease was slightly offset by the positive effect of a favorable product mix (.5%) and selective price increases to both lawncare and golf customers (.8%). The decrease in gross profit, as a percent of sales, for the first nine months of 2000 was primarily due to lower than anticipated production levels associated with the start-up of the Novex(TM) plant (.6%), increased costs in the other manufacturing plants (.5%), and increased reserves for obsolete inventory (.2%), which were slightly offset by positive effect of product mix (.6%), cost effect (.5%) and selective price increases (.2%).

Delivery and warehouse expenses, as a percent of sales, increased to 8.2% for the third quarter ended September 30, 2000 from 7.1% in the third quarter 1999. For the first nine months, delivery and warehouse expenses, as a percent of sales, were 8.2% in 2000 compared to 7.8% in 1999. The increase for the third quarter as well as for the nine months ended September 30 is primarily due to increased outside delivery expenses relating to shipments of inventory from our warehouses directly to our customers which was directly impacted by the mix of sales that occurred in addition to increased energy costs.

Selling, general and administrative expenses increased by $2.3 million, a 9.2% increase, to $27.0 million for the third quarter 2000 compared to $24.7 million in the third quarter 1999. For the nine months ended, selling, general and administrative expenses increased $6.6 million, a 9.1% increase to $78.7 million for 2000 compared to $72.1 million for 1999. As a percent of sales, selling, general and administrative expenses increased slightly for the third quarter to 19.3% compared to 18.9% in 1999 and remained relatively unchanged at 19.8% for both the nine months ended September 30, 2000 and 1999. The expense increases for both the third quarter and the first nine months were primarily attributable to an increase in sales and administrative support personnel added in the last quarter of 1999 and the first nine months of 2000 to support the continuing business growth. Also impacting the third quarter and first nine months of 2000 were $315,000 of non-recurring costs associated with an acquisition that was not completed.

Interest expense decreased to $1.5 million in the third quarter 2000 from $1.6 million in 1999 and increased to $5.2 million in the first nine months 2000 from $4.5 million in 1999. The increase for the first nine months was primarily due to higher average levels of outstanding debt and higher average interest rates in 2000 compared to 1999. In 2000, average borrowings were higher due to larger working capital needs associated with the growth of the business.

Commercial Turf Products, Ltd. (CTP), the Company's 50% owned equity investment, loss was $634,000 in the third quarter 2000 compared to $1,145,000 loss in the third quarter 1999. For the nine months ended September 30, 2000, CTP's income was $604,000 compared to a $1,750,000 loss in 1999. The Company was able to recognize $173,000 of income for the third quarter and $294,000 for the first nine months 2000 as inventory purchased from CTP was sold, compared to $573,000 loss for the third quarter 1999 and $875,000 loss for the first nine months 1999. The remainder of the equity income for 2000 was eliminated due to the purchased inventory from CTP remaining on hand as of September 30, 2000. The improvement in CTP's performance was primarily attributable to increased production volumes from year to year.

Other-net is primarily customer finance charges which totaled $726,000 in the third quarter 2000 and $1,014,000 in 1999. For the nine months ended September 30, 2000, customer finance charges were $1,807,000 compared to $2,261,000 in 1999. Customer finance charges decreased primarily due to improved receivables management and the outsourcing of the Company's equipment financing programs.

Income tax expense decreased by $851,000, a 23.0% decrease, to $2.9 million for the third quarter 2000 compared to $3.7 million in the third quarter 1999. For the first nine months ended September 30, 2000, income tax expense remained relatively unchanged compared to 1999. Income taxes were calculated at 39.6% for 2000 compared to 39% in 1999 due to the impact of projected increased earnings and therefore, income tax rate increases. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $58.1 million for the third quarter 2000 compared to $89.3 million in the third quarter 1999. Net sales were $237.1 million for the first nine months of 2000, a decrease of $6.8 million, compared to $243.9 million in 1999. The decrease for the third quarter 2000 as well as for the nine months ended September 30, were due to lower sales volumes to the Lawn Care and Golf divisions to help support the Company's overall strategy to reduce inventory levels. Operating profit was $984,000 for the third quarter 2000 compared to a $3.0 million operating profit for the third quarter 1999 and $4.9 million for the first nine months of 2000 compared to $4.6 million in 1999. The operating profit decrease in the third quarter is due primarily to lower intercompany sales and the timing of the recognition of purchased cost savings through vendor incentive programs from quarter to quarter. The operating profit increase for the first nine months of 2000 compared to 1999 is attributable to year to date increased purchased cost savings through vendor incentive programs.

Lawn Care Division - Net sales for the Lawn Care division were $92.5 million for the third quarter 2000 compared to $85.2 million in the third quarter 1999. Net sales were $280.6 million for the first nine months of 2000, an increase of $27.7 million, compared to $252.9 million in 1999. These increases were due primarily to an increase in service center sales, driven by volume and selective price increases, where same store sales for the third quarter 2000 compared to 1999 were 2.9% higher and were 5.4% higher for the first nine months of 2000 compared to 1999. Retail sales also had a significant impact on sales in the third quarter 2000 with a 22.6% increase compared to the third quarter 1999 and a 35.5% increase in the first nine months of 2000 compared to 1999. Operating profit was $10.7 million for the third quarter 2000 compared to $9.4 million in the third quarter 1999. For the first nine months of 2000, operating profit was $34.2 million, a $5.5 million increase over 1999's operating profit of $28.7 million. The operating profit increase was due primarily to increased gross margins due to selective price increases, lower costs and favorable product mix.

Golf Division - Net sales for the Golf division were $47.1 million for the third quarter 2000 compared to $45.8 million in the third quarter 1999. Net sales were $116.2 million for the first nine months 2000, an increase of $4.4 million from $111.8 million in 1999. These increases were due primarily to an increase in Stores-on-Wheels sales, driven by volume and selective price increases, for both the third quarter and first nine months of 2000 compared to 1999. Operating profit was $5.0 million for the third quarter 2000 compared to $4.5 million for the third quarter 1999. For the first nine months of 2000, operating profit was $11.2 million, a $1.5 million increase over 1999's operating profit of $9.7 million. The operating profit increases were due primarily to increased gross margins due to selective price increases, a favorable product mix and a slight reduction of selling, general and administrative costs as a percent of sales.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, total assets of the Company were $266.6 million compared to $259.0 million as of September 30, 1999 and $232.8 million as of December 31, 1999. The asset increase from September 30, 1999 to September 30, 2000 is primarily related to an increase in accounts receivable, property, plant and equipment and other assets, which were slightly offset by a decrease in inventories. The increase from December 31, 1999 is due primarily to the seasonality of the business. Net accounts receivable were $91.6 million as of September 30, 2000 compared to $81.1 million as of September 30, 1999, a 13.0% increase and $67.8 million as of December 31, 1999, a 35.2% increase. Compared to a year ago, net accounts receivable increase was due primarily to an increase in accounts receivable trade of 9.5% which is primarily due to a $3.5 million sales increase from September 1999 to September 2000 along with an increase in early order sales programs. The additional increase in net accounts receivable is primarily due to other receivables relating to vendor sales growth incentive programs. The increase in net accounts receivable from December 31, 1999 to September 30, 2000 reflects the businesses seasonality in addition to the increase in customer early order sales programs. Other assets were $10.1 million as of September 30, 2000 compared to $8.9 million as of September 30, 1999 and $9.4 million as of December 31, 1999. The increase in other assets is primarily attributable to an increase in goodwill in association with the asset purchase of Southern Golf Products, Inc. which took place in August 2000. Inventories were $110.1 million as of September 30, 2000 compared to $115.5 million as of September 30, 1999, and $100.7 million as of December 31, 1999. The decrease in inventory compared to September 30, 1999 was due primarily to lower turfseed inventory due to deferred turfseed receipts compared to 1999, which was offset slightly by higher equipment-related inventories. The increase of inventories from December 31, 1999 was due primarily to the Company's seasonal build for anticipated sales.

Funding for the asset changes was provided primarily from borrowings under the Company's credit facilities. The Company's debt was $96.2 million as of September 30, 2000 compared to $99.1 million as of September 30, 1999 and $95.3 million as of December 31, 1999. Accounts payable decreased to $51.4 million as of September 30, 2000 from $54.0 million as of September 30, 1999 and $33.9 million as of December 31, 1999. The decrease in accounts payable from September 1999 to September 2000 relates primarily to the decrease in inventory purchases. The increase in accounts payable from December 1999 to September 2000 is primarily related to seasonality.

Outstanding debt under the Company's credit facility was $40.0 million as of September 30, 2000 compared to $42.8 million as of September 30, 1999 and $39.0 million as of December 31, 1999. The Company's revolving credit facility, which will mature on June 30, 2003, provides for maximum unsecured borrowing of $60.0 million with no prepayment penalty. As of September 30, 2000, the Company had $20.0 million under its bank credit facility. The current portion of debt increase in September 2000 compared to September 1999 and December 1999 is a result of a June 2001 maturity of a portion of the Company's private placement debt. The Company believes its current borrowing capacity is adequate for its needs into the foreseeable future.

Capital expenditures for the first nine months of 2000 included improvements in the Company's information systems, investment costs in the Company's Novex(TM) fertilizer plant in Disputanta, Virginia, improvement costs for the fertilizer plant in Sebring, Florida, and improvements to the Company's other manufacturing and distribution facilities.

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

Item 5 - Other Information
--------------------------

The Company has entered into a 15 year and three month lease with two five-year renewal options commencing on October 15, 2000 for its new corporate headquarters located in Strongsville, Ohio. Monthly base rent payments begin on January 15, 2001 with an initial annual base rent of approximately $1.0 million. The Company is currently marketing for sale its existing corporate headquarters building located in Rocky River, Ohio.

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

                                          LESCO, INC.





November 9, 2000                             By  /s/ R. Breck Denny
-----------------                                ------------------
                                                 R. Breck Denny, Vice-President/
                                                    Chief Financial Officer