Form 10-K
period 2000-12-31
LESCO INC/OH
filed 2001-03-27
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000         Commission File No. 0-13147

                                   LESCO, INC.

             (Exact name of registrant as specified in its charter)

                 Ohio                                34-0904517
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

          15885 Sprague Road,                          44136
          Strongsville, Ohio                         (Zip Code)
(Address of principal executive offices)

                                 (440) 783-9250
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered

                None                                 Not Applicable
            ------------                          --------------------

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

Aggregate market value of Common Shares held by nonaffiliates on March 20, 2001: approximately $78,175,000.

Number of Common Shares outstanding on March 20, 2001:  8,615,828.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001 (the "Proxy Statement") are incorporated by reference in Part III.

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

BASIS OF REPORTABLE SEGMENTS

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

The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and turfgrass seed and is also responsible for purchasing raw materials in addition to purchasing and distributing turf protection products, turf care equipment and related parts, and golf course accessories. The Product Supply division sells exclusively to the Lawn Care and Golf divisions of the Company. However, to more fully utilize production capacity, Product Supply occasionally manufactures for third parties.

The Lawn Care division operates 232 LESCO Service Centers(R), which enable the Company to market its products on a localized basis. The primary products sold by the Lawn Care division are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell its products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This division also markets and sells its products to large national and regional lawn care customers through a separate group of sales representatives. This division distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Professional Turf Products, TruGreen, ChemLawn and Barefoot.

The Golf division markets and sells its products to private and public golf courses and other customers having large turf areas through Company salesmen who operate a fleet of 78 LESCO Stores-on-Wheels(R). The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and equipment. These Stores-on-Wheels are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally, principally through foreign distributors.

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

                                                              FOR THE YEAR ENDED DECEMBER 31, 2000

                                           PRODUCT                                         CORPORATE &
                                            SUPPLY          LAWN CARE          GOLF        ELIMINATION    CONSOLIDATED
                                     ---------------------------------------------------------------------------------

 NET SALES TO EXTERNAL CUSTOMERS                           $  350,862      $  148,781                      $  499,643
 INTERSEGMENT NET SALES                  $   294,555                                      $  (294,555)

 OPERATING PROFIT                              2,380           35,835          11,624         (33,454)         16,385


 TOTAL ASSETS                                 93,747           85,225          32,663          33,258         244,893


 NET ASSETS                                   60,443           85,225          32,663          15,141         193,472




                                                              FOR THE YEAR ENDED DECEMBER 31, 1999

                                           PRODUCT                                         CORPORATE &
                                            SUPPLY          LAWN CARE          GOLF        ELIMINATION    CONSOLIDATED
                                     ---------------------------------------------------------------------------------

 NET SALES TO EXTERNAL CUSTOMERS                           $  315,972      $  144,382                      $  460,354
 INTERSEGMENT NET SALES                  $   308,773                                      $  (308,773)


 OPERATING PROFIT                              4,870           31,023          10,571         (23,979)         22,485


 TOTAL ASSETS                                 77,133           90,090          33,061          32,499         232,783


 NET ASSETS                                   43,210           90,090          33,061          14,307         180,668


Segment information for periods prior to 1999 is not presented because it is impracticable to prepare the information.

PRODUCTS

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

         Sales by product line for the years ended December 31, 2000, 1999, and 1998 are as follows:


                                                                Year Ended December 31
                                    ---------------------------------------------------------------------------
                                                               (Net sales in thousands)
                                              2000                       1999                       1998
                                    ----------------------      ---------------------      --------------------
                                    Net Sales      Percent      Net Sales     Percent      Net Sales    Percent
                                    ---------      -------      ---------     -------      ---------    -------

Consumable goods                    $420,793        84.2%      $385,395        83.7%      $351,316       84.3%

Hard goods                            78,850        15.8%        74,959        16.3%        65,422       15.7%
                                    --------       ------      --------       ------      --------      ------

Total                               $499,643       100.0%      $460,354       100.0%      $416,738      100.0%
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

         In early 2000, the Company introduced a new, state-of-the-art line of "smart" fertilizers that is sold under the brand name NovexTM. The Company acquired exclusive worldwide rights to this new patented technology in early 1999. Novex is a homogeneous, uncoated product that permits uniform dispersion of its nutrients into the soil over a controlled time period scientifically selected to achieve optimum performance. This new product line is designed for professional turf care managers and, because of its broad range of applications, will position the Company to enter additional markets such as nurseries, forestries, fisheries, and specialty agriculture applications for high crop value.

         TURFGRASS SEED. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool season grasses and in California for warm season grasses. In 2001, the Company has more than 40,000 production acres under contract in these regions. The Company's seed line includes 32 proprietary varieties as well as 28 standard blends and mixtures.

HARD GOODS

         EQUIPMENT AND ACCESSORIES. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. the Company's 50-50 joint venture. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools produced by third parties and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in Service Centers. The Company has a contract with a third party for the distribution of all parts. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

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

MARKETING AND DISTRIBUTION

         LESCO SERVICE CENTERS(R). The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company had 232 Service Centers in operation as of December 31, 2000. The Company does not plan to open any Service Centers in 2001. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

         LESCO STORES-ON-WHEELS(R). The Company markets its products to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of 75 Stores-on-Wheels consisting of 10 step vans and 65 tractor trailers as of December 31, 2000. These trucks are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Company has added 3 Stores-on-Wheels for a total of 78 as of March 2001.

         CONVENTIONAL SALES FORCE. The Company's conventional sales representatives are strategically located in the various markets served by the Company and sell to large customers such as national and regional lawn care companies. Sales through this distribution channel typically generate lower gross margins than the Service Centers and Stores-on-Wheels.

         OTHER. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company's outside sales forces. The Company distributes selected products through Home Depot stores in the South, Mid-Atlantic and Northeast areas of the country. The Company sells a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Professional Turf Products, TruGreen, Chemlawn and Barefoot. In addition, the Company markets its products internationally principally through foreign distributors.

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

MANUFACTURING AND SUPPLIERS

         FERTILIZERS AND COMBINATION PRODUCTS. Poly Plus(R) sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and retard the release of nutrients. Uncoated fertilizers are blended in accordance with Company or customer specifications. Combination products are processed by impregnating fertilizers with technical grade herbicides, insecticides or fungicides. NovexTM fertilizers are a homogenous, uncoated, control released product manufactured by using the patented technology. Raw materials used in the manufacture of fertilizer are nitrogen, phosphorus, potash and sulfur.

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

         The Company also sells golf course accessories, which are manufactured by various contractors with tooling, dies, and molds owned by the Company. In August 2000, the Company acquired assets of Southern Golf Products, Inc., including product lines consisting of custom made embroidered and silk-screened flags, flagpoles, tee markers, signage, uniforms and promotional apparel.

         SOURCES OF SUPPLY. It is the Company's policy to identify and use multiple sources of supply or acceptable substitutes for all raw materials used by the Company in manufacturing its products. The only exception to this policy is the Company's purchase of proprietary products.

COMPETITION

         The Company competes with a number of companies within each of its product lines including national, regional and local distributors, turf care product manufacturers and retailers such as mass merchandisers, local nurseries and hardware stores. Some of these national competitors have greater name brand recognition than the Company. The Company's principal competitors for its turf control, fertilizer and grass seed product lines include Andersons, Simplot Partners, Lebanon, Scotts, ProSource One and United Horticultural Supply. The Company's principal competitors for equipment are John Deere, Textron, Scag and Toro. The Company, however, believes that it is the only national company that supplies and sells a full range of products directly to the commercial user. The Company competes primarily on the basis of service to customers and product quality, selection and price.

SEASONALITY AND BACKLOG

         The Company's business is seasonal because the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Nationwide, demand for the Company's products is generally greatest during the second quarter of its fiscal year.

         The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company's backlog as of December 31, 2000 and 1999 was $6,920,000 and $6,552,000, respectively.

EMPLOYEES

         As of December 31, 2000, the Company had 1,474 full-time employees, of which 423 were involved in manufacturing and warehouse operations, 635 in sales-related activities and 416 in management and administration. Of the total number of full-time employees, 884 were salaried and 590 were hourly employees. 121 employees at the Company's Martins Ferry facility were represented by a union. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

ENVIRONMENTAL MATTERS

         Turf control products sold by the Company are subject to registration by the Environmental Protection Agency (the "EPA") and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While the Company generally believes its turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge the Company's labeling or advertising materials.

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

         Because of the nature of the Company's business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company's policy to provide for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. The Company had $200,000 of reserves for environmental matters at December 31, 2000.

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

Item 2.  PROPERTIES

         The Company owned its principal executive office building, until it moved to a leased facility on February 9, 2001, and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand. The Company maintains sales offices at each of the following locations, including its executive offices. Detail by location as of December 31, 2000 is as follows:


Location (1)                             Principal Use                                     Square Feet    Status
------------                             -------------                                     -----------    ------

Rocky River, OH               Former executive offices                                         41,000     Owned(2)

Avon Lake, OH                 Blending of grass seed and distribution center and              139,000     Owned
                              general office space

Charlotte, NC                 Distribution center for various products                         76,800     Leased(3)

Disputana, VA                 Manufacturing facility and distribution center for Novex         36,700     Leased(4)
                              fertilizers

Hatfield, MA                  Manufacturing facility and distribution center for               77,000     Owned
                              fertilizers and turf control products, and blending of
                              turf grass seed

Hamilton, NJ                  Distribution center for various products                        100,000     Leased(5)



Martins Ferry, OH             Manufacturing facility and distribution center for              234,000     Owned(6)
                              fertilizers, including sulfur-coated fertilizers, and
                              turf control products

Peachtree City, GA            Production and distribution of golf course accessories           32,650     Leased(7)

Pittsburgh, PA                Former distribution center for various products                 131,000     Leased(8)

Sebring, FL                   Manufacturing facility for fertilizers and combination          276,000     Owned/
                              products and distribution center for principal products                     Leased(9)

Silverton, OR                 Blending of grass seed and distribution center                   66,200     Leased(10)

Stockton, CA                  Manufacturing facility and distribution center for               32,000     Owned/
                              fertilizers and turf control products                                       Leased(11)

Strongsville, OH              Executive offices                                                94,400     Leased(12)

Wellington, OH                Former distribution center for various products                  60,000     Owned

Windsor, NJ                   Land and building previously used as a distribution              37,000     Owned
                              center for principal products


(1) Does not include Service Centers or Stores-on-Wheels. As of December 31, 2000, the Company operated Service Centers in 232 facilities with three owned and 229 leased by the Company. These facilities range in size from 3,400 to 14,000 square feet. The Company owns or leases 75 tractor-trailers for its Stores-on-Wheels.

(2) The Company relocated its executive offices as of February 9, 2001. The property is listed for sale and being actively marketed by a commercial real estate broker.

(3) This facility is subject to two separate leases, a lease for the main distribution center expiring in 2001 with a three-year renewal option, and a lease for an additional 19,200 square feet of warehousing space expiring on October 31, 2001.

(4) This facility consists of two buildings, which are subject to a lease expiring April 30, 2006. The Company has two five-year renewal options.

(5)      This facility is subject to a lease expiring December 31, 2003.

(6) These facilities are subject to mortgages in the aggregate amount of $6,209,000 as of December 31, 2000.

(7) This facility is subject to a lease, which expires in 2003. The lease includes a three-year renewal option.

(8) This facility is subject to a lease expiring December 31, 2001 with two five-year renewal options. The Company has a sublease on this facility through December 31, 2001.

(9) These facilities consist of seven buildings. Two buildings are subject to month to month leases. Four buildings are subject to leases expiring in 2001, 2002, 2006 and 2017. The new manufacturing facility is owned by the Company, while the land is subject to a lease which expires in 2017 with four five-year renewal options.

(10) This facility is subject to a lease, which expires in 2009. The lease includes an option to purchase.

(11) These facilities consist of three buildings, which are owned by the Company. The land is subject to leases, which expire in 2011. The Company has a five-year renewal option.

(12) The Company relocated its executive offices as of February 9, 2001. This facility is subject to a lease expiring January 16, 2016. The Company has two five-year renewal options.

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


Name                               Age                                    Position
----                               ---                                    --------
Alexander P. Antonio               55          Former Vice President and Former President of the Golf Division

R. Breck Denny                     52          Vice President, Chief Financial Officer

William A. Foley                   53          Chairman of the Board, President and Chief Executive Officer

Charles J. McGonigle               42          Vice President and President of the Product Supply Division

Wayne W. Murawski                  56          Vice President, Chief  Information Officer

Dana L. Wilson                     49          Vice President and President of the Lawn Care and Golf Divisions

         Alexander P. Antonio joined the Company in February 2000 as Vice President, and President Golf Division, and held that position until December 31, 2000. Mr. Antonio was Chief Executive Officer of Howard Johnson's Enterprises, Inc., a manufacturer of sophisticated fertilizers, specialty household plant products, and seasonal control products (consumer and commercial customer base), from 1995 until 1998. From 1978 to 1995, Mr. Antonio was Vice President, Marketing and Sales of Miller Compressing Company, a processor and marketer of ferrous and nonferrous scrap. Mr. Antonio was Vice President, Purchasing and Sales of Wisconsin Metal & Chemical Company, a chemical processor of high grade industrial scrap from 1971 to 1978.

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

         William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board by the Board of Directors in October 1994. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From 1988 to 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division, a producer of rubber and plastic products, from 1984 to 1988, and was Vice President - Sales and Marketing for Anchor Hocking Corporation, a producer of glass products from 1970 to 1984. Mr. Foley is also a director of the following publicly-held companies: Dairy Mart Convenience Stores, Inc., a chain of convenience stores, and Libbey, Inc., a producer of tabletop products.

         Charles J. McGonigle is Vice President and President of the Product Supply Division. He joined the Company in April of 1998 as Vice President, Operations. Just prior to his employment with the Company, Mr. McGonigle was Supply Manager for Proctor & Gamble Company, a manufacturer of consumer, commercial and pharmaceutical products. From 1993 to 1997, Mr. McGonigle held the position as Product Supply Manager.

         Wayne W. Murawski joined the Company in 1994 as Chief Information Officer and was elected to the position of Vice President, Chief Information Officer in 1995. Prior to his employment with the Company, Mr. Murawski was Chief Information Officer at Imperial Wallcoverings, Inc. a wallpaper producer and a subsidiary of Collins & Aikman, Inc. Previous to that, Mr. Murawski held a similar position at American Consumer Products, Inc. a hardware manufacturer and distributor. From 1980 to 1988, Mr. Murawski was president of COMSOL Corporation, a professional services firm, which implemented large systems projects in Fortune 500 companies. Mr. Murawski's career was founded in the IBM mainframe computing environment. He rose through the ranks of information system departments in technical, supervisory, and project management roles.

         Dana L. Wilson is Vice President and President of the Lawn Care and Golf Divisions. He joined the Company in 1988 as a Service Center Manager, and has held positions of increasing responsibility. Thereafter, in 1992, he became a Regional Manager; in 1995, he became Director of Service Centers; in 1998, he became Vice President, Service Center and Lawn Care Sales; in 2000, he became Vice President and President of the Lawn Care Division; and in 2001, he was promoted to his current position. Prior to joining the Company, he held several positions with ChemLawn (nka TruGreen-ChemLawn) from 1980-1988.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares are traded in the National Market System over-the-counter market under the NASDAQ symbol "LSCO." The following are high and low market prices by quarter:

                                       2000                                       1999
                             ------------------------------            --------------------------
     Quarter Ended           High               Low                    High                   Low
     -------------           ----               ---                    ----                   ---
     March 31                17-1/2             14-1/4                 16-11/16               12-1/2
     June 30                 17-1/8             14-1/16                19-1/8                 13
     September 30            18-3/8             15-1/16                19-1/2                 13
     December 31             15-7/8             11-7/8                 17-5/16                13

         The Company paid an annual dividend of $.15 per Common Share in 2000 and $.14 in 1999. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note 4 of Notes to Financial Statements.

         As of March 7, 2001 there were 1,336 holders of record of the Company's Common Shares.

Item 6.  SELECTED FINANCIAL DATA

                                                       Five Year Summary
                                           (Amounts in Thousands Except Per Share Data)

                                                           Year Ended December 31
                                         ---------------------------------------------------------
                                         2000          1999         1998         1997         1996
                                         ----          ----         ----         ----         ----

Net sales                            $ 499,643    $ 460,354    $ 416,738    $ 356,841     $ 312,031

Cost of sales                          337,644      305,404      283,837      238,392       218,596
                                      -------------------------------------------------------------
Gross profit on sales                  161,999      154,950      132,901      118,449        93,435

Warehouse & delivery expense            42,315       36,592       33,710       27,793        23,382
Selling, general and
  administrative expense               103,299       95,873       86,541       74,573        72,428
                                     --------------------------------------------------------------

Income (loss) from operations           16,385       22,485       12,650       16,083        (2,375)

Other deductions (income)
    Interest expense                     6,899        6,251        5,635        4,749         4,214
    Joint venture loss                      33        1,207        1,845        1,219             0
    Other - net                         (2,764)      (3,875)      (4,283)      (4,025)       (3,037)
                                    ----------------------------------------------------------------

Income (loss) before income taxes       12,217       18,902        9,453       14,140        (3,552)

Income tax expense (benefit)             4,829        7,256        3,561        5,515        (1,203)
                                       -------------------------------------------------------------

Net income (loss)                       $7,388     $ 11,646      $ 5,892     $  8,625     $  (2,349)
                                        ============================================================

Earnings (loss) per share:
       Basic                             $ .87       $ 1.38       $  .71       $ 1.06        $ (.29)
                                      ==============================================================
       Diluted                           $ .86       $ 1.36       $  .69       $ 1.02        $ (.29)
                                      ==============================================================

Cash dividends declared and paid
  per common share                        $.15         $.14         $.13         $.12          $.11


                                                           Year Ended December 31
                                         ---------------------------------------------------------
                                         2000          1999          1998         1997           1996
                                         ----          ----          ----         ----           ----
Balance Sheet Data:
Working capital                       $ 137,410     $ 132,882     $ 116,101     $ 117,711      $  99,904
Total assets                          $ 244,893     $ 232,783     $ 207,748      $200,318       $164,673
Long-term debt, net
    of current portion                $  94,707      $ 95,199      $ 83,698      $ 83,353       $ 64,704
Shareholders' equity                  $  97,436      $ 90,542      $ 78,697      $ 72,293       $ 61,699


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Company sales rose to a record $499.6 million in 2000, an 8.5% increase compared with $460.4 million in 1999, which was a 10.5% increase over 1998 sales of $416.7 million. Each of the Company's key sales groups contributed to overall sales growth, with Service Centers and Golf Course sales contributing the largest increase for 2000 and 1999. The increases reflected volume growth primarily from the maturation of Service Centers previously opened. During 2000, the Company did not open any stores; rather, management focused on increasing sales through the Company's existing network. At the end of 2000, the Company was operating 232 stores in 37 states compared with 234 stores in 1999 and 1998. Comparable store sales for 2000 increased 5.1% compared with a 7.9% increase in 1999.

The Company reported diluted net earnings of $0.86 per share in 2000 compared with $1.36 per share in 1999 and $0.69 per share in 1998. The decrease in earnings per share compared with a year ago was related primarily to higher costs of urea, higher delivery costs and greater expenses at the Company's Novex fertilizer plant. The increase in earnings per share in 1999 compared with 1998 was related primarily to improved sales mix, cost controls and the improved performance at Commercial Turf Products, Ltd. (CTP), the Company's 50/50 commercial equipment joint venture with MTD Products Inc.

The Company's gross profit as a percent of sales in 2000 was 32.4% compared with 33.7% in 1999 and 31.9% in 1998. During 2000, the Company's gross profit percent decreased primarily as a result of an increase in the Company's cost of raw materials and higher manufacturing expenses at the Novex fertilizer plant.

Warehouse and distribution expenses were 8.5% of sales compared with 7.9% in 1999 and 8.1% in 1998. During 2000, the Company's warehouse and distribution expenses increased as a percent of sales due primarily to increased costs relating to outbound freight. These freight cost increases resulted from an increase in the number of direct ship orders to customers and increased transfer costs from the addition of the Novex plant and several outside warehouses.

The Company's selling, general and administrative expenses of $103.3 million in 2000 increased 7.7% over $95.9 million in 1999, which represented an increase of 10.8% over $86.5 million in 1998. Selling, general and administrative expenses as a percent of sales in 2000 remained relatively unchanged compared with 1999 and 1998. The expense increase in 2000 was attributable primarily to the addition of sales and administrative support personnel in the first half of 2000 to support the continuing business growth.

Interest expense increased to $6.9 million from $6.3 million in 1999 and $5.6 million in 1998. The increase in interest expense for both years was attributable primarily to a higher average interest rate and increased working capital needs associated with the growth of the business.

Results of operations for CTP represented a loss of $33,000 in 2000 compared with a $1.2 million loss in 1999 and a $1.8 million loss in 1998. The improvement in performance was attributable primarily to an increase in production volume and better cost control from year to year.

Other - net consists primarily of customer finance charges. Customer finance charges totaled $2.5 million in 2000 compared with $3.2 million in 1999 and $3.5 million in 1998. The decrease in 2000 compared with 1999 was due primarily to a more aggressive collection of aged receivables and the continued success of 1999's program to outsource the Company's equipment financing programs.

The Company's effective tax rate in 2000 was 39.5% compared with 38.4% in 1999 and 37.7% in 1998. The change in effective tax rate from year to year was due primarily to the federal marginal tax rate and the impact of state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, total assets of the Company were $244.9 million compared with $232.8 million at year-end 1999 and $207.7 million at year-end 1998. The increase in assets was attributable to growth in the business combined with working capital increases, capital additions and improvements. Funding for the increase in assets was provided primarily by increased borrowings under the Company's credit facilities.

The Company's debt-to-total capitalization percentage was 50.6% as of December 31, 2000, compared with 51.3% as of December 31, 1999, and 51.5% as of December 31, 1998. The continued decrease was a result of a larger increase in equity, due primarily to increased earnings compared to the smaller increase in debt.

Accounts receivable increased 15.9% in 2000 compared with an 8.5% sales increase. In 1999, accounts receivable increased 3.7% compared with a 10.5% sales increase. The increase in 2000 was due primarily to higher December sales and extended terms programs to larger customers. The increase in 1999 was due primarily to the outsourcing of equipment financing and improved focus on management of receivables. Inventories remained relatively unchanged in 2000, due to efforts to reduce the number of inventory items with low market demand, compared with a 16.2% increase in 1999. Accounts payable decreased in 2000 and 1999, a result of decreased purchasing activity late in the year in an effort to reduce inventories.

During 2000, the Company's expenditures for capital improvements and additions totaled $10.0 million. These expenditures consisted primarily of approximately $5.0 million for the continuing design and implementation of information systems and technology to improve the Company's management of assets and customer service, $1.0 million relating to the Company's Novex plant, $1.0 million relating to the Sebring fertilizer plant and $1.5 million of general improvements to the Company's other manufacturing and distribution facilities. The funding for these projects came primarily from an increase in borrowings under the Company's credit facilities.

The Company is a 50% owner of CTP and accounts for this investment using the equity method of accounting. CTP, which began operations in May 1997, manufactures commercial turf equipment. The Company's share of CTP's 2000, 1999 and 1998 net loss was $33,000, $1.2 million and $1.8 million, respectively, and was recorded as a reduction of the Company's original investment of $700,000 and $3.1 million of advances. The Company has also guaranteed 50% of CTP's long-term obligations, which totaled $13.2 million as of December 31, 2000.

At December 31, 2000, the Company had $43.6 million of debt outstanding on its revolving line of credit. The credit facility, which will mature in April 2003, provides for maximum core borrowings of $60.0 million and allows for maximum seasonal borrowings from March 1 to May 31 of $70.0 million. This credit facility is unsecured and has no prepayment penalty. Interest is payable at the bank's prevailing base rate or at alternative rates based on LIBOR or CD options as elected by the Company. The Company believes the current borrowing capacity is adequate for 2001 and the foreseeable future.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk relating to interest rates. The Company's debt consists primarily of $50.0 million in fixed-rate, private-placement notes and borrowings under its $60.0 million core and $10.0 million seasonal revolving credit facility with banks, at floating interest rates. The Company has a $7.0 million notional amount interest rate swap, which effectively converts a portion of its revolving credit borrowings to a fixed rate. The estimated fair value of the $50.0 million fixed-rate notes at year end is $53.0 million, based on current borrowing rates available for financing with similar terms and maturities. It would have cost the Company $58,000 to terminate the seven-year, $7.0 million notional amount interest rate swap agreement at December 31, 2000. See the Long-Term Debt Note (Note 4) in the Notes to Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages:

         Report of Management - LESCO, Inc.                                                               F-1

         Report of Ernst & Young LLP, Independent Auditors                                                F-1

         Consolidated Statements of Income--Years ended December 31, 2000, 1999 and 1998                  F-2

         Consolidated Balance Sheets--December 31, 2000 and 1999                                          F-3

         Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998              F-4

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 2000, 1999 and 1998    F-4

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2). Financial Statements and Financial Statement Schedule.

         The following financial statements of LESCO, Inc. are included in
         Item 8:

         Consolidated Balance Sheets--December 31, 2000 and 1999

         Consolidated Statements of Income--Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         The following financial statement schedule is included herewith:

         Schedule II--Valuation and Qualifying Accounts--December 31, 2000, 1999 and 1998

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  See Exhibit Index.

(b) The Registrant has not filed any current report on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                   LESCO, INC.

===================================================================================================================================

              COL. A                        COL. B                       COL. C                       COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
           DESCRIPTION                     BALANCE AT                                                DEDUCTIONS        BALANCE AT
                                          BEGINNING OF                                                               END OF PERIOD
                                            PERIOD
                                                        ------------------------------------------------------
                                                       CHARGED TO COSTS        CHARGED TO OTHER         COSTS
                                                         AND EXPENSES         ACCOUNTS--DESCRIBE      INCURRED
===================================================================================================================================
Year Ended December 31, 2000:
  Deducted from assets accounts-
   Reserve for inventory obsolescence     $ 1,620,000      $ 307,000                                ($ 408,000)(1)    $ 1,519,000
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999:
  Deducted from assets accounts-
   Reserve for inventory obsolescence     $ 2,098,000      $ 286,000                                ($ 764,000)(1)    $ 1,620,000
===================================================================================================================================

Year Ended December 31, 1998:
  Deducted from assets accounts-
   Reserve for inventory obsolescence     $ 4,249,000      $ 214,000                               ($2,342,000)(1)    $ 2,098,000
===================================================================================================================================



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

     Date:  March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                 Title                             Date
---------                                                 -----                             ----
/s/ William A Foley                           President, Chairman, Chief               March 23, 2001
-------------------------------               Executive Officer and Director
William A. Foley

/s/ R. Breck Denny                            Chief Financial Officer                  March 23, 2001
-------------------------------
R. Breck Denny

/s/ Ronald Best                               Director                                 March 23, 2001
----------------------------------
Ronald Best

/s/ Drexel Bunch                              Director                                 March 23, 2001
--------------------------------
Drexel Bunch

/s/ Robert F. Burkhardt                       Director                                 March 23, 2001
----------------------------
Robert F. Burkhardt

/s/ J. Martin Erbaugh                         Director                                 March 23, 2001
------------------------------
J. Martin Erbaugh

/s/ Michael E. Gibbons                        Director                                 March 23, 2001
-----------------------------
Michael E. Gibbons

/s/ Lee C. Howley                             Director                                 March 23, 2001
--------------------------------
Lee C. Howley

/s/ Christopher H. B. Mills                   Director                                 March 23, 2001
----------------------------------
Christopher H. B. Mills

/s/ Robert B. Stein Jr.                       Director                                 March 23, 2001
--------------------------------
Robert B. Stein Jr.

/s/ David L. Swift                            Director                                 March 23, 2001
---------------------------------
David L. Swift

                                 LESCO, INC.

                                  FORM 10-K

                                EXHIBIT INDEX

Exhibit
Number            Description of Document
--------          -----------------------
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

4(f)              Amended Articles of Incorporation of the Registrant (appears as Exhibit 3(a) above).

4(g)              Amended Code of Regulations of the Registrant (appears as Exhibit 3(b) above).

4(h)(6)           Loan  Agreement  dated as of November  1, 1997  between  Highlands  County  Industrial  Development
                  Authority and the Registrant.

4(i)(7)           $50,000,000 Senior Note Purchase Agreement dated June 15, 1998

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

10(t)(6)          Letter of Credit  Agreement  dated as of November 1, 1997  between PNC Bank,  National  Association and the Registrant.

10(u)(8)          Employment  Agreement by and between the  Registrant and William A. Foley (appears as Exhibit 10(u)
                  to Registrant's Form 10-K for fiscal year 1998).

10(v)(1)(9)       Credit  Agreement  dated  September  23,  1999  among  National  City  Bank,  PNC  Bank,   National
                  Association, Bank One, Michigan, National City Bank, as agent, and the Registrant.

10(v)(2)(11)      Amendment to the Credit Agreement dated December 31, 2000.

10(w)(10)        2000 Stock Incentive Plan.

10(x)(10)        2000 Broad Based Stock Option Plan.

21(11)           Subsidiaries of the registrant

23(11)           Consent of Ernst & Young LLP, Independent Auditors

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

     5 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 333-22685).

     6 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1997.

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

     10 Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 333-49884).

     11  Filed herewith.

                          EXECUTIVE COMPENSATION PLANS

                                AND ARRANGEMENTS
                          ----------------------------

     Exhibits 10(a), 10(k), 10(1), and 10(w) are compensation plans in which executive officers participate.

LESCO, Inc.

REPORT OF MANAGEMENT-- LESCO, INC.

We have prepared the accompanying consolidated financial statements and related information included herein. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, and includes amounts based upon our best estimates and judgments.

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

    Ernst & Young LLP, independent auditors, is retained to audit LESCO, Inc.'s financial statements. Its accompanying report is based on an audit of LESCO's financial statements conducted in accordance with auditing standards generally accepted in the United States, including a review of internal control and tests of accounting procedures and records.

    The Board of Directors pursues its responsibility for these financial statements through the Finance Committee, composed exclusively of independent directors. The Finance Committee meets periodically with internal auditors and our independent auditors, as well as with LESCO management, to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent auditors have private and confidential access to the Finance Committee at all times.

/s/ William A. Foley

William A. Foley
Chairman, President and Chief Executive Officer

/s/ R. Breck Denny

R. Breck Denny
Vice President, Chief Financial Officer


/s/ Kenneth J. Kossin, Jr.

Kenneth J. Kossin, Jr.
Corporate Controller


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders LESCO, Inc.

        We have audited the accompanying consolidated balance sheets of LESCO, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statements and schedule listed in the index at
        Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio
February 7, 2001

LESCO, Inc.

                     LESCO, Inc. CONSOLIDATED STATEMENTS OF INCOME

    CONSOLIDATED STATEMENTS OF INCOME
    (IN THOUSANDS, EXCEPT SHARE DATA)                    FOR THE YEARS ENDED DECEMBER 31
    --------------------------------------------------------------------------------------
                                                         2000         1999         1998
    --------------------------------------------------------------------------------------
    NET SALES                                         $ 499,643    $ 460,354    $ 416,738

    COST OF SALES                                       337,644      305,404      283,837
    --------------------------------------------------------------------------------------
        GROSS PROFIT ON SALES                           161,999      154,950      132,901

    WAREHOUSE AND DELIVERY EXPENSES                      42,315       36,592       33,710

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        103,299       95,873       86,541
    --------------------------------------------------------------------------------------
                                                        145,614      132,465      120,251
    --------------------------------------------------------------------------------------
        INCOME FROM OPERATIONS                           16,385       22,485       12,650

    OTHER DEDUCTIONS (INCOME):

        INTEREST EXPENSE                                  6,899        6,251        5,635

        JOINT VENTURE LOSS                                   33        1,207        1,845

        OTHER - NET                                      (2,764)      (3,875)      (4,283)
    --------------------------------------------------------------------------------------
                                                          4,168        3,583        3,197
    --------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                           12,217       18,902        9,453

    INCOME TAX EXPENSE                                    4,829        7,256        3,561
    --------------------------------------------------------------------------------------
        NET INCOME                                    $   7,388    $  11,646    $   5,892
    ======================================================================================
        EARNINGS PER SHARE

           BASIC                                      $    0.87    $    1.38    $    0.71

           DILUTED                                    $    0.86    $    1.36    $    0.69
    ======================================================================================

    See Notes to Consolidated Financial Statements

LESCO, Inc.

                     LESCO, Inc. CONSOLIDATED BALANCE SHEETS


     CONSOLIDATED BALANCE SHEETS
    (IN THOUSANDS, EXCEPT SHARE DATA)                                                   DECEMBER 31
    ----------------------------------------------------------------------------------------------------
                                                                                    2000          1999
    ----------------------------------------------------------------------------------------------------

    ASSETS

    CURRENT ASSETS

         CASH                                                                    $      849    $   2,110

         ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF $4,500 IN 2000; $4,000 IN 1999       78,529       67,759

         INVENTORIES:

              RAW MATERIAL                                                            7,112        8,173

              WORK IN PROCESS/FINISHED GOODS                                         92,931       92,498
    ----------------------------------------------------------------------------------------------------
         TOTAL INVENTORIES                                                          100,043      100,671

         DEFERRED FEDERAL INCOME TAXES                                                1,950        1,154

         PREPAID EXPENSES AND OTHER ASSETS                                            5,595        5,480
    ----------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                     186,966      177,174

    PROPERTY, PLANT AND EQUIPMENT

         LAND                                                                         1,024        1,024

         BUILDINGS AND IMPROVEMENTS                                                  26,571       25,680

         MACHINERY AND EQUIPMENT                                                     36,850       34,665

         FURNITURE AND FIXTURES                                                      26,433       20,204
    -----------------------------------------------------------------------------------------------------
                                                                                     90,878       81,573

         LESS ALLOWANCE FOR DEPRECIATION AND AMORTIZATION                            42,674       35,412
    ----------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                         48,204       46,161

    OTHER ASSETS                                                                      9,723        9,448
    ----------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                          $  244,893    $ 232,783
    ====================================================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES

         ACCOUNTS PAYABLE                                                        $   33,304    $  33,923

         SALARIES, WAGES AND PROFIT SHARING                                           5,093        5,822

         OTHER LIABILITIES AND ACCRUED EXPENSES                                       6,059        4,447

         CURRENT PORTION OF LONG-TERM DEBT                                            5,100          100
    ----------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                 49,556       44,292

    LONG-TERM DEBT                                                                   94,707       95,199

    DEFERRED INCOME TAXES                                                             3,194        2,750

    SHAREHOLDERS' EQUITY

         PREFERRED SHARES - WITHOUT PAR VALUE - 500,000 SHARES AUTHORIZED

         COMMON SHARES - WITHOUT PAR VALUE - 19,500,000 SHARES AUTHORIZED;

              8,615,328 SHARES ISSUED AND 8,554,235 SHARES OUTSTANDING IN 2000;

              8,536,410 SHARES ISSUED AND 8,499,093 SHARES OUTSTANDING IN 1999          862          854

         PAID-IN CAPITAL                                                             34,768       33,594

         RETAINED EARNINGS                                                           63,730       57,610

         LESS TREASURY SHARES, 61,093 IN 2000 AND 37,317 IN 1999                     (1,154)        (684)

         UNEARNED COMPENSATION                                                         (770)        (832)
    ----------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                97,436       90,542
    ----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  244,893    $ 232,783
   =====================================================================================================


       See Notes to Consolidated Financial Statements.

  LESCO, Inc.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (IN THOUSANDS)                                                                 FOR THE YEARS ENDED DECEMBER 31
    ---------------------------------------------------------------------------------------------------------------------
                                                                                    2000            1999          1998
    ---------------------------------------------------------------------------------------------------------------------
      OPERATING ACTIVITIES

       NET INCOME                                                                  $   7,388     $   11,646    $   5,892

       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

       PROVIDED BY OPERATING ACTIVITIES:

            DEPRECIATION AND AMORTIZATION                                              8,909          6,920        5,658

            DEFERRED INCOME TAXES                                                       (352)           737        1,271

            INCREASE IN ACCOUNTS RECEIVABLE                                          (13,004)        (4,839)      (1,475)

            PROVISION FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE                            2,300          2,438        2,236

            DECREASE (INCREASE) IN INVENTORIES                                           953        (13,531)      (1,285)

            CHANGE IN INVENTORY AND PLANT RELOCATION RESERVES                           (122)          (478)      (2,151)

            (DECREASE) INCREASE IN ACCOUNTS PAYABLE                                     (713)        (2,215)       1,760

            CHANGE IN OTHER CURRENT ITEMS                                               (390)         1,699        1,010

            OTHER                                                                        225            195         (393)
    ---------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                5,194          2,572       12,523

      INVESTING ACTIVITIES

       PURCHASE OF PROPERTY, PLANT AND EQUIPMENT - NET                               (10,032)       (14,003)     (11,529)

       BOND PROCEEDS HELD FOR CONSTRUCTION                                                --             --        4,761

       ACQUISITION OF BUSINESSES                                                          --             --       (8,174)
    ---------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                  (10,032)       (14,003)     (14,942)

      FINANCING ACTIVITIES

       PROCEEDS FROM BORROWINGS                                                      278,200        236,900      184,897

       REDUCTION OF BORROWINGS                                                      (273,692)      (225,399)    (184,552)

       ISSUANCE OF COMMON SHARES                                                         337          1,383        1,595

       CASH DIVIDENDS                                                                 (1,268)        (1,184)      (1,083)
    ---------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,577         11,700          857
    ---------------------------------------------------------------------------------------------------------------------
       NET (DECREASE) INCREASE IN CASH                                                (1,261)           269       (1,562)


       CASH - BEGINNING OF THE YEAR                                                    2,110          1,841        3,403

          CASH - END OF THE YEAR                                                 $       849     $    2,110        1,841

=========================================================================================================================


 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            COMMON SHARES                                                  UNEARNED
                                                      -------------------------     PAID-IN     RETAINED      TREASURY      COMPEN-
 (IN THOUSANDS, EXCEPT SHARE DATA)                     SHARES          DOLLARS      CAPITAL     EARNINGS       SHARES       SATION
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                          8,256,084          $825        $29,268      $42,347      $    (59)     $   (88)

     ISSUANCE OF COMMON SHARES                        115,846            12          1,583

     ISSUANCE OF RESTRICTED COMMON SHARES              35,216             4            780                                    (784)

     DIVIDENDS PAID - $0.13 PER SHARE                                                            (1,083)

     NET INCOME                                                                                   5,892
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                        8,407,146           841         31,631       47,156           (59)        (872)

     ISSUANCE OF COMMON SHARES                         93,767             9          1,410

     ISSUANCE OF RESTRICTED COMMON SHARES              35,497             4            553           (8)                      (549)

     TREASURY SHARE TRANSACTIONS (31,589 SHARES)                                                                 (625)         497

     AMORTIZATION OF UNEARNED COMPENSATION                                                                                      92

     DIVIDENDS PAID - $0.14 PER SHARE                                                            (1,184)

     NET INCOME                                                                                  11,646
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                        8,536,410           854         33,594       57,610          (684)        (832)
-----------------------------------------------------------------------------------------------------------------------------------
     ISSUANCE OF COMMON SHARES                         30,726             3            396

     ISSUANCE OF RESTRICTED COMMON SHARES              48,192             5            778                                    (408)

     TREASURY SHARE TRANSACTIONS (23,776 SHARES)                                                                 (470)         470

     DIVIDENDS PAID - $0.15 PER SHARE                                                            (1,268)

     NET INCOME                                                                                   7,388
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                        8,615,328          $862        $34,768      $63,730      $ (1,154)     $  (770)
===================================================================================================================================

         See Notes to Consolidated Financial Statements.

LESCO, Inc.

             LESCO, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS The Company operates in four business segments, which include Product Supply, Lawn Care, Golf and Corporate. The Company manufactures and markets turf care products, including turf control products, fertilizer, grass seed and equipment, to the professional sector of the green industry. Substantially all of the Company's accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer's financial condition and, generally, collateral is not required. Revenue is recognized when goods are shipped to the customer or when title passes, if earlier.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions by management, and actual results may differ from these estimates.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of LESCO and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with current-year reporting presentations.

INVENTORIES: Inventories are valued principally at the lower of cost (average cost method) or market.

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

INTANGIBLE ASSETS:  Included in "Other Assets" are $11,337,000 and
$10,031,000 of intangible assets at December 31, 2000, and 1999, respectively, consisting primarily of goodwill, patents, trademarks, cus-tomer lists and other specifically identifiable assets arising from recent acquisitions, including Pro-Lawn, Tri Delta Fertilizer, Inc. (Tri Delta), Agri-turf, Inc., Cadwell & Jones, Inc. and Southern Golf Products, Inc. These assets are being amortized using the straight-line method over periods of three to 20 years. Accumulated amortization was $2,141,000 and $1,720,000 at December 31, 2000, and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

FINANCE CHARGES: "Other - net" in the accompanying Statements of Income includes $2,489,000, $3,171,000 and $3,534,000 in customer finance charges in 2000, 1999 and 1998, respectively.

STOCK OPTIONS: The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.


NOTE 2  ACQUISITIONS

On August 28, 2000, a wholly owned subsidiary of the Company completed the asset purchase of Southern Golf Products, Inc. of Peachtree City, Georgia, for 21,790 restricted shares of the Company's common stock totaling $375,000, and $900,000 in former advances to Southern Golf Products, Inc. The asset purchase included working capital, manufacturing equipment and golf accessory assets.

    On January 30, 1998, the Company acquired certain assets of Agriturf, Inc. and Cadwell & Jones, Inc. for $8,200,000, including assumption of $2,200,000 of debt. The asset purchase included land, a fertilizer manufacturing facility and related warehouse, working capital and manufacturing equipment. The asset purchase was financed by the Company's credit facility.

    The operating results of the acquired businesses have been included in the Statements of Income since the dates of the related acquisitions.

NOTE 3  INVESTMENT IN COMMERCIAL TURF PRODUCTS, LTD.

The Company's 50% investment in Commercial Turf Products, Ltd. (CTP) is accounted for under the equity method of accounting. In addition, the Company has guaranteed 50% of certain liabilities of CTP aggregating $13,160,000, the Company's portion being $6,580,000 at December 31,

  LESCO, Inc.

2000. These liabilities mature through 2002 and bear interest at rates ranging from 6.6% to 9.5%. Through December 31, 2000, the Company invested $700,000 in CTP and extended advances of $3,100,000. CTP's financial information at December 31 is as follows:


                                                          DECEMBER 31
-------------------------------------------------------------------------------
(IN THOUSANDS)                                   2000        1999        1998
-------------------------------------------------------------------------------
CURRENT ASSETS                                 $ 8,569     $ 9,420     $ 9,845

NON-CURRENT ASSETS                               8,194       8,756       8,878

CURRENT LIABILITIES                             15,221      16,568      14,700

NON-CURRENT LIABILITIES                          8,750       8,750       8,750

NET SALES                                       40,773      39,935      14,741

GROSS PROFIT                                     3,426         728       3,298

NET LOSS                                           (66)     (2,414)     (3,689)
-------------------------------------------------------------------------------

NOTE 4 LONG-TERM DEBT
Long-term debt consists of the following:


                                                  DECEMBER 31
-------------------------------------------------------------------------------
(IN THOUSANDS)                                 2000        1999
-------------------------------------------------------------------------------
TERM NOTES PAYABLE                           $50,000     $50,000

CREDIT AGREEMENT                              43,600      39,000

INDUSTRIAL REVENUE BONDS                       5,875       5,875

OTHER DEBT                                       332         424
-------------------------------------------------------------------------------
SUB-TOTAL                                     99,807      95,299

LESS CURRENT PORTION                           5,100         100
-------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                         $94,707     $95,199
-------------------------------------------------------------------------------

In June 1998, the Company issued $50,000,000 in fixed-rate, private placement notes to five insurance companies. The term notes bear a weighted-average interest rate of 6.81%. At issuance, the term notes had maturities ranging from three to 10 years.

     The Company's revolving credit agreement with banks, which matures on June 30, 2003, provides for maximum core borrowings of $60,000,000 and allows for maximum seasonal borrowings from March 1 to May 31 of $70,000,000. Interest on $6,600,000 of principal is payable at the bank's prevailing base rate (7.50% at December 31, 2000) or at alternative rates (ranging from 7.57% to 7.77% at December 31, 2000) elected by the Company as provided by the agreement for the remaining principal due. In addition, there is a 0.35% facility fee. At December 31, 2000, $16,400,000 was available for borrowing.

     The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in 2002, which converts existing floating-rate payments for 6.335% fixed-rate payments. The estimated cost to terminate this agreement at December 31, 2000, was $58,000.

     The Company has $5,875,000 of industrial revenue bonds outstanding related to its Martins Ferry, Ohio, facility. The bonds will mature in 2014. The bonds are backstopped by an undrawn letter of credit of $6,231,000, which expires in April 2001, and are secured by mortgages on property and equipment acquired with the proceeds (net book value of $6,100,000 at December 31, 2000). Interest is payable quarterly at a rate based on the comparable tax-exempt market rates (5.10% at December 31, 2000). Under certain circumstances, the Company may convert the interest rate to a fixed rate.

    The private placement notes, revolving credit agreement and industrial revenue bonds contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments; maintenance of certain operating and financial ratios; and maintenance of minimum net worth ($72,463,000 as of December 31, 2000). As a result of changes in market conditions and interest rates, the fair market value of the Company's private placement notes is estimated to be $53,000,000 at December 31, 2000. The carrying amount of the Company's other debt approximates fair market value. Interest payments were $7,108,000, $6,396,000 and $5,863,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The annual maturities of long-term debt are as follows:


(IN THOUSANDS)

YEAR

-------------------------------------------------------------------------------
2001                                                                 $  5,100

2002                                                                    5,815

2003                                                                   49,421

2004                                                                    5,742

2005                                                                      714

2006 AND THEREAFTER                                                    33,016
-------------------------------------------------------------------------------
                                                                      $99,807
-------------------------------------------------------------------------------

NOTE 5  LEASES AND OTHER COMMITMENTS

The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 2000, 1999 and 1998 was approximately $18,900,000, $16,900,000 and $14,800,000, respectively. Future minimum lease payments are as follows:


(IN THOUSANDS)

YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
2001                                                               $   13,240

2002                                                                   11,384

2003                                                                    9,988

2004                                                                    7,950

2005                                                                    6,269

2006 AND THEREAFTER                                                    14,781
-------------------------------------------------------------------------------
                                                                      $63,612
-------------------------------------------------------------------------------

At December 31, 2000, the Company was committed to purchasing the seed crop from 40,000 acres of land. The price will be determined at the prevailing market rate.

LESCO, Inc.

NOTE 6  INCOME TAXES

The provision for income taxes in the accompanying Consolidated Statements of Income consists of the following:


                                                YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
(IN THOUSANDS)                             2000        1999          1998
-------------------------------------------------------------------------------
CURRENT:

  FEDERAL                                 $4,321      $5,431        $1,903

  STATE                                      860       1,088           387

DEFERRED (PRINCIPALLY FEDERAL)              (352)        737         1,271
-------------------------------------------------------------------------------

INCOME TAX EXPENSE                        $4,829      $7,256        $3,561
-------------------------------------------------------------------------------

    The provision for income taxes differs from the statutory rate as follows:

                                                YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
(IN THOUSANDS)                             2000        1999          1998
-------------------------------------------------------------------------------
INCOME TAXES AT STATUTORY RATE            $4,276      $6,427        $3,214

STATE AND LOCAL INCOME TAXES NET

  OF FEDERAL INCOME TAX BENEFIT              558         718          256

CHANGE IN VALUATION ALLOWANCE               (502)         --           --

EFFECT OF GRADUATED TAX RATE ON

  NET DEFERRED TAX LIABILITY                 235          --           --

OTHER                                        262         111           91
-------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                $4,829      $7,256       $3,561
-------------------------------------------------------------------------------

Income tax payments were $6,329,000, $7,200,000 and $2,877,000 in 2000, 1999 and
1998, respectively.

     The significant components of deferred tax assets and liabilities are as follows:


                                    DECEMBER 31, 2000     DECEMBER 31, 1999
-------------------------------------------------------------------------------
                                        DEFERRED              DEFERRED
-------------------------------------------------------------------------------
(IN THOUSANDS)                      ASSETS  LIABILITIES  ASSETS  LIABILITIES
-------------------------------------------------------------------------------
      DEPRECIATION                     --     $3,551         --     $2,695

      ALLOWANCE FOR BAD

          DEBTS                    $1,755         --     $1,349         --

      ACCRUED EMPLOYEE

          BENEFITS                    681         --        404         --

      NET OPERATING LOSS

          CARRYFORWARD                452         --        502         --

      ACCRUED INSURANCE               318         --         71         --

      INVENTORY RESERVES               --      1,018         --        890

      ACCRUED COMPENSATION            528         --        472         --

      PREPAID EXPENSES                 --        316         --        280

      OTHER                            --         93         --         27
-------------------------------------------------------------------------------

          TOTAL                     3,734      4,978      2,798      3,892

          VALUATION ALLOWANCE          --         --       (502)        --
-------------------------------------------------------------------------------

                                   $3,734     $4,978     $2,296     $3,892
-------------------------------------------------------------------------------

As of December 31, 2000, the Company had net operating loss carryforwards of $1.3 million for federal income tax reporting purposes, which will expire in varying amounts, if unused, in years 2001 through 2011. These carryforwards relate to the acquisition of Tri Delta. During 2000, the Company utilized $188,000 of the carryforwards. As a result of the merger of the Tri Delta subsidiary and sufficient earnings trends, the Company determined that the valuation allowance was no longer required. Due to the increase in annual taxable income, the Company recognized a tax expense for the adjustment of deferred tax balances for the effect of an increased graduated tax rate.

NOTE 7  CAPITAL STOCK AND STOCK PLANS

STOCK OPTIONS: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,928,297 common shares to employees or directors. At December 31, 2000, there were 938,119 shares reserved for future grants, consisting of 803,602 under the 2000 Stock Incentive Plan, 22,100 under the 2000 Broad-Based Stock Option Plan, 25,417 under the 1987 discretionary share awards and 87,000 under the 1995 Directors' Stock Option Plan. Options issued pursuant to any of the Company's plans are exercisable for up to 10 years at an option price equal to the fair market value on the date the option was granted.

    The Company has issued in the past, and may issue from time to time in the future, options outside of the Company's plans at an exercise price lower than fair market value in connection with the employment of key employees. Additional paid-in capital includes tax benefits of $60,000, $143,000 and $473,000 relating to the exercise of options in 2000, 1999 and 1998, respectively. The following table summarizes the changes in the outstanding options for the three years ended December 31, 2000:

LESCO, Inc.

                                                    2000                      1999                       1998
                                                         WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                         AVERAGE                    AVERAGE                    AVERAGE
                                            OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------

OUTSTANDING - BEGINNING OF YEAR             768,573       $15.79       734,560       $15.37       723,438       $13.86

   GRANTED                                  461,047        16.40       172,859        15.58       155,713        19.76

   EXERCISED                                (31,962)       11.31       (94,926)       12.43      (103,741)       10.95

   CANCELED/FORFEITED                       (42,912)       17.15       (43,920)       16.35       (40,850)       14.44
--------------------------------------------------------------------------------------------------------------------------
OUTSTANDING - END OF YEAR                 1,154,746       $16.11       768,573       $15.79       734,560       $15.37
--------------------------------------------------------------------------------------------------------------------------
OPTION PRICE RANGE AT END OF YEAR                         $ 7.00 to                  $ 7.00 to                  $ 5.67 to

                                                          $23.00                     $23.00                     $23.00

EXERCISABLE - END OF YEAR                   926,846                    754,885                    700,069

RESERVED FOR FUTURE GRANTS                  938,119                    121,995                    255,393

WEIGHTED-AVERAGE FAIR VALUE OF

   OPTIONS GRANTED DURING THE YEAR                        $ 4.56                     $ 5.05                     $ 5.67
--------------------------------------------------------------------------------------------------------------------------


    The following table summarizes information about stock options outstanding as of December 31, 2000:

      RANGE OF                              OPTIONS                 OPTIONS           WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
      EXERCISE PRICES                     OUTSTANDING             EXERCISABLE          EXERCISE PRICE          CONTRACTUAL LIFE
-------------------------------------------------------------------------------------------------------------------------------
      $ 7.00 to $15.94                      674,444                 664,944                 $14.53                6.3 years

      $16.00 to $23.00                      480,302                 261,902                 $18.32                7.3 years
-------------------------------------------------------------------------------------------------------------------------------
                                          1,154,746                 926,846                 $16.11                6.8 years
-------------------------------------------------------------------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans, as permitted under previous accounting standards. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 123, the Company's net income and related earnings per share would have been changed to the pro forma amounts indicated below:


                                                          YEARS ENDED DECEMBER 31
          ------------------------------------------------------------------------------
          (IN THOUSANDS, EXCEPT SHARE DATA)              2000      1999        1998
          ------------------------------------------------------------------------------
          NET INCOME - AS REPORTED                      $7,388    $11,646     $ 5,892

          NET INCOME - PRO FORMA                        $6,730    $11,064     $ 5,298

          EARNINGS PER SHARE - AS REPORTED

              BASIC                                     $ 0.87    $  1.38     $  0.71

              DILUTED                                   $ 0.86    $  1.36     $  0.69

          EARNINGS PER SHARE - PRO FORMA

              BASIC                                     $ 0.79    $  1.31     $  0.64

              DILUTED                                   $ 0.78    $  1.29     $  0.62
          ------------------------------------------------------------------------------

Included in these pro forma disclosures are stock options issued in 2000, 1999 and 1998 that were 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 2000, 1999 and 1998, respectively: dividend yield of 0.97%, 0.87% and 0.71%; expected stock price volatility of 0.32, 0.32 and 0.29; risk-free interest rate of 4.95%, 6.50% and 4.70%; and
expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management's opinion, does not provide a reliable single measure of fair value of its employee stock options.

    The Company has an employment agreement with an executive officer that provides for the issuance of non-qualified stock options to purchase up to 300,000 common shares. Such options vested ratably over a five-year period beginning June 30, 1994, and will expire 10 years after each option vested. The exercise price per share is $9.33 for the first 60,000 common shares and $10.00 for the remaining 240,000 common shares. Options for 232,016 shares were outstanding and exercisable at December 31, 2000.

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

    Prior to the acquisition by a person or group of 20% or more of the Company's common shares, the Rights are redeemable for $0.01 per right at the option of the Board of Directors. The Rights will expire on May 31, 2004.

LESCO, Inc.

    PERFORMANCE PLAN: The Company has established long-term performance plans, which grant restricted common share awards to certain officers. These officers are entitled to receive common shares of the Company based upon certain performance criteria over a three-year performance period. Participants in the plans have the rights of shareholders, including the right to receive dividends and the right to vote. Compensation expense of $92,000 was recognized in 1999 under these plans, based upon the probability that certain threshold performance criteria would be met. In 2000, 18,376 shares with a fair market value of $389,000 for the 1998-2000 performance plan were forfeited. In 2000 and 1999, 26,402 and 35,497 shares were granted with a fair market value of $408,000 and $549,000, respectively. This activity is reflected in the Shareholders' Equity as "Unearned Compensation" and "Amortization of Unearned Compensation."

    NOTE 8  DEFINED CONTRIBUTION RETIREMENT PLAN

    The Company maintains a defined contribution retirement plan for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the plan. Company contributions to the plan were $791,000, $698,000 and $601,000 for 2000, 1999 and 1998,
    respectively.

    NOTE 9  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earn-ings per share:

                                                     2000                1999                1998
     ---------------------------------------------------------------------------------------------------
     NUMERATOR:

              NET INCOME                          $ 7,388,000         $11,646,000         $ 5,892,000

         DENOMINATOR:

              DENOMINATOR FOR BASIC

                   EARNINGS PER SHARE -

                   WEIGHTED-AVERAGE SHARES          8,469,063           8,414,749           8,318,723

              EFFECT OF DILUTIVE SECURITIES:

                   STOCK OPTIONS                      142,559             164,270             238,093

                   RESTRICTED SHARES                   12,219                --                18,301
     ---------------------------------------------------------------------------------------------------
          DILUTIVE POTENTIAL COMMON

              SHARES                                  154,778             164,270             256,394
     ---------------------------------------------------------------------------------------------------
          DENOMINATOR FOR DILUTED

              EARNINGS PER SHARE -

              ADJUSTED WEIGHTED-AVERAGE

              SHARES AND ASSUMED

              CONVERSIONS                           8,623,841           8,579,019           8,575,117
     ---------------------------------------------------------------------------------------------------
         EARNINGS PER SHARE:

              BASIC                               $      0.87         $      1.38         $      0.71

              DILUTED                             $      0.86         $      1.36         $      0.69
     ---------------------------------------------------------------------------------------------------

NOTE 10 BUSINESS SEGMENT INFORMATION

As a result of the Company's structural reorganization announced in January 2000, the Company elected to change the reporting of its business segments as of January 1, 2000, and restated its prior years' presentation to conform to the revised segment reporting. The Company changed from one reportable segment to four reportable operating segments, to include Product Supply, Lawn Care, Golf and Corporate, which are defined based on management responsibility.

    The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and turfgrass seed. The division also is responsible for purchasing raw materials and for purchasing and distributing turf protection products, turf care equipment and related parts, and golf course accessories. The Product Supply division sells exclusively to the Lawn Care and Golf divisions of the Company. However, to more fully utilize production capacity, Product Supply occasionally manufactures for third parties.

    The Lawn Care division operates 232 LESCO Service Centers, which enable the Company to market its products on a localized basis. The primary products sold by the Lawn Care division are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This division also markets and sells its products to large national and regional lawn care customers through a separate group of sales representatives. This division distributes selected products through Home Depot(TM) stores in the South, Mid-Atlantic and Northeast areas of the country, and sells a consumer line of lawn care products to nationwide retail stores under several brand names, including Scenic Green, Professional Turf Products, TruGreen, ChemLawn and Barefoot.

    The Golf division markets and sells its products to private and public golf courses and other customers with large turf areas through Company sales personnel who operate a fleet of 78 LESCO Stores-on-Wheels. The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and equipment. These Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally, principally through foreign distributors.

    The Corporate division includes the administrative functions of the Company, which support the Product Supply, Lawn Care and Golf divisions, and include Administration, Finance, Information Services, Legal and Human Resources.

    The Company is engaged principally in the manufacture and marketing of turf care products to the professional sector of the green industry.

LESCO, Inc.

No significant intervening events materially affected the financial statements. The Company measures segment profit as operating profit. Net assets is defined as the sum of net accounts receivable, inventory and net property, plant and equipment, less accounts payable. Management utilizes this information as a basis to calculate the divisional return of capital employed. Depreciation and operating leases for specific Product Supply assets are allocated to Corporate for operating profit measures. Information on segments is as follows:


                                                                     FOR THE YEAR ENDED DECEMBER 31, 2000
        -----------------------------------------------------------------------------------------------------------------------
                                                                                                  CORPORATE &
          (IN THOUSANDS)                            PRODUCT SUPPLY    LAWN CARE         GOLF      ELIMINATION     CONSOLIDATED
        -----------------------------------------------------------------------------------------------------------------------
         NET SALES TO EXTERNAL CUSTOMERS                              $ 350,862      $ 148,781                    $ 499,643

         INTERSEGMENT NET SALES                         $ 294,555                                  $(294,555)

         OPERATING PROFIT                                   2,380        35,835         11,624       (33,454)        16,385

         TOTAL ASSETS                                      93,747        85,225         32,663        33,258        244,893

         NET ASSETS                                        60,443        85,225         32,663        15,141        193,472
        -----------------------------------------------------------------------------------------------------------------------

                                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
        -----------------------------------------------------------------------------------------------------------------------
                                                                                                  CORPORATE &
          (IN THOUSANDS)                            PRODUCT SUPPLY    LAWN CARE         GOLF      ELIMINATION     CONSOLIDATED
        -----------------------------------------------------------------------------------------------------------------------

         NET SALES TO EXTERNAL CUSTOMERS                              $ 315,972      $ 144,382                    $ 460,354

         INTERSEGMENT NET SALES                         $ 308,773                                  $(308,773)

         OPERATING PROFIT                                   4,870        31,023         10,571       (23,979)        22,485

         TOTAL ASSETS                                      77,133        90,090         33,061        32,499        232,783

         NET ASSETS                                        43,210        90,090         33,061        14,307        180,668
        -----------------------------------------------------------------------------------------------------------------------

Segment information for periods prior to 1999 is not presented because it is impracticable to prepare the information.

NOTE 11  QUARTERLY RESULTS (UNAUDITED)


The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, and 1999:


                                                                                   QUARTERS ENDED 2000
        -----------------------------------------------------------------------------------------------------------------------
          (IN THOUSANDS, EXCEPT SHARE DATA)                    MAR. 31           JUNE 30         SEPT. 30          DEC. 31
        -----------------------------------------------------------------------------------------------------------------------

         NET SALES                                           $  98,878         $ 158,288        $ 139,640        $ 102,837

         GROSS PROFIT                                           33,007            55,960           46,078           26,954

         NET (LOSS) INCOME                                      (1,195)            9,960            4,245           (5,622)

         (LOSS) EARNINGS PER SHARE:

             BASIC                                               (0.14)             1.18             0.50            (0.66)

             DILUTED                                             (0.14)             1.16             0.49            (0.66)
        -----------------------------------------------------------------------------------------------------------------------

                                                                                   QUARTERS ENDED 1999
        -----------------------------------------------------------------------------------------------------------------------
          (IN THOUSANDS, EXCEPT SHARE DATA)                    MAR. 31           JUNE 30         SEPT. 30          DEC. 31
        -----------------------------------------------------------------------------------------------------------------------

         NET SALES                                            $ 83,054          $150,716         $130,938         $ 95,646

         GROSS PROFIT                                           28,676            51,192           44,375           30,707

         NET (LOSS) INCOME                                      (1,796)            8,957            5,797           (1,312)

         (LOSS) EARNINGS PER SHARE:

             BASIC                                               (0.21)             1.07             0.69            (0.16)

             DILUTED                                             (0.21)             1.04             0.68            (0.16)
        -----------------------------------------------------------------------------------------------------------------------

(Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed on an annual basis. During the fourth quarters of 2000 and 1999, net income decreased and increased by approximately $2,439,000 and $550,000, respectively, due to inventory adjustments. Also, during the fourth quarter of 1999, net income increased by approximately $608,000 due to changes in prior-quarter allowance for doubtful accounts and inventory estimates.