Form 10-Q
period 2001-03-31
LESCO INC/OH
filed 2001-05-15
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001               Commission File Number  0-13147
                  --------------                                     ----------

                                   LESCO, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       OHIO                                          34-0904517
------------------------------------    ---------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           15885 Sprague Road
           Strongsville, Ohio                             44136
------------------------------------                      -----
(Address of principal executive offices)                (Zip Code)


                                 (440) 783-9250
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                      Outstanding at
             Class                                    May 10, 2001
--------------------------------                     ------------------
Common shares, without par value                      8,552,745 shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31
                                                    ---------------------------
(In thousands except per share data)                    2001            2000
                                                     --------         --------
                                                           (unaudited)
Net sales                                             $ 90,728         $ 98,878

Cost of sales                                           63,331           65,871
                                                      --------         --------

     GROSS PROFIT ON SALES                              27,397           33,007

Warehouse & delivery expense                             9,435            8,709
Selling, general & administrative expense               25,463           25,368
                                                      --------         --------
                                                        34,898           34,077
                                                      --------         --------

     LOSS FROM OPERATIONS                               (7,501)          (1,070)

Other deductions (income):
     Interest expense                                    1,908            2,018
     Joint venture results                                  (4)               0
     Other - net                                          (400)            (654)
                                                      --------         --------
                                                         1,504            1,364
                                                      --------         --------

Loss Before Income Taxes                                (9,005)          (2,434)

Income taxes (benefits)                                 (3,404)          (1,239)
                                                      --------         --------

     NET LOSS                                         $ (5,601)        $ (1,195)
                                                      ========         ========

     BASIC AND DILUTED LOSS PER SHARE                 $  (0.66)        $  (0.14)
                                                      ========         ========

See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31     March 31      December 31
(In thousands except share data)                                     2001           2000           2000
                                                                 -----------    -----------    -----------
                                                                          (unaudited)           (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                        $     2,884    $     4,545    $       849
     Accounts receivable -- net                                       82,002         87,818         78,529
     Inventories
         Raw material                                                  8,508          8,653          7,112
         Work in process/finished goods                              111,488        113,307         92,931
                                                                 -----------    -----------    -----------
         Total Inventories                                           119,996        121,960        100,043

     Deferred income taxes                                             1,694          1,111          1,950
     Prepaid expenses and other assets                                 8,612          7,892          5,595
                                                                 -----------    -----------    -----------
         TOTAL CURRENT ASSETS                                        215,188        223,326        186,966

Property, Plant and Equipment                                         92,184         83,232         90,878
     Less allowance for depreciation and amortization                (43,717)       (37,359)       (42,674)
                                                                 -----------    -----------    -----------
                                                                      48,467         45,873         48,204

Other Assets                                                           9,950          8,915          9,723
                                                                 -----------    -----------    -----------

         TOTAL ASSETS                                            $   273,605    $   278,114    $   244,893
                                                                 ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    58,477    $    69,968    $    33,304
     Other current liabilities                                         8,120          7,310         11,152
     Current portion of  debt                                          5,100            100          5,100
                                                                 -----------    -----------    -----------
         TOTAL CURRENT LIABILITIES                                    71,697         77,378         49,556

Long-term debt                                                       107,084        108,377         94,707
Deferred income taxes                                                  3,100          2,731          3,194

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,615,828 shares issued
         and 8,552,745 outstanding at March 31, 2001,  8,506,158
         at March 31, 2000, 8,554,235 at December 31, 2000               862            854            862
     Paid-in capital                                                  34,775         33,713         34,768
     Retained earnings                                                58,129         56,416         63,730
     Accumulated other comprehensive loss                                (92)             0              0
     Less treasury shares 63,083 at March 31, 2001, 38,326 at         (1,180)          (699)        (1,154)
         March 31, 2000, 61,093 at December 31, 2000
     Unearned compensation                                              (770)          (656)          (770)
                                                                 -----------    -----------    -----------

         TOTAL SHAREHOLDERS' EQUITY                                   91,724         89,628         97,436
                                                                 -----------    -----------    -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                    $   273,605    $   278,114    $   244,893
                                                                 ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended
                                                                  March 31
                                                           --------------------
(In thousands)                                                2001        2000
                                                           --------    --------
                                                               (unaudited)
OPERATING ACTIVITIES:
     Net loss                                              $ (5,601)   $ (1,195)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Depreciation and amortization                        2,394       2,234
         Increase in accounts receivable                     (3,869)    (20,803)
         Provision for uncollectible accounts receivable        396         744
         Increase in inventories                            (19,953)    (21,289)
         Increase in accounts payable                        25,173      36,045
         Increase in other current items                     (5,794)     (5,329)
         Other                                                 (575)        367
                                                           --------    --------
     NET CASH USED BY
     OPERATING ACTIVITIES                                    (7,829)     (9,226)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net         (2,494)     (1,799)
                                                           --------    --------

     NET CASH USED BY INVESTING ACTIVITIES                   (2,494)     (1,799)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                64,300      64,200
     Reduction of borrowings                                (51,923)    (51,022)
     Issuance of common shares-net of treasury shares           (19)        282
                                                           --------    --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES               12,358      13,460
                                                           --------    --------

Net increase in cash                                          2,035       2,435

Cash - Beginning of the period                                  849       2,110
                                                           --------    --------

     CASH - END OF THE PERIOD                              $  2,884    $  4,545
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K.

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

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands except share data)                    2001               2000
--------------------------------------------      -----------       -----------
Numerator:
   Net loss                                       $    (5,601)      $    (1,195)
Denominator:
   Denominator for Basic
     Earnings per share -
     Weighted average shares                        8,481,909         8,455,513

   Effect of dilutive securities:
     Employee stock options                                --                --
     Performance shares                                    --                --
                                                  -----------       -----------
   Diluted potential common
     Shares                                                --                --
   Denominator for Diluted
     Earnings per share -
     Adjusted weighted average
     Shares and assumed
     Conversions                                    8,481,909         8,455,513
                                                  -----------       -----------
Loss per share
   Basic and Diluted                              $     (0.66)      $     (0.14)
                                                  ============      ===========

NOTE C - SEGMENT INFORMATION

The Company has four reportable operating segments, which are Product Supply, Lawn Care, Golf and Corporate. These segments are defined based on management responsibility.

The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and grass seed to the Lawn Care and Golf divisions of the Company.

The Lawn Care division operates 232 LESCO Service Centers(R), which enable the Company to market turf care products, including turf control products, fertilizer, grass seed and equipment.

The Golf division markets and sells turf care products, including turf control products, fertilizer, grass seed and equipment to private and public golf courses and other customers having large turf areas through salesmen who operate a fleet of 78 LESCO Stores-on-Wheels(R). In addition, this division markets its products internationally, principally through foreign distributors.

The Corporate division includes the administrative functions of the Company, which support the Product Supply, Lawn Care and Golf divisions.

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

                                                         For the First Quarter Ended March 31, 2001
                                     -------------------------------------------------------------------------------
                                        Product        Lawn                          Corporate &
                                        Supply         Care             Golf         Elimination      Consolidated
                                     -----------    -------------  -------------    -------------   ---------------
Net Sales to External Customers                      $  68,628       $  22,100                      $  90,728
Intersegment Net Sales               $  65,967                                      $ (65,967)

Operating (Loss) Profit                 (2,045)          1,723             438         (7,617)         (7,501)

Total Assets                            91,884          99,664          42,291         39,766         273,605

Net Assets                              33,408          99,664          42,291         16,625         191,988


                                                         For the First Quarter Ended March 31, 2000
                                     -------------------------------------------------------------------------------
                                        Product        Lawn                          Corporate &
                                        Supply         Care             Golf         Elimination      Consolidated
                                     -----------    -------------  -------------    -------------   ---------------
Net Sales to External Customers                      $  76,125       $  22,753                      $  98,878
Intersegment Net Sales               $  60,691                                      $ (60,691)

Operating (Loss) Profit                   (521)          7,437             111         (8,097)         (1,070)

Total Assets                            88,899         112,680          40,732         35,803         278,114

Net Assets                              18,931         112,680          40,732         13,340         185,683

NOTE D - DERIVATIVES

On January 1, 2001, the Company adopted Statement of Accounting Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (FAS 133). The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers, and enter into only derivatives that are considered to be completely effective. The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which effectively converts existing floating-rate payments for 6.335% fixed-rate payments and therefore reduces the impact of interest rate changes on future interest expense. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value.

NOTE E - COMPREHENSIVE INCOME/LOSS

At January 1, 2001, a $58,000 liability and accumulated other comprehensive loss of $35,000 (net-of-tax) was recognized as a transition adjustment for the value of the Company's interest rate swap agreement. At March 31, 2001, the liability increased to $150,0000. After tax effects, the Company's comprehensive loss for the three months ended March 31, 2001 was $5,693,000.

NOTE F - SUBSEQUENT EVENT

In late April 2001, the Company completed a $50 million receivables purchase agreement, at variable rates, maturing in April 2004 and a $20 million revolving credit facility with banks, at variable rates, maturing in May 2002. On May 14, 2001 the Company terminated its existing $60 million revolving credit facility, which allowed for maximum seasonal borrowings from March 1 to May 31 to $70 million. This refinancing will lower the Company's borrowing margin on shorter-term facilities, provide for less restrictive covenants and shorten the scheduled debt maturity.

                                   LESCO, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS

Sales for the first quarter ended March 31, 2001 decreased $8.2 million to $90.7 million from $98.9 million in 2000, an 8.3% decrease. The decrease in sales is due primarily to volume decreases in the Lawn Care and Golf divisions in the first quarter 2001 compared to the first quarter 2000. The sales decrease is due primarily to weather related factors in both the northeastern areas of the country and Florida.

Gross profit, as a percentage of sales, was 30.2% for the first quarter ended March 31, 2001 compared to 33.4% in the first quarter 2000. The decrease in gross profit, as a percent of sales, was due primarily to unfavorable raw material costs and sales mix (2.9%) and increased costs in the manufacturing plants excluding the NovexTM plant (.6%). However, the gross profit decrease, as a percent of sales, was slightly offset primarily by higher production levels in the Novex plant (.5%).

Delivery and warehouse expenses increased by $726,000, an 8.3% increase, to $9.4 million for the first quarter 2001 compared to $8.7 million in the first quarter 2000. This increase is primarily due to increased warehouse utilities and payroll related expenses in addition to increased costs relating to outbound freight. The freight cost increases resulted from a higher volume of direct ship orders to customers, which were directly impacted by the mix of sales in addition to increased energy costs.

Selling, general and administrative expenses increased by $95,000, a .4% increase, to $25.5 million for the first quarter 2001 compared to $25.4 million in the first quarter 2000. Selling, general and administrative expenses were up primarily due an increase in payroll related expenses.

Interest expense decreased by $100,000, a 5.5% decrease, to $1.9 million in the first quarter 2001 compared to $2.0 million in the first quarter 2000. This decrease was primarily due to lower average interest rates in 2001 compared to 2000.

Other-net consists primarily of customer finance charges which totaled $520,000 in the first quarter 2001 and $636,000 in the first quarter 2000. Customer finance charges remained relatively unchanged, as a percent of sales, for the first quarter 2001 compared to 2000. Customer finance charges were slightly offset in the first quarter 2001 with a loss on disposal of fixed assets of $162,000.

The effective income tax rate reduced to 37.6% for 2001 compared to 39.6% in 2000 due to lower state income tax rates. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $66.0 million for the first quarter 2001 compared to $60.7 million in the first quarter 2000. This increase was due to higher sales volumes to the Lawn Care and Golf divisions to support the anticipated seasonal inventory requirements for first and second quarter sales volumes. Operating loss was $2.0 million for the first quarter 2001 compared to a $521,000 loss for the first quarter 2000. This decrease was primarily due to higher raw material costs, increased expenses for Southern Golf, which was acquired in August 2000 and increased energy costs in the manufacturing plants. These costs were slightly offset by increased production level efficiencies at the Company's Novex facility.

Lawn Care Division - Net sales for the Lawn Care division were $68.6 million for the first quarter 2001 compared to $76.1 million in the first quarter 2000. This decrease was due primarily to a decrease in service center sales, where same store sales for the first quarter 2001 compared to 2000 decreased 13.3%. Retail sales also had an impact on sales in the first quarter 2001 with a 14.9% decrease compared to the first quarter 2000. The spring weather related factors had their largest impact on this division, significantly impacting both service center and retail sales. Operating profit was $1.7 million for the first quarter 2001 compared to $7.4 million in the first quarter 2000. This decrease was due primarily to lower sales and the effect of higher raw material costs in addition to an increase in selling, general and administrative costs.

Golf Division - Net sales for the Golf division were $22.1 million for the first quarter 2001 compared to $22.8 million in the first quarter 2000. The sales decrease was due primarily to volume decreases from year to year. Operating profit was $438,000 for the first quarter 2001 compared to $111,000 for the first quarter 2000. This increase was primarily due to lower selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, total assets of the Company were $273.6 million compared to $278.1 million as of March 31, 2000 and $244.9 million as of December 31, 2000. The asset decrease from March 31, 2000 to March 31, 2001 is primarily related to working capital decreases, while the increase from December 31, 2000 is due primarily to the seasonality of the business. Net Accounts Receivable were $82.0 million as of March 31, 2001 compared to $87.8 million as of March 31, 2000, and $78.5 million as of December 31, 2000. The decrease in net accounts receivable compared to March 31, 2000 was due primarily to the impact of first quarter sales for 2000 exceeding first quarter sales for 2001, while the increase from December 31, 2000 was due primarily to the seasonality of the business. Inventories were $120.0 million as of March 31, 2001 compared to $122.0 million as of March 31, 2000, and $100.0 million as of December 31, 2000. The decrease in inventory compared to March 31, 2000 was due primarily to lower turfseed and control product inventories while the increase from December 31, 2000 was due primarily to the Company's seasonal increase for anticipated spring sales.

The decrease in working capital assets was primarily offset by a decrease in accounts payable. Accounts payable were $58.5 million as of March 31, 2001, $70.0 million as of March 31, 2000 and $33.3 million as of December 31, 2000. The decrease in accounts payable from March 2000 to March 2001 relates primarily to the decrease in inventory purchases. The increase in accounts payable from December 2000 to March 2001 is primarily related to seasonal supplier deferred payment programs, which are due in the second quarter of the year, in addition to the seasonal build of inventory.

Outstanding debt under the Company's credit facility was $56.0 million as of March 31, 2001 compared to $52.2 million as of March 31, 2000 and $43.6 million as of December 31, 2000. The Company's revolving credit facility, which will mature in April 2003, provides for maximum core borrowings of $60.0 million and allows for maximum seasonal borrowings from March 1 to May 31 of $70.0 million. This credit facility is unsecured and has no prepayment penalty. As of March 31, 2001 the Company had $14.0 million available under its credit facility. The Company believes its current borrowing capacity is adequate for the foreseeable future. See the Subsequent Event Note to Financial Statements (Note F).

Capital expenditures for the first three months of 2001 included improvements in the Company's information systems, furniture and fixtures for the Company's headquarters, improvement costs for the Company's NovexTM fertilizer plant in Disputanta, Virginia, and improvements to the Company's other manufacturing and distribution facilities.

FORWARD-LOOKING STATEMENTS

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


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         --------------------------------------------------------------

Not applicable.

                           PART II - OTHER INFORMATION
                           ---------------------------

The items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  (10) (a) Credit Agreement dated April 24, 2001 among National
                           City Bank, PNC Bank, National Association, National City Bank, as agent, and the Registrant.
                  (10) (b) Purchase and Sale Agreement dated April 24, 2001
                           among LESCO Funding, Inc., and the Registrant.
                  (10) (c) Receivables Purchase Agreement dated April 24, 2001 among LESCO Funding, Inc., as seller, LESCO, INC., as initial servicer, Market Street Funding Corporation and PNC Bank, National Association, as administrator.

         (b)      There were no reports on Form 8-K filed during this period.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LESCO, INC.





May 10, 2001                         By   /s/ R. Breck Denny
------------                           --------------------------------------
                                              R. Breck Denny, Vice-President/
                                                 Chief Financial Officer