Form 10-Q
period 2001-06-30
LESCO INC/OH
filed 2001-08-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2001                   Commission File Number 0-13147

                                   LESCO, INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                         34-0904517

State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


           15885 Sprague Road
           Strongsville, Ohio                             44136

(Address of principal executive offices)                (Zip Code)


                                 (440) 783-9250

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


                                                            Outstanding at
           Class                                            August 10, 2001
-------------------------------                            ----------------
Common shares, without par value                           8,559,760 shares

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                   LESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                      Three Months Ended June 30     Six Months Ended June 30
                                                    -----------------------------   ---------------------------

     (In thousands except per share data)             2001            2000            2001            2000
                                                    ----------      ----------      ----------      ----------
Net sales                                          $  164,129      $  158,288      $  254,857      $  257,166

Cost of sales                                         109,283         102,328         172,614         168,199
                                                   ----------      ----------      ----------      ----------

     GROSS PROFIT ON SALES                             54,846          55,960          82,243          88,967

Warehouse & delivery expense                           13,888          12,381          23,323          21,090
Selling, general & administrative expense              28,013          26,302          53,476          51,670
                                                   ----------      ----------      ----------      ----------
                                                       41,901          38,683          76,799          72,760
                                                   ----------      ----------      ----------      ----------
     INCOME FROM OPERATIONS                            12,945          17,277           5,444          16,207

Other deductions (income):
     Interest expense                                   1,659           1,644           3,567           3,662
     Joint venture results                               (180)           (121)           (184)           (121)
     Other expense                                         94              60             373              65
     Customer finance charges and other income           (680)           (866)         (1,359)         (1,525)
                                                   ----------      ----------      ----------      ----------
                                                          893             717           2,397           2,081
                                                   ----------      ----------      ----------      ----------

Income Before Income Taxes                             12,052          16,560           3,047          14,126

Income taxes                                            4,517           6,600           1,113           5,361
                                                   ----------      ----------      ----------      ----------


     NET INCOME                                    $    7,535      $    9,960      $    1,934      $    8,765
                                                   ==========      ==========      ==========      ==========

     BASIC EARNINGS PER SHARE                      $     0.89      $     1.18      $     0.23      $     1.04
                                                   ==========      ==========      ==========      ==========

     DILUTED EARNINGS PER SHARE                    $     0.88      $     1.16      $     0.23      $     1.02
                                                   ==========      ==========      ==========      ==========

     CASH DIVIDENDS PER SHARE                      $     0.00      $     0.15 (a)  $     0.00      $     0.15 (a)
                                                   ==========      ==========      ==========      ==========

(a) Represents a dividend of $0.15 per share declared in June 2000 and paid in July 2000.


See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30         June 30         December 31
(In thousands except share data)                                      2001             2000             2000
                                                                   -----------      -----------      -----------
                                                                           (unaudited)               (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                          $     5,366      $     4,055      $       849
     Accounts receivable -- net                                         53,859           91,019           78,529
     Inventories
         Raw materials                                                  11,234            5,043            7,112
         Finished goods                                                102,828          110,449           92,931
                                                                   -----------      -----------      -----------
         Total Inventories                                             114,062          115,492          100,043

     Deferred income taxes                                               2,576            1,672            1,950
     Prepaid expenses and other assets                                   1,684            3,111            5,595
                                                                   -----------      -----------      -----------
         TOTAL CURRENT ASSETS                                          177,547          215,349          186,966

Property, Plant and Equipment                                           91,198           85,795           90,878
     Less allowance for depreciation and amortization                  (43,949)         (39,269)         (42,674)
                                                                   -----------      -----------      -----------
         Net Property, Plant and Equipment                              47,249           46,526           48,204

Other Assets                                                            10,504            8,959            9,723
                                                                   -----------      -----------      -----------

         TOTAL ASSETS                                              $   235,300      $   270,834      $   244,893
                                                                   ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    72,110      $    72,087      $    33,304
     Other current liabilities                                           9,618           11,939           11,152
     Current portion of  debt                                            5,813            5,100            5,100
                                                                   -----------      -----------      -----------
         TOTAL CURRENT LIABILITIES                                      87,541           89,126           49,556

Long-term debt                                                          45,347           80,454           94,707
Deferred income taxes                                                    3,120            2,888            3,194

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,620,328 shares issued
         and 8,551,885 outstanding at June 30, 2001, 8,526,858
         at June 30, 2000, 8,554,235 at December 31, 2000                  862              857              862
     Paid-in capital                                                    34,806           34,131           34,768
     Retained earnings                                                  65,665           65,108           63,730
     Accumulated other comprehensive loss                                  (91)               0                0
     Less treasury shares 68,443 at June 30, 2001, 45,604 at
         June 30, 2000, 61,093 at December 31, 2000                     (1,262)            (829)          (1,154)
     Unearned compensation                                                (688)            (901)            (770)
                                                                   -----------      -----------      -----------

         TOTAL SHAREHOLDERS' EQUITY                                     99,292           98,366           97,436
                                                                   -----------      -----------      -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                      $   235,300      $   270,834      $   244,893
                                                                   ===========      ===========      ===========

         See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                     ----------------------------------
(In thousands)                                                                          2001                    2000
                                                                                     ---------                ---------
                                                                                                (unaudited)
OPERATING ACTIVITIES:
     Net income                                                                      $   1,934                $   8,765
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                   4,806                    4,419
         Decrease (increase) in accounts receivable                                     23,884                  (24,867)
         Provision for uncollectible accounts receivable                                   786                    1,607
         Increase in inventories                                                       (14,018)                 (14,821)
         Increase in accounts payable                                                   38,806                   38,164
         Increase in other current items                                                 1,097                    3,521
         Other                                                                            (540)                     265
                                                                                     ---------                ---------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                               56,755                   17,053

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net                                    (3,521)                  (4,489)
                                                                                     ---------                ---------

     NET CASH USED BY INVESTING ACTIVITIES                                              (3,521)                  (4,489)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                          110,800                  127,400
     Reduction of borrowings                                                          (159,447)                (137,145)
     Issuance of common shares net of treasury shares                                      (70)                     394
     Cash dividends                                                                         --                   (1,268)
                                                                                     ---------                ---------

     NET CASH USED BY FINANCING ACTIVITIES                                             (48,717)                 (10,619)
                                                                                     ---------                ---------

Net increase in cash                                                                     4,517                    1,945

Cash - Beginning of the period                                                             849                    2,110
                                                                                     ---------                ---------

     CASH - END OF THE PERIOD                                                        $   5,366                $   4,055
                                                                                     =========                =========

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE B - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended June 30     Six Months Ended June 30
------------------------------------------------------------------------------------------------
(In thousands, except share data)           2001         2000            2001           2000
------------------------------------------------------------------------------------------------
Numerator:
   Net income                         $    7,535     $    9,960     $    1,934     $    8,765
Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares           8,482,249      8,459,063      8,482,079      8,457,288

   Effect of dilutive securities:
     Employee stock options               67,563        123,181         72,977        143,355
     Restricted shares                    21,790          8,757         21,790          8,757
                                      -------------------------------------------------------
   Diluted potential common
     shares                               89,353        131,938         94,767        152,112
   Denominator for diluted
     earnings per share -
     adjusted weighted average
     shares and assumed
     conversions                       8,571,602      8,591,001      8,576,846      8,609,400
                                      -------------------------------------------------------
Earnings per share
   Basic                              $     0.89     $     1.18     $     0.23     $     1.04
                                      ==========     ==========     ==========     ==========
   Diluted                            $     0.88     $     1.16     $     0.23     $     1.02
                                      ==========     ==========     ==========     ==========

NOTE C - Segment Information

The Company has four reportable operating segments, which are Product Supply, Lawn Care, Golf and Corporate. These segments are defined based on management responsibility.

The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and grass seed to the Lawn Care and Golf divisions of the Company.

The Lawn Care division operates 228 LESCO Service Centers(R), which enable the Company to market turf care products, including turf control products, fertilizer, grass seed and equipment.

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


                                                                For the Three Months Ended June 30, 2001
                                          ------------------------------------------------------------------------------------
                                             Product           Lawn                             Elimination &
                                             Supply            Care                Golf           Corporate         Consolidated
                                           ----------        ---------          ---------       -------------       ------------
Net Sales to External Customers                              $ 116,535          $  47,594                            $ 164,129
Intersegment Net Sales                     $ 108,589                                              $(108,589)

Operating Profit                                 581            14,110              6,143            (7,889)            12,945

Total Assets                                  89,352            80,009             29,936            36,003            235,300

Net Assets                                 $  17,242         $  80,009          $  29,936         $  15,873          $ 143,060


                                                                For the Three Months Ended June 30, 2000
                                         -------------------------------------------------------------------------------------
                                           Product            Lawn                            Elimination &
                                           Supply             Care               Golf           Corporate        Consolidated
                                         ------------      ------------       ------------    -------------      -------------
Net Sales to External Customers                            $ 111,921          $  46,367                            $ 158,288
Intersegment Net Sales                   $ 118,328                                              $(118,328)

Operating Profit                             4,420            16,045              6,058            (9,246)            17,277

Total Assets                                98,812           101,082             39,628            31,312            270,834

Net Assets                               $  26,725         $ 101,082          $  39,628         $  13,515          $ 180,950


                                                                For the Six Months Ended June 30, 2001
                                         ------------------------------------------------------------------------------------
                                            Product           Lawn                             Elimination &
                                            Supply            Care              Golf            Corporate       Consolidated
                                         ------------     ------------       ------------     --------------    ------------

Net Sales to External Customers                           $ 185,163          $  69,694                            $ 254,857
Intersegment Net Sales                 $ 174,557                                               $(174,557)

Operating Profit                          (1,464)            15,833              6,581           (15,506)             5,444

Total Assets                              89,352             80,009             29,936            36,003            235,300

Net Assets                             $  17,242          $  80,009          $  29,936         $  15,873          $ 143,060

                                                                For the Six Months Ended June 30, 2000
                                         ------------------------------------------------------------------------------------
                                           Product           Lawn                             Elimination &
                                           Supply            Care              Golf            Corporate       Consolidated
                                        ------------     ------------       ------------     --------------    --------------
Net Sales to External Customers                           $ 188,046          $  69,120                            $ 257,166
Intersegment Net Sales                  $ 179,019                                              $(179,019)

Operating Profit                            3,899            23,482              6,169           (17,343)            16,207

Total Assets                               98,812           101,082             39,628            31,312            270,834

Net Assets                              $  26,725         $ 101,082          $  39,628         $  13,515          $ 180,950

NOTE D - Derivatives

On January 1, 2001, the Company adopted Statement of Accounting Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (FAS 133). The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers, and enter into only derivatives that are considered to be completely effective. The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which effectively converts existing floating-rate payments for 6.335% fixed-rate payments and therefore reduces the impact of interest-rate changes on future interest expense. The Company recognizes the swap agreement on the balance sheet at fair value.

NOTE E - Comprehensive Income / Loss

At January 1, 2001, a $58,000 liability and accumulated other comprehensive loss of $35,000 (net-of-tax) was recognized as a transition adjustment for the value of the Company's interest rate swap agreement. At June 30, 2001, the liability increased to $149,000. After tax effects, the Company's comprehensive income for the three months ended June 30, 2001 was $7,444,000 and for the six months ended June 30, 2001 was $1,843,000. The full amount of the other comprehensive loss should be released to income during the next twelve months.

NOTE F - Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations superceding APB No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt these statements effective January 1, 2002. The effects of adopting these Statements have not been determined.

NOTE G -  Subsequent Events

In early August 2001, the Company amended its $15.0 million revolving credit facility with banks and extended the maturity to August 2002. Both the revolving credit facility with banks and the private placement notes were amended to provide the revolving credit facility and the private placement noteholders with a security interest in the Company's inventories, machinery and equipment and a guarantee by certain LESCO wholly owned subsidiaries. This amendment will provide the Company with greater debt covenant flexibility.

In early August 2001, the Company's Board of Directors declared a $0.075 per common share cash dividend for shareholders of record as of August 24, 2001 payable on September 4, 2001.

                                   LESCO, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Sales for the second quarter ended June 30, 2001 increased $5.8 million to $164.1 million from $158.3 million in 2000, a 3.7% increase. This increase in sales is primarily due to volume increases (2.8%) and selective price increases (.9%). Sales for the first six months of 2001 decreased .9% to $254.9 million from $257.2 million in 2000. This decrease in sales is primarily due to volume decreases in the first quarter. The volume decreases for the first half were impacted by adverse weather patterns throughout the country and difficult economic conditions affecting the Company's customers, including significantly reduced sales to the Company's largest retail customer.

Gross profit, as a percentage of sales, was 33.4% for the second quarter ended June 30, 2001 compared to 35.4% in the second quarter 2000. This decrease in gross profit, as a percent of sales, was due primarily to unfavorable raw material costs (3.0%) and increased costs in the manufacturing plants excluding the Novex(TM) plant (.6%). This decrease in gross profit for the second quarter was slightly offset by selective price increases (.9%) and the positive effect of a favorable product mix (.8%). For the first six months, gross profit, as a percent of sales, was 32.3% in 2001 compared to 34.6% in 2000. The decrease in gross profit, as a percent of sales, for the first six months was due primarily to unfavorable raw material costs (3.1%) and increased costs in the manufacturing plants excluding the Novex(TM) plant (.5%). However, the gross profit decrease, as a percent of sales, was slightly offset by selective price increases (1.1%), and higher production levels in the Novex(TM) plant (.2%). Gross profit was impacted by higher raw material costs, particularly urea costs, for both the second quarter and first six months 2001, as higher natural gas prices have significantly impacted the cost of urea, the Company's most important raw material.

Delivery and warehouse expenses increased by $1.5 million, a 12.1% increase, to $13.9 million for the second quarter 2001 compared to $12.4 million in the second quarter 2000. For the first six months of 2001, delivery and warehouse expenses increased by $2.2 million, a 10.4% increase, to $23.3 million compared to the first six months of 2000. The increase for the second quarter and the first six months is primarily due to increased warehouse utilities and payroll related expenses in addition to increased costs relating to outbound freight and intercompany freight expense. The freight cost increases resulted from a higher volume of direct ship orders to customers, increased intercompany freight costs due to anticipated sales volumes and increased energy costs.

Selling, general and administrative expenses increased by $1.7 million, a 6.5% increase, to $28.0 million for the second quarter 2001 compared to $26.3 million in the second quarter 2000. For the six months ended June 30, 2001, selling, general and administrative expenses increased by $1.8 million, a 3.5% increase, to $53.5 million in 2001 compared to $51.7 million in 2000. The increase for the second quarter and the first six months is primarily due to increased rent and utility expenses, health care insurance costs and other operating expenses.

Interest expense remained relatively unchanged for the second quarter 2001 compared to the second quarter 2000 as higher interest rates offset lower levels of debt. Interest expense decreased by $95,000, a 2.6% decrease, to $3.6 million in the first half 2001 compared to $3.7 million in the first half 2000. This decrease was primarily due to lower average interest rates during the first quarter 2001 compared to the first quarter 2000.

Other expense consists primarily of losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Customer finance charges totaled $435,000 in the second quarter 2001 and $445,000 in the second quarter 2000. Customer finance charges were $954,000 for the first six months 2001 compared to $1.1 million for the first six months 2000. The slight decrease in customer finance charges for both the second quarter and first six months is attributable to better and more timely accounts receivable collection efforts.

The effective income tax rate reduced to 37.6% for 2001 compared to 39.6% in 2000 due to lower state income tax rates. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $108.6 million for the second quarter 2001 compared to $118.3 million in the second quarter 2000 and were $174.6 million for the first six months 2001 compared to $179.0 million in 2000. These decreases were due to lower sales demands from the Lawn Care and Golf divisions as a result of their lower sales volumes related to unfavorable weather conditions throughout the country and difficult economic conditions affecting their customers. Operating profit was $581,000 for the second quarter 2001 compared to $4.4 million for the second quarter 2000 and a $1.5 million loss for the first six months 2001 compared to a $3.9 million profit in 2000. The operating profit decreases were due primarily to lower sales volumes, higher raw material costs, increased expenses for Southern Golf, assets for which were acquired in August 2000, and increased energy costs in the manufacturing plants. These costs were slightly offset by increased production level efficiencies at the Company's Novex facility.

Lawn Care Division - Net sales for the Lawn Care division were $116.5 million for the second quarter 2001 compared to $111.9 million in the second quarter 2000. The increase for the second quarter was due primarily to an increase in service center sales, where same store sales increased 6.3% compared to the second quarter 2000. Retail sales also increased by 15.1% for the second quarter 2001 compared to the second quarter 2000. These increases were slightly offset by a decrease in sales to large national accounts. Net sales were $185.2 million for the first six months 2001 compared to $188.0 million in 2000. The decrease for the first six months is due to a decrease in service center sales in the first quarter. Same store sales for the first six months decreased 1.3% compared to the first six months 2000. There was also a decrease in retail sales and sales to large national accounts of 2.7% and 5.4% respectively, compared to the first six months 2000. Spring weather related factors and customers' difficult economic conditions had the largest impact on this division, significantly impacting both service center and retail sales. Operating profit was $14.1 million for the second quarter 2001 compared to $16.0 million in the second quarter 2000. Operating profit was $15.8 million for the first six months 2001 compared to $23.5 million in 2000. These decreases were due primarily to lower sales in the first quarter, the effect of higher raw material costs over the first six months in addition to an increase in selling, general and administrative costs.

Golf Division - Net sales for the Golf division were $47.6 million for the second quarter 2001 compared to $46.4 million in the second quarter 2000. Net sales for the first six months 2001 were $69.7 million compared to $69.1 million in 2000. The sales increase for the second quarter was primarily due to selective price increases (.9%) and volume increases (1.7%). The sales increase for the first six months was primarily due to selective price increases (1.0%) which was slightly offset by slight volume decreases (.1%) from year to year. Operating profit was $6.1 million for both the second quarter 2001 and 2000 and was $6.6 million for the first six months 2001 compared to $6.2 million in 2000. The increase in operating profit for the first six months was primarily due to higher net sales and lower selling, general and administrative costs.


Liquidity and Capital Resources

In April 2001, the Company completed a $50.0 million revolving accounts receivable securitization program, at variable rates, maturing in April 2004, to sell, without recourse, through a wholly owned subsidiary, certain trade accounts receivable. At June 30, 2001, the Company had received $35.0 million from the sale of trade accounts receivable that had not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility and to fund working capital needs. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

As of June 30, 2001, total assets of the Company were $235.3 million compared to $270.8 million as of June 30, 2000 and $244.9 million as of December 31, 2000. The asset decrease from June 30, 2000 to June 30, 2001 and from December 31, 2000 is primarily related to the Company's revolving trade accounts receivable securitization program pursuant to which $35.0 million of trade accounts receivable were sold as of June 30, 2001 and working capital decreases. Net accounts receivable decreased further due to other receivables relating to the improved management of vendor sales growth incentives and the seasonality of the business. Inventories were $114.1 million as of June 30, 2001 compared to $115.5 million as of June 30, 2000, and $100.0 million as of December 31, 2000. The decrease in inventory compared to June 30, 2000 was due primarily to lower turfseed, control product and equipment inventories while the increase from December 31, 2000 was due primarily to the Company's seasonal build for anticipated sales.

The decrease in working capital assets was primarily offset by a decrease in accounts payable and a decrease in long-term debt. Accounts payable were $72.1 million as of June 30, 2001, and 2000 and $33.3 million as of December 31, 2000. The increase in accounts payable from December 2000 to June 2001 reflects seasonal supplier deferred payment programs which are due in the third quarter of the year in addition to the seasonal build of inventory. The Company's long-term debt decreased to $45.4 million as of June 30, 2001 compared to $80.5 million as of June 30, 2000, and $94.7 million as of December 31, 2000, due primarily to the trade accounts receivable securitization program.

There was no outstanding debt under the Company's revolving credit facility with banks as of June 30, 2001 compared to $29.3 million as of June 30, 2000 and $43.6 million as of December 31, 2000. The Company reduced its availability under this revolving credit facility from $20.0 million to $15.0 million at the end of June 2001. The Company repaid $5.0 million due under its $50.0 million private placement notes upon normal maturity in June 2001. The current portion of debt increased in June 2001 compared to June 2000 and December 2000 as a result of the June 2002 maturity for a portion of the Company's remaining private placement notes. In early August 2001, the Company amended its $15.0 million revolving credit facility with banks and extended the maturity to August 2002. Both the revolving credit facility and the private placement notes were amended to provide the revolving credit facility and the private placement noteholders with a security interest in the Company's inventories, machinery and equipment.

Capital expenditures for the first six months of 2001 included improvements in the Company's information systems, furniture and fixtures for the Company's headquarters, improvement costs for the Company's Novex(TM) fertilizer plant in Disputanta, Virginia, and improvements to the Company's other manufacturing and distribution facilities.

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

             -    changes in market demographics;

             - changes in the regulation of the Company's products, including applicable environmental regulations; and

             - the Company's ability to effectively manufacture, market and distribute new products.


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 16, 2001, the Company conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

Election of Directors for a One-Year Term

                              Votes "For"        Votes "Withheld"
                              -----------        ----------------
Ronald Best                     6,806,170           882,814
Drexel Bunch                    6,490,982         1,198,002
Robert F. Burkhardt             6,626,413         1,062,571
J. Martin Erbaugh               6,607,435         1,081,549
William A. Foley                6,386,252         1,302,732
Michael E. Gibbons              6,599,271         1,089,713
Lee C. Howley                   6,602,280         1,086,704
Christopher H. B. Mills         5,605,464         2,083,520
Robert B. Stein, Jr             6,491,135         1,197,849
David L. Swift                  6,626,765         1,062,219


Shareholder Proposals

                                            Votes "For"       Votes "Against"   Votes "Abstain"   Votes "Non-Voted"
                                            -----------       ---------------   ---------------   -----------------
Proposal on responsibility of the
Board in succession planning                  1,930,951         4,483,731            58,081           1,483,521

Proposal on providing for the payment
of benefits upon a change in control          2,331,188         4,085,487            56,089           1,483,521

Proposal that Board designate a non-
executive Chairman or other
independent Board leader                      1,952,368         4,456,533            63,863           1,483,521

Proposal concerning redemption of
the LESCO, Inc.'s Shareholders
Rights Plan                                   3,356,344         2,854,659           261,760           1,483,521


No other matters were brought before shareholders for a vote.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               (10)(y)(2) Amendment No. 1 dated as of August 7, 2001 to the
                          Credit Agreement among National City Bank; PNC Bank, National Association; National City Bank, as Administrative Agent; and the Registrant.

               (4)(i)(2) First Amendment dated as of August 7, 2001 to Note Purchase Agreement.

               (10)(z) Form of Security Agreement dated as of August 7, 2001 by and between Wells Fargo Bank Northwest, National Association, as Collateral Agent, and each of LESCO, Inc.; Aim Lawn & Garden Products, Inc.; LESCO Services, Inc.; and LESCO Technologies, LLC.

         (b)   There were no reports on Form 8-K filed during this period.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LESCO, INC.





August 14, 2001                       By   /s/ R. Breck Denny
----------------                         -------------------------------------
                                         R. Breck Denny, Vice-President/
                                         Chief Financial Officer