Form 10-Q
period 2001-09-30
LESCO INC/OH
filed 2001-11-14
CIK 745394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001              Commission File Number 0-13147
------------------------------------              ------------------------------


                                   LESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                         34-0904517
          -----                                        ----------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

          15885 SPRAGUE ROAD
          STRONGSVILLE, OHIO                          44136
          ------------------                          -----
(Address of principal executive offices)            (Zip Code)


                                 (440) 783-9250
                                 --------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                                     OUTSTANDING AT
             CLASS                                   NOVEMBER 9, 2001
             -----                                   ----------------
 Common shares, without par value                    8,560,120 shares

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                                 Three Months Ended September 30           Nine Months Ended September 30
                                             ---------------------------------------   --------------------------------------

     (In thousands except per share data)           2001                  2000                2001                 2000
                                             -----------------     -----------------   -----------------    -----------------

Net sales                                    $        144,084      $        139,640    $        398,941     $        396,806

Cost of sales                                         102,521                93,562             275,135              261,761
                                             -----------------     -----------------   -----------------    -----------------

     GROSS PROFIT ON SALES                             41,563                46,078             123,806              135,045

Warehouse & delivery expense                           11,924                11,421              35,247               32,511
Selling, general & administrative expense              28,267                26,982              81,744               78,652
                                             -----------------     -----------------   -----------------    -----------------
                                                       40,191                38,403             116,991              111,163
                                             -----------------     -----------------   -----------------    -----------------

     INCOME FROM OPERATIONS                             1,372                 7,675               6,815               23,882

Other deductions (income):
     Interest expense                                   1,493                 1,547               5,061                5,209
     Joint venture results                                148                  (173)                (36)                (294)
     Other expense                                         99                   213                 472                  278
     Customer finance charges and
       other income                                      (869)               (1,008)             (2,229)              (2,533)
                                             -----------------     -----------------   -----------------    -----------------
                                                          871                   579               3,268                2,660
                                             -----------------     -----------------   -----------------    -----------------

Income Before Income Taxes                                501                 7,096               3,547               21,222

Income taxes                                              164                 2,851               1,277                8,212
                                             -----------------     -----------------   -----------------    -----------------


     NET INCOME                              $            337      $          4,245    $          2,270     $         13,010
                                             =================     =================   =================    =================


     BASIC EARNINGS PER SHARE                $           0.04      $           0.50    $           0.27     $           1.54
                                             =================     =================   =================    =================

     DILUTED EARNINGS PER SHARE              $           0.04      $           0.49    $           0.26     $           1.51
                                             =================     =================   =================    =================

     CASH DIVIDENDS PER SHARE                $          0.075 (a)  $           0.00    $          0.075 (a) $           0.15 (b)
                                             =================     =================   =================    =================


     (a) Represents a dividend of $0.075 per share declared in August 2001 and paid in September 2001.

     (b) Represents a dividend of $0.15 per share declared in June 2000 and paid in July 2000.

     See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30             September 30          December 31
(In thousands except share data)                                            2001                     2000                  2000
                                                                    --------------------      ------------------     ---------------
                                                                                     (unaudited)                         (audited)
ASSETS

CURRENT ASSETS:
     Cash                                                           $             4,521    $           2,653   $              849
     Accounts receivable - Net of allowance                                      51,503               91,619               78,529
          of $4,640, $4,947 and $4,500, respectively
     Inventories
         Raw materials                                                            9,173                8,154                7,112
         Finished goods                                                         100,931              102,014               92,931
                                                                    --------------------   ------------------  -------------------
         Total Inventories                                                      110,104              110,168              100,043

     Deferred income taxes                                                        2,232                1,919                1,950
     Prepaid expenses and other assets                                            2,175                2,921                5,595
                                                                    --------------------   ------------------  -------------------
         TOTAL CURRENT ASSETS                                                   170,535              209,280              186,966

Property, Plant and Equipment                                                    94,632               89,056               90,878
     Less allowance for depreciation and amortization                           (45,932)             (41,869)             (42,674)
                                                                    --------------------     ----------------  -------------------
         Net Property, Plant and Equipment                                       48,700               47,187               48,204

Other Assets                                                                     10,476               10,137                9,723
                                                                    --------------------   ------------------  -------------------

         TOTAL ASSETS                                               $           229,711    $         266,604   $          244,893
                                                                    ====================   ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $            67,045    $          51,408   $           33,304
     Other current liabilities                                                    9,305               13,009               11,152
     Current portion of  debt                                                    50,974                5,100                5,100
                                                                    --------------------   ------------------  -------------------
         TOTAL CURRENT LIABILITIES                                              127,324               69,517               49,556

Long-term debt                                                                      161               91,129               94,707
Deferred income taxes                                                             3,176                2,959                3,194

SHAREHOLDERS' EQUITY:
     Preferred shares-- without par value--
         authorized 500,000 shares
     Common shares--without par value--
         19,500,000 shares authorized; 8,628,563 shares issued
         and 8,560,120 outstanding at September 30, 2001,
         8,569,724 at September 30, 2000, 8,554,235 at
         December 31, 2000                                                          863                  862                  862
     Paid-in capital                                                             34,780               34,710               34,768
     Retained earnings                                                           65,362               69,352               63,730
     Accumulated other comprehensive loss                                             0                    0                    0
     Less treasury shares 68,443 at September 30, 2001, 45,604 at
         September 30, 2000, 61,093 at December 31, 2000                         (1,263)                (829)              (1,154)
     Unearned compensation                                                         (692)              (1,096)                (770)
                                                                    --------------------   ------------------  -------------------

         TOTAL SHAREHOLDERS' EQUITY                                              99,050              102,999               97,436
                                                                    --------------------   ------------------  -------------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                       $           229,711    $         266,604   $          244,893
                                                                    ====================   ==================  ===================


         See Notes to Consolidated Financial Statements.

                                   LESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Nine Months Ended
                                                                                                  September 30
                                                                                  ---------------------------------------------
(In thousands)                                                                             2001                     2000
                                                                                  ---------------------    --------------------
                                                                                                  (unaudited)
OPERATING ACTIVITIES:
     Net income                                                                   $              2,270     $            13,010
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                           7,151                   6,641
         Decrease (increase) in accounts receivable                                             25,606                 (26,097)
         Provision for uncollectible accounts receivable                                         1,420                   2,303
         Increase in inventories                                                               (10,060)                 (9,293)
         Increase in accounts payable                                                           33,741                  17,391
         Increase in other current items                                                         1,289                   3,376
         Other assets/liabilities                                                               (1,195)                   (142)
                                                                                  ---------------------    --------------------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                                       60,222                   7,189

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment - net                                            (7,144)                 (6,912)
                                                                                  ---------------------    --------------------

     NET CASH (USED IN) INVESTING ACTIVITIES                                                    (7,144)                 (6,912)

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                                  151,400                 207,100
     Reduction of borrowings                                                                  (200,072)               (206,170)
     Issuance of common shares net of treasury shares                                              (95)                    604
     Cash dividends                                                                               (639)                 (1,268)
                                                                                  ---------------------    --------------------

     NET CASH (USED IN)/ PROVIDED  BY                                                          (49,406)                    266
                                                                                  ---------------------    --------------------
     FINANCING ACTIVITIES

Net increase in cash                                                                             3,672                     543

Cash - Beginning of the period                                                                     849                   2,110
                                                                                  ---------------------    --------------------

     CASH - END OF THE PERIOD                                                     $              4,521     $             2,653
                                                                                  =====================    ====================


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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's business.

NOTE B - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months Ended                      Nine Months Ended
                                                            September 30                            September 30
        ----------------------------------------------------------------------------------------------------------------------
        (In thousands, except share data)              2001               2000               2001                2000
        ----------------------------------------------------------------------------------------------------------------------

        Numerator:
           Net income                                          $337             $4,245             $2,270             $13,010
        Denominator:
           Denominator for basic
             earnings per share -
             weighted average shares                      8,507,651          8,479,438          8,490,603           8,464,671

           Effect of dilutive securities:
             Employee stock options                          53,195            170,082             65,964             152,264
             Restricted shares                               10,895             15,274             16,343               9,826
                                               -------------------------------------------------------------------------------
           Diluted potential common
             Shares                                          64,090            185,356             82,307             162,090
           Denominator for diluted
             earnings per share -
             adjusted weighted average
             shares and assumed
             conversions                                  8,571,741          8,664,794          8,572,910           8,626,761
                                               -------------------------------------------------------------------------------
        Earnings per share
           Basic                                              $0.04              $0.50              $0.27               $1.54
           Diluted                                            $0.04              $0.49              $0.26               $1.51


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


                                                              For the Three Months Ended September 30, 2001
                                       --------------------------------------------------------------------------------------------
                                           Product             Lawn                          Elimination &
                                            Supply             Care             Golf             Corporate         Consolidated
                                       ----------------  ----------------  ---------------  -------------------  ------------------

 Net Sales to External Customers                                $ 97,283         $ 46,801                                $ 144,084
 Intersegment Net Sales                       $ 91,435                                               $ (91,435)

 Operating (Loss) Profit                        (4,709)           10,383            5,121               (9,423)              1,372

 Total Assets                                   91,934            75,596           26,426               35,755             229,711

 Net Assets                                   $ 24,888          $ 75,596         $ 26,426             $ 16,351             143,261



                                                             For the Three Months Ended September 30, 2000
                                       --------------------------------------------------------------------------------------------
                                           Product             Lawn                          Elimination &
                                            Supply             Care             Golf             Corporate         Consolidated
                                       ----------------  ----------------  ---------------  -------------------  ------------------

 Net Sales to External Customers                                $ 92,513         $ 47,127                                $ 139,640
 Intersegment Net Sales                       $ 58,125                                               $ (58,125)

 Operating Profit                                  984            10,706            5,007               (9,022)              7,675

 Total Assets                                   98,552            96,501           38,897               32,654             266,604

 Net Assets                                   $ 47,144          $ 96,501         $ 38,897             $ 15,024           $ 197,566




                                                            For the Nine Months Ended September 30, 2001
                                       --------------------------------------------------------------------------------------------
                                           Product             Lawn                          Elimination &
                                            Supply             Care             Golf             Corporate         Consolidated
                                       ----------------  ----------------  ---------------  -------------------  ------------------

 Net Sales to External Customers                               $ 282,446        $ 116,495                                $ 398,941
 Intersegment Net Sales                      $ 265,992                                              $ (265,992)

 Operating (Loss) Profit                        (6,355)           26,353           11,746              (24,929)              6,815

 Total Assets                                   91,934            75,596           26,426               35,755             229,711

 Net Assets                                   $ 24,888          $ 75,596         $ 26,426             $ 16,351             143,261



                                                                 For the Nine Months Ended September 30, 2000
                                       --------------------------------------------------------------------------------------------
                                           Product             Lawn                          Elimination &
                                            Supply             Care             Golf             Corporate         Consolidated
                                       ----------------  ----------------  ---------------  -------------------  ------------------

 Net Sales to External Customers                               $ 280,561        $ 116,245                                $ 396,806
 Intersegment Net Sales                      $ 237,144                                              $ (237,144)

 Operating Profit                                4,879            34,191           11,171              (26,359)             23,882

 Total Assets                                   98,552            96,501           38,897               32,654             266,604

 Net Assets                                   $ 47,144          $ 96,501         $ 38,897             $ 15,024           $ 197,566


NOTE D - Other Expense and Other Income

Included in Other Expenses are losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Interest, service charge and other miscellaneous income are included in customer finance charges and other income.

NOTE E - Other Assets

Included in Other Assets is $9.0 of intangible assets at September 30, 2001, consisting primarily of goodwill of $7.5 million, patents of $1.4 million and trademarks of $121,000. These intangible assets arose from recent acquisitions, including Pro-Lawn (1996), Tri Delta Fertilizer, Inc. (Tri Delta) (1997), Agriturf, Inc. (1998), Cadwell & Jones, Inc. (1998) and Southern Golf Products, Inc. (2000) and the purchase of patents and trademarks. These assets are being amortized using straight-line method over periods of 15 to 20 years for goodwill and 15 years for patents and trademarks. Accumulated amortization was $2.6 million at September 30, 2001.

NOTE F - Obsolescence Reserve

The Company has maintained a reserve for inventory obsolescence. The reserve is for slow moving equipment spare parts that over time can become obsolete and inventory that becomes obsolete because of a change in new product development. Additionally, the reserve is for certain fertilizer and control products that lose potency over time and, therefore, have limited shelf lives. The Company reserves a portion of its slow moving parts, discontinued inventory and products with limited shelf lives and reviews the adequacy of such reserved amount on a periodic basis. At September 30, 2001, the obsolescence reserve was $1.6 million.

NOTE G - Derivatives and Comprehensive Income / Loss

On January 1, 2001, the Company adopted Statement of Accounting Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended (FAS 133). The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers. The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which effectively converts existing floating-rate payments for 6.335% fixed-rate payments and therefore reduces the impact of interest-rate changes on future interest expense. The Company recognizes the negative fair market value ($189,000) of the swap agreement on the balance sheet.

At January 1, 2001, a $58,000 liability and accumulated other comprehensive loss of $35,000 (net-of-tax) was recognized as a transition adjustment for the value of the Company's interest rate swap agreement. During the third quarter ended September 30, 2001, due to changes in the Company's borrowings, the interest rate swap became ineffective and the full amount of the comprehensive loss was expensed.

NOTE H - Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 addresses financial accounting and reporting for business combinations superceding APB No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company's operating results for the nine month ended September 30, 2001 included $437,000 of amortization for goodwill and $66,000 of amortization for patents. The Company is required to adopt these statements effective January 1, 2002. The effects of adopting these Statements have not been determined.

NOTE I - Debt
As of September 30, 2001, the Company violated certain covenants of its revolving credit agreement with banks, term notes and industrial revenue bonds. While management is currently negotiating waivers and forbearance agreements with its creditors, management expects to be required to make payment of nominal fees to the creditors and comply with additional restrictive covenants. As a result, the Company has classified its $45 million of private placement term notes and the $5.9 million Belmont County IRB as current portion of debt, pending resolution of refinancing options the Company is pursuing. This classification change results in a $45.2 million increase to the current portion of debt and a corresponding $45.2 million decrease to long-term debt.

                                   LESCO, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the third quarter ended September 30, 2001 increased $4.4 million to $144.1 million from $139.6 million in 2000, a 3.2% increase. The increase is due to higher unit volume offset by lower prices for the quarter. Gross profit, as a percentage of sales, was 28.8% for the third quarter ended September 30, 2001 compared to 33.0% in the third quarter 2000 or a reduction of $4.5 million. The decrease in gross profit was due to increased raw material costs of $2.8 million, unfavorable inventory adjustments of $2.7 million, general price decreases of $0.4 million and increased manufacturing costs of $0.2 million. These unfavorable adjustments were partially offset by sales volume increases of $1.6 million.

Sales for the first nine months of 2001 increased 0.5% to $398.9 million from $396.8 million in 2000. With relatively flat year to year volume, a selective price increase of 0.6% attributed to the slight increase for the first nine months. For the first nine months, gross profit, as a percent of sales, was 31.0% in 2001 compared to 34.0% in 2000 or a reduction of $11.2 million. The decrease in gross profit was due primarily to increased costs in raw materials of $10.8 million, unfavorable inventory adjustments of $2.1 million, increased manufacturing costs of $0.7 million and sales volume decreases of $0.1 million. These unfavorable adjustments were partially offset by selective price increases of $2.5 million.

The higher raw material costs were due primarily to higher natural gas prices which have significantly impacted the cost of urea, the Company's largest and most widely used raw material. The unfavorable inventory adjustments for the quarter and first nine months include the results of a third quarter 2001 physical inventory and cycle counts performed throughout the period.

Delivery and warehouse expenses, as a percent of sales, increased slightly to 8.3% for the third quarter ended September 30, 2001 from 8.2% in the third quarter 2000. For the first nine months of 2001, delivery and warehouse expenses increased, as a percent of sales, to 8.8% compared to 8.2% in 2000. The increases for the first both periods of 2001 are primarily due to increased warehouse utilities and payroll related expenses in addition to increased costs relating to outbound freight expense. The freight cost increases resulted from a higher volume of direct ship orders to customers, increased freight costs due to increased sales volumes and increased energy costs.

Selling, general and administrative expenses increased by $1.3 million, a 4.8% increase, to $28.3 million for the third quarter 2001 compared to $27.0 million in the third quarter 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses increased by $3.1 million, a 3.9% increase, to $81.8 million in 2001 compared to $78.7 million in 2000. The increase for the third quarter and the first nine months is primarily due to significantly higher health care insurance costs, as well as higher facility costs, outside professional and consulting services and other operating expenses.

Interest expense decreased $54,000 for the third quarter 2001 compared to the third quarter 2000 as a result of lower interest rates and lower levels of debt due to the receivables securitization. Interest expense decreased by $148,000, a 2.8% decrease, to $5.1 million in the first nine months 2001 compared to $5.2 million in the first nine months 2000. This decrease was primarily due to lower average interest rates during the first nine months 2001 compared to the same period in 2000.

Other expense consists primarily of losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Customer finance charges totaled $738,000 in the third quarter 2001 and $726,000 in the third quarter 2000. Customer finance charges were $1.7 million for the first nine months 2001 compared to $1.8 million for the first nine months 2000. The slight decrease in customer finance charges for first nine months is attributable to more timely accounts receivable collection efforts.

The effective income tax rate reduced to 36.0% for 2001 compared to 38.7% in 2000 due to lower state income tax rates. In the first quarter 2000, the valuation allowance related to Tri Delta Fertilizer, Inc.'s net operating loss carryforward was reversed because realization of such deferred tax assets is considered "more likely than not".

Product Supply Division - Net sales for the Product Supply division were $91.4 million for the third quarter 2001 compared to $58.1 million in the third quarter 2000 and were $266.0 million for the first nine months 2001 compared to $237.1 million in 2000. These increases were due to higher sales volumes to the Lawn Care division and to support seasonal inventory requirements. The operating loss was $4.7 million for the third quarter 2001 compared to $984,000 profit for the third quarter 2000 and a $6.4 million loss for the first nine months 2001 compared to a $4.9 million profit in 2000. The operating profit decreases were due primarily to higher raw material costs, an unfavorable physical inventory adjustment, increased expenses for Southern Golf assets that were acquired in August 2000, and increased costs of production at the manufacturing plants. These costs were slightly offset by increased production level efficiencies at the Company's Novex facility.

Lawn Care Division - Net sales for the Lawn Care division were $97.3 million for the third quarter 2001 compared to $92.5 million in the third quarter 2000. The increase for the third quarter was due primarily to an increase in service center sales, where same store sales increased 3.1% compared to the third quarter 2000. Retail sales also increased by 7.4% for the third quarter 2001 compared to the third quarter 2000. National Accounts also increased 7.8% for the third quarter 2001 compared to the third quarter 2000. Net sales were $282.4 million for the first nine months 2001 compared to $280.6 million in 2000. The increase for the first nine months is due to an increase in service center sales in the third quarter. Same store sales for the first nine months increased 0.1% compared to the first nine months 2000. There was also an increase in retail sales of 0.2% compared to the first nine months of 2000. Sales to large customers with a national presence experienced a slight decline of 1.2% compared to the first nine months of 2000. Spring weather related factors and customers' difficult economic conditions had the largest impact on this division. Operating profit was $10.4 million for the third quarter 2001 compared to $10.7 million in the third quarter 2000. Operating profit was $26.4 million for the first nine months 2001 compared to $34.2 million in 2000. These decreases were due primarily to lower sales in the first quarter, the effect of higher raw material costs over the first six months of 2001. Additionally selling, general and administrative costs increased due to higher health care insurance costs, store operating costs and general inflation.

Golf Division - Net sales for the Golf division were $46.8 million for the third quarter 2001 compared to $47.1 million in the third quarter 2000. Net sales for the first nine months 2001 were $116.5 million compared to $116.2 million in 2000. The sales decrease for the third quarter was primarily due to selective price decreases (.5%). The sales increase for the first nine months was primarily due to sales volume increase. Operating profit was $5.1 million for the third quarter 2001 compared to $5.0 million in the third quarter 2000. The increase in operating profit for the third quarter is a result of increased volume. Operating profit was $11.7 million for the nine months 2001 compared to $11.2 million in 2000. The increase in operating profit for the first nine months was primarily due to higher sales levels.

Liquidity and Capital Resources

In April 2001, the Company completed a $50.0 million revolving accounts receivable securitization program, at variable rates, maturing in April 2004, to sell, without recourse, through a wholly owned subsidiary, certain trade accounts receivable. At September 30, 2001, the Company had received $37.0 million from the sale of trade accounts receivable that had not yet been collected. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility and to fund working capital needs. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

As of September 30, 2001, total assets of the Company were $229.7 million compared to $266.6 million as of September 30, 2000 and $244.9 million as of December 31, 2000. The asset decrease at September 30, 2001 from September 30, 2000 and from December 31, 2000 is primarily related to the Company's revolving trade accounts receivable securitization program pursuant to which $37.0 million of trade accounts receivable were sold as of September 30, 2001. The inventory remained relatively stable compared to September 30, 2000 inventories, while the increase from December 31, 2000 was due primarily to the Company's seasonal build of control products and seed for anticipated fall sales. The increase in accounts payable from December 2000 to September 2001 reflects seasonal supplier deferred payment programs which are due in the fourth quarter of the year in addition to the seasonal build of inventory.

As a result of weaker than expected operating results, the Company is in violation of certain covenants, including a fixed charge test and similar other covenants, contained in its revolving credit agreement with banks, its $45 million private placement term notes and its reimbursement agreement relating to the $5.9 million Belmont County IRB. The Company is conducting active discussions with its lenders which it hopes will lead to the execution within the next several weeks of amendments or waivers, or agreements for the forbearance from exercising any rights or remedies, that would cure the violations. It is likely that such actions would require the payment of nominal fees and compliance with new provisions in addition to the covenants set forth in the credit, note purchase, reimbursement and related agreements. In addition, the Company is currently considering refinancing its debt, together with its asset securitization facility, including the possibility of entering into an asset based lending facility. While the Company can make no assurances that it will ultimately obtain the amendments, waivers or agreements to forbear, or that it will be able to obtain a commitment to refinance these facilities or be able to consummate such refinancing on terms and conditions acceptable to the Company, management is encouraged by its discussions with its lenders and prospective lenders. As a result of the covenant violations, the Company has classified the outstanding portion ($39.3) of the $45 million of private placement term notes and the $5.9 million Belmont County IRB as current portion of debt, pending resolution of the refinancing options the Company is pursuing. This classification change results in a $45.2 million increase to the current portion of debt and a corresponding $45.2 million decrease to long-term debt. The Company's long-term debt decreased to $0.2 million as of September 30, 2001 compared to $91.1 million as of September 30, 2000, and $94.7 million as of December 31, 2000, due primarily to this changed classification of long-term debt and the effects of the Company's trade accounts receivable securitization program.

There was no outstanding debt under the Company's revolving credit facility with banks as of September 30, 2001 compared to $40.0 million as of September 30, 2000 and $43.6 million as of December 31, 2000. The Company reduced its availability under this revolving credit facility from $20.0 million to $15.0 million at the end of June 2001. The Company repaid $5.0 million due under its $50.0 million private placement notes upon normal maturity in June 2001. In early August 2001, the Company amended its $15.0 million revolving credit facility with banks and extended the maturity to August 2002. Both the revolving credit facility and the private placement notes were amended to provide the revolving credit facility and the private placement note holders with a security interest in the Company's inventories, machinery and equipment. As indicated in the preceding paragraph, the Company is conducting active negotiations with its lenders in order to receive relief for certain defaults under it revolving credit agreement.

Capital expenditures for the first nine months of 2001 included improvements in the Company's information systems, improvement costs for the Company's Novex(TM) fertilizer plant in Disputanta, Virginia, furniture and fixtures for the Company's headquarters and improvements to the Company's other manufacturing and distribution facilities.

The Company believes its current borrowing capacity, once waivers of, or forebearances with respect to, covenant violations are received from its lenders and noteholders, is adequate through December 31, 2001. The Company also believes that upon successful completion of its refinancing efforts its borrowing capacity will be adequate to maintain operations and capital requirements for the foreseeable future. However, the Company's borrowing capacity, and its ability to refinance existing debt, will ultimately depend on the Company's results of operations. No assurance can be made that the Company will be able to obtain a commitment to refinance its debt facilities or will be able to consummate such refinancing on terms and conditions acceptable to it. The failure to retain sufficient borrowing capacity for the foreseeable future would have a material adverse effect on the Company's results of operations and financial condition.

Forward-Looking Statements

Certain statements included in the report are forward-looking statements that are based on management's current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as "anticipate," "estimate," "project," "may," "will" or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

     - regional weather conditions which have an impact on both timing and volume of sales;
     -    the Company's successful execution of its operating plans;
     -    the Company's ability to integrate business acquisitions successfully;
     -    general economic and business conditions;
     -    changes in market demographics
     - changes in the regulation of the Company's products, including applicable environmental regulations; and
     - the Company's ability to effectively manufacture, market and distribute new products.
     -    the Company's ability to refinance its debt.



          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         Form 8-K filed on August 24, 2001 relating to the redemption of rights issued under the Company's shareholders rights plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LESCO, INC.





November 14, 2001                        By   /s/ R. Breck Denny
                                              R. Breck Denny, Vice-President/
                                              Chief Financial Officer