Form 10-K405
period 2001-12-31
LESCO INC/OH
filed 2002-03-22
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to to

For the fiscal year ended December 31, 2001	Commission File No. 0-13147

LESCO, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0904517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15885 Sprague Road,	44136
Strongsville, Ohio (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(440) 783-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      Aggregate market value of Common Shares held by nonaffiliates on March 14, 2002: approximately $43,321,500.

      Number of Common Shares outstanding on March 14, 2002: 8,560,120.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 (the “Proxy Statement”) are incorporated by reference in Part III.

Forward-Looking Statements

      Certain statements included in the report are forward-looking statements that are based on management’s current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

•	regional weather conditions which have an impact on both timing and volume of sales;

•	the Company’s successful execution of its operating plans;

•	the Company’s ability to integrate business acquisitions successfully;

•	general economic and business conditions;

•	changes in market demographics;

•	changes in the regulation of the Company’s products, including applicable environmental regulations; and

•	the Company’s ability to effectively manufacture, market and distribute new products.

PART I

Item 1.	Business

General

      The Registrant was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms “Company,” “LESCO” and “Registrant” refer to LESCO, Inc.

      The Company is engaged in the manufacture and sale of an extensive array of golf course and lawn care products, which are marketed throughout the United States, primarily under the LESCO name. These products include fertilizers, turf protection products, grass seed, turf care equipment and replacement parts and golf course accessories. The Company’s customers include golf courses, lawn care companies, landscapers, municipalities, theme parks and industrial concerns. Products are marketed directly by the Company’s sales organization, which includes service centers and a fleet of LESCO tractor trailers operated by salespersons trained in turf care management.

Basis of Reportable Segments

      The Company has four reportable operating segments, Lawn Care, Golf, Product Supply and Corporate, and are defined by management responsibility.

      The Lawn Care division operates 227 LESCO Service Centers®, which market products on a localized basis. The primary products sold by the Lawn Care division are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This division also markets and sells products to large national and regional lawn care customers through a separate group of sales representatives. This division distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Aim Lawn & Garden Products and Professional Turf Products.

      The Golf division markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 77 LESCO Stores-on-Wheels®. The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and hand held equipment. These Stores-on-Wheels are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally, principally through foreign distributors.

      The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and turfgrass seed. This division also manages the purchasing of raw materials and the purchasing and distribution of turf protection products, turf care equipment and related parts, and golf course accessories. The division sells primarily to the Lawn Care and Golf divisions of the Company. All costs of manufacture and distribution are allocated to the Lawn Care and Golf divisions.

      The Corporate division includes the administrative functions of the Company, which support the Lawn Care, Golf and Product Supply divisions and include Administration, Finance, Information Services, Legal and Human Resources.

      The Company measures segment profitability as operating profit. Certain prior year data has been restated to reflect the changes in management responsibility. Full year operating results by segment are as follows:

	For the Year Ended December 31, 2001

	Product	Lawn		Corporate &
	Supply	Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$353,142	$151,126		$504,268
Intersegment net sales	$322,058			$(322,058)
Operating (loss) profit		26,297	8,486	(35,145)	(362)
Total assets	86,021	57,955	19,824	40,796	204,596

	For the Year Ended December 31, 2000

	Product	Lawn		Corporate &
	Supply	Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$352,656	$146,987		$499,643
Intersegment net sales	$294,555			$(294,555)
Operating (loss) profit		29,583	15,783	(28,981)	16,385
Total assets	93,747	85,225	32,663	33,258	244,893

	For the Year Ended December 31, 1999

	Product	Lawn		Corporate &
	Supply	Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$318,360	$141,994		$460,354
Intersegment net sales	$308,773			$(308,773)
Operating (loss) profit		37,358	11,444	(26,317)	22,485
Total assets	77,133	90,090	33,061	32,499	232,783

Products

      The Company manufactures and sells to the green industry an extensive array of turf care products, comprising two major lines: (1) consumable goods, including turf control products, fertilizer and grass seed, and (2) hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the names LESCO®, LESCO Products, Aim

Lawn & Garden Products, Professional Turf Products and Scenic Green. In addition, the Company sells a diverse line of turf products under other manufacturers’ brand names.

      Sales by product line for the years ended December 31, 2001, 2000, and 1999 are as follows:

	Year Ended December 31

	2001		2000		1999

	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent

	(In thousands)
Consumable goods	$429,394	85.2%	$420,793	84.2%	$385,395	83.7%
Hard goods	74,874	14.8%	78,850	15.8%	74,959	16.3%

Total	$504,268	100.0%	$499,643	100.0%	$460,354	100.0%

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

      Fertilizer. The Company sells a broad assortment of standard fertilizers, including combination products that combine fertilizer with turf control products. The Company also custom-blends fertilizer according to its customers’ specifications. The Company’s fertilizers include specialized products for golf course applications including greens, tees and fairways, products for use in the lawn care industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available.

      The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea fertilizer. The Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. ELITE® is the Company’s premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on golf course greens, tees and fairways.

      In early 2000, the Company introduced a new, state-of-the-art line of “smart” fertilizers that are sold under the brand name Novex®. The Company acquired exclusive worldwide rights to this new patented technology in early 1999. Novex is a homogeneous, uncoated product that permits uniform dispersion of its nutrients into the soil over a controlled time period scientifically selected to achieve optimum performance. This new product line is designed for professional turf care managers and, because of its broad range of applications, will position the Company to enter additional markets such as nurseries, forestries, fisheries, and specialty agriculture applications for high crop value.

      Turfgrass Seed. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the varietal purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool season grasses and in California for warm season grasses. In 2002, the Company has more than 33,500 production acres under contract in these regions. The Company’s seed line includes 32 proprietary varieties as well as 28 standard blends and mixtures.

Hard Goods

      Equipment and Accessories. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. the Company’s 50-50 joint venture. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools produced by third parties and a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles.

Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in or near Service Centers. The Company has a contract with a third party for the distribution of all parts. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

      Other. The Company offers underground irrigation equipment, protective gear such as goggles, masks and gloves, and hand tools such as tree pruners, shovels and rakes. These products are produced for the Company by third parties.

Product Improvement and Development

      The Company’s research and development efforts focus on improvements to and development of new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. The Company also has a number of agreements with state universities which test turf control products, grass seed and fertilizers for the Company.

Marketing and Distribution

      LESCO Service Centers®. The Company operates Service Centers which enable the Company to market its products on a localized basis. The Service Centers are generally established in easily accessible industrial parks which allow for sales directly to commercial users. The Company had 227 Service Centers in operation as of December 31, 2001. The Company does not plan to open any Service Centers in 2002. The Service Centers market products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

      LESCO Stores-on-Wheels®. The Company markets its products to private and public golf courses and other customers having large turf areas through salespersons who operate a fleet of 77 Stores-on-Wheels consisting of 10 step vans and 67 tractor trailers as of December 31, 2001. These trucks are well-stocked with a wide variety of turf care products and golf course accessories which are sold directly from the trucks.

      Conventional Sales Force. The Company’s conventional sales representatives are strategically located in the various markets served by the Company and sell to large customers such as national and regional lawn care companies. Sales through this distribution channel typically generate lower gross margins than the Service Centers and Stores-on-Wheels.

      Other. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. The Company distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country. The Company sells a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Professional Turf Products and Aim Lawn & Garden Products. In addition, the Company markets its products internationally principally through foreign distributors.

      Technical Experience of Sales Personnel. Most of the Company’s salespersons are agronomists or horticultural specialists or have had prior experience with lawn care companies or golf courses. The Company believes that the training and experience of its salespersons promote customer reliance on the Company’s technical expertise with respect to existing turf care products and new product development in the turf care industry.

Manufacturing and Suppliers

      Fertilizers and Combination Products. Poly Plus® sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and retard the release of nutrients. Uncoated fertilizers are blended in accordance with Company or customer specifications. Combination products are processed by impregnating fertilizers with technical grade herbicides, insecticides or fungicides. Novex® fertilizers are a homogenous, uncoated, controlled release product manufactured by using the patented technology. The primary raw materials used in the manufacture of fertilizer are nitrogen, phosphorus, potash and sulfur.

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

      CTP purchases metal components and performs manufacturing processes such as stamping, cutting, bending, welding, grinding and punching of many component parts. Using these manufactured components, together with power components purchased from a variety of third party suppliers, CTP assembles rotary mowers, spreaders, sprayers, aerators and turf renovators for sale to each partner. The Company distributes and sells commercial equipment supplied by CTP under the LESCO name primarily through its LESCO Service Centers.

      The Company also sells golf course accessories, which are manufactured by various contractors with tooling, dies, and molds owned by the Company. In August 2000, the Company acquired assets of Southern Golf Products, Inc., including product lines consisting primarily of custom made embroidered and silk-screened flags.

      Sources of Supply. It is the Company’s policy to identify and use multiple sources of supply or acceptable substitutes for all raw materials used by the Company in manufacturing its products. The only exception to this policy is the Company’s purchase of proprietary products.

Competition

      The Company competes with a number of companies within each of its product lines including national, regional and local distributors, turf care product manufacturers and retailers such as mass merchandisers, local nurseries and hardware stores. Some of these national competitors have greater name brand recognition than the Company. The Company’s principal competitors for its turf control, fertilizer and grass seed product lines include Andersons, John Deere, Simplot Partners, Lebanon, Scotts, ProSource One and United Horticultural Supply. The Company’s principal competitors for equipment are John Deere, Textron, Scag and Toro. The Company, however, believes that it is the only national company that supplies and sells a full range of products directly to the commercial user. The Company competes primarily on the basis of service to customers and product quality, selection and price.

Seasonality and Backlog

      The Company’s business is seasonal because the customers in northern states do not have the same year-round requirements for products as do customers in southern states. Nationwide, demand for the Company’s products is generally greatest during the second calendar quarter of the year.

      The Company offers an early order program to lessen the second quarter demand on its manufacturing and distribution facilities. This program allows the Company to schedule manufacturing and distribution of products prior to the time when customers need such products. This has reduced variations in sales and earnings from quarter to quarter. The Company’s backlog as of December 31, 2001 and 2000 was $6,516,000 and $6,920,000, respectively.

Employees

      As of December 31, 2001, the Company had 1,411 full-time employees, of which 456 were involved in manufacturing and warehouse operations, 714 in sales-related activities and 241 in management and administration. Of the total number of full-time employees, 889 were salaried and 522 were hourly employees. 120 employees at the Company’s Martins Ferry facility are represented by a union, whose contract is due to expire on September 30, 2002. The Company has not experienced any strikes or work stoppages by employees and generally considers its employee relations to be good.

Environmental Matters

      Turf control products sold by the Company are subject to regulation and registration by the Environmental Protection Agency (the “EPA”) and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While the Company generally believes its turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge the Company’s labeling or advertising materials.

      Fertilizer products are currently regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that the Company’s registration in any state will not be challenged. The Company is also required to obtain licenses/permits from a number of governmental agencies in order to conduct various aspects of its business. These licenses/permits are subject to modification and revocation, which could impair the Company’s ability to conduct its business in the manner in which and at the places at which it is presently conducted.

      Because of the nature of the Company’s business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company’s policy to accrue for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated.

Insurance

      The Company maintains comprehensive general and product liability insurance coverage at levels which the Company believes are prudent and most cost-effective. The Company’s insurance program includes significant deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflects trends in the liability insurance industry and is not unique to the Company. The Company regularly evaluates the cost-effectiveness as compared to the risks assumed in determining its insurance program.

Item 2.	Properties

      The Company leases its executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. In addition, the Company leases facilities for temporary storage of inventory products during its peak seasonal demand and outsources certain warehouse and distribution services to third parties. Substantially all of the owned real estate is subject to mortgages. The Company maintains sales offices at each of the following locations, including its present executive offices. Detail by location as of December 31, 2001 is as follows:

Location (1)	Principal Use	Square Feet	Status

Avon Lake, OH	Blending of grass seed and distribution center	139,000	Owned
Charlotte, NC	Distribution center for various products	76,800	Leased(2)
Disputana, VA	Manufacturing facility and distribution center for Novex fertilizers	36,700	Leased(3)
Glendale, WV	Distribution center for principal products	227,800	Leased(4)
Hamilton, NJ	Distribution center for various products	100,000	Leased(5)
Hatfield, MA	Manufacturing facility and distribution center for fertilizers	77,000	Owned
Martins Ferry, OH	Manufacturing facility and distribution center for fertilizers, including sulfur-coated fertilizers, and turf control products	234,000	Owned(6)
Peachtree City, GA	Production and distribution of golf course accessories	32,650	Leased(7)
Rocky River, OH	Former executive offices	41,000	Owned(8)
Sebring, FL	Manufacturing facility for fertilizers and combination products and distribution center for principal products	276,000	Owned/ Leased(9)
Silverton, OR	Blending of grass seed and distribution center	66,200	Leased(10)
Stockton, CA	Manufacturing facility and distribution center for fertilizers and turf control products	32,000	Owned/ Leased(11)
Strongsville, OH	Executive Offices	94,400	Leased(12)
Wellington, OH	Former distribution center and manufacturing facility for various products	60,000	Owned
Windsor, NJ	Land previously used as a distribution center and manufacturing facility for principal products, approximately 17 acres		Owned

(1)	Does not include Service Centers or Stores-on-Wheels. As of December 31, 2001, the Company operated Service Centers in 227 facilities with one owned and 226 leased by the Company. These facilities range in size from 3,400 to 14,000 square feet. The Company owns or leases 77 tractor-trailers for its Stores-on-Wheels.

(2)	This facility is subject to two separate leases, both leases including the main distribution center expire in 2003 with a three-year renewal option.

(3)	This facility consists of two buildings which are subject to a lease expiring April 30, 2006. The Company has two five-year renewal options.

(4)	This facility is subject to a lease expiring May 31, 2003.

(5)	This facility is subject to a lease expiring December 31, 2003.

(6)	These facilities are subject to mortgages in the aggregate amount of $5,875,000 as of December 31, 2001.

(7)	This facility is subject to a lease, which expires in 2003. The lease includes one three-year renewal option.

(8)	Sale pending.

(9)	These facilities consist of seven buildings. Two buildings are subject to month to month leases. Four buildings are subject to leases expiring on May 31, 2002, 2006 and 2017. The lease that expired in 2001 was renewed through 2006. The new manufacturing facility is owned by the Company, while the land is subject to a lease which expires in 2017 with four five-year renewal options.

(10)	This facility is subject to a lease, which expires in 2009. The lease includes an option to purchase.

(11)	These facilities consist of three buildings, which are owned by the Company. The land is subject to leases, which expire in 2011. The Company has one five-year renewal option.

(12)	This facility is subject to a lease expiring in 2016. The Company has two five-year renewal options.

Item 3.	Legal Proceedings

      No legal proceedings are pending to which the Company is a party or to which any of its property is subject other than litigation incidental to the conduct of its business and which in the aggregate is not material to the operations of the Company as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to the Company’s executive officers, including their respective positions with the Company.

Name	Age	Position

R. Breck Denny	53	Former Vice President, Chief Financial Officer
Michael P. DiMino	44	President, Chief Operating Officer
William A. Foley	54	Chairman of the Board and Chief Executive Officer
Charles J. McGonigle	43	Vice President, Special Projects
Wayne W. Murawski	57	Vice President, Chief Information Officer
Patricia W. Pribisko	49	Senior Vice President, General Counsel and Corporate Secretary
Jeffrey L. Rutherford	41	Senior Vice President, Chief Financial Officer
Dana L. Wilson	50	Vice President and President of the Lawn Care and Golf Divisions

      R. Breck Denny joined the Company in July 1999 as Vice President, Chief Financial Officer and resigned from that position on February 15, 2002. He currently serves as a consultant to the Company. Mr. Denny was Vice President, Finance & Treasurer (Chief Financial Officer) of Medusa Corporation, a manufacturer of cement and aggregates serving the concrete and building industries, from 1994 until 1998. From 1970 to 1994, Mr. Denny held a number of positions with J. P. Morgan & Company, one of the largest commercial and investment banks in the U.S. From 1988 to 1994, Mr. Denny was Vice President, Advisory/ Mergers and Acquisitions. Prior to that, Mr. Denny held the positions of Vice President, Banking from 1982 to 1988; Vice President, Financial Analysis from 1979 to 1982; Assistant Vice President, Financial Analysis from 1976 to 1979, and Assistant Treasurer from 1971 to 1976.

      Michael P. DiMino joined the Company on December 12, 2001 as President and Chief Operating Officer. From 1998 to 2001, Mr. DiMino was President and Chief Operating Officer of Uniforms To You, a division of Cintas Corporation, the world’s largest provider of employee uniforms for a wide range of industries. Prior to the acquisition of Uniforms To You by Cintas, Mr. DiMino was the Chief Operating Officer and from 1988 to 1994, he served as Senior Vice President of Sales and Marketing. Earlier in his career, he held sales and marketing positions at United Health Care Company and American Hospital Supply.

      William A. Foley joined the Company in July 1993 as President, Chief Executive Officer and a director. He was elected Chairman of the Board by the Board of Directors in October 1994. Mr. Foley was President and Chief Executive Officer of Imperial Wallcoverings, Inc., a wallpaper producer and a subsidiary of Collins & Aikman, Inc., from October 1990 until February 1993. From 1988 to 1990, Mr. Foley was Vice President and General Manager of The Scotts Company Consumer Business Group, a producer and marketer of turf care products. Mr. Foley was Vice President and General Manager of Rubbermaid Specialty Products Division, a producer of rubber and plastic products, from 1984 to 1988, and was Vice President — Sales and Marketing for Anchor Hocking Corporation, a producer of glass products from 1970 to 1984. Mr. Foley is also a director of the following publicly-held companies: Dairy Mart Convenience Stores, Inc., a chain of convenience stores, and Libbey, Inc., a producer of tabletop products.

      Charles J. McGonigle is Vice President, Special Projects, as of February 20, 2002. He has served as Vice President and President of the Product Supply Division since January 2000. He joined the Company in April of 1998 as Vice President, Operations. Just prior to his employment with the Company from 1997 to 1998, Mr. McGonigle was Supply Manager for Proctor & Gamble Company, a manufacturer of consumer, commercial and pharmaceutical products. From 1993 to 1997, Mr. McGonigle held the position of Product Supply Manager for Proctor & Gamble Company.

      Wayne W. Murawski joined the Company in 1994 as Chief Information Officer and was elected to the position of Vice President, Chief Information Officer in 1995. Prior to his employment with the Company, Mr. Murawski was Chief Information Officer at Imperial Wallcoverings, Inc. a wallpaper producer and a subsidiary of Collins & Aikman, Inc. Previous to that, Mr. Murawski held a similar position at American Consumer Products, Inc. a hardware manufacturer and distributor. From 1980 to 1988, Mr. Murawski was president of COMSOL Corporation, a professional services firm, which implemented large systems projects in Fortune 500 companies. Mr. Murawski’s career was founded in the IBM mainframe computing environment. He rose through the ranks of information system departments in technical, supervisory, and project management roles.

      Patricia W. Pribisko is Senior Vice President, General Counsel and Corporate Secretary. She joined the Company in 1991 as General Counsel, was promoted to Vice President, General Counsel and Corporate Secretary in 1995 and was promoted to Senior Vice President, General Counsel and Corporate Secretary in 2001. Prior to her employment with the Company, Ms. Pribisko was with The Cuyahoga Savings Association, a savings and loan association, from 1983 to 1990, where she served as Vice President, Manager of Loan Administration and General Counsel from 1984 to 1990 and Vice President, Manager of Escrow Services and Attorney from 1983 to 1984. Prior to joining The Cuyahoga Savings Association, Ms Pribisko served as Attorney for Chemical Financial Services, Inc., a subsidiary of Chemical Bank of New York, a consumer financial services company, from 1980 to 1983. Prior to joining Chemical Financial Services, Inc., Ms. Pribisko practiced law with a small law firm prior to and following her admission to the Ohio Bar in 1979. Ms. Pribisko has been a director of the Northeast Ohio American Corporate Counsel Association, a bar association for corporate counsel serving 13 Ohio counties, since 1994, serving as President in 1997, and Vice President in 1995 and 1996. Prior to attending law school, Ms. Pribisko was a microbiologist for three years, after earning a Bachelor of Science Degree in Microbiology, which gives her a unique perspective for both the Company’s consumable goods and hard goods lines of business.

      Jeffrey L. Rutherford, joined the Company as Senior Vice President and Chief Financial Officer on February 18, 2002. Prior to his employment at LESCO, Mr. Rutherford served as Senior Executive Vice President and Chief Financial Officer from 1997 to 2001 of OfficeMax, Inc., a publicly held retailer of office supplies, and from February 1997 to July 1997 as Senior Vice President and Treasurer of that company. Prior to joining OfficeMax, Inc. he spent 13 years with the accounting firm Andersen (formerly Arthur Andersen).

      Dana L. Wilson is Senior Vice President, Lawn Care and Golf Sales. He joined the Company in 1988 as a Service Center Manager, and has held positions of increasing responsibility. In 1992, he became a Regional Manager; in 1995, he became Director of Service Centers; in 1998, he became Vice President, Service Center and Lawn Care Sales; in 2000, he became Vice President and President of the Lawn Care Division; and in 2001 he became Vice President and President of the Lawn Care and Golf Divisions; and on March 1, 2002 he was promoted to his current position. Prior to joining the Company, he held several positions with ChemLawn (nka TruGreen-ChemLawn) from 1980 to 1988.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common shares are traded on the National Market System over-the-counter market under the NASDAQ symbol “LSCO.” The following are high and low market prices by quarter:

	2001		2000

Quarter Ended	High	Low	High	Low

March 31	14.69	12.13	17.50	14.25
June 30	12.88	11.87	17.13	14.06
September 30	12.51	9.00	18.38	15.06
December 31	10.85	6.10	15.88	11.88

      The Company paid dividends of $.075 per common share in 2001 and $.15 in 2000. Certain provisions of the principal credit agreement of the Company restrict the right of the Company to pay dividends. See Note 3 of Notes to Financial Statements.

      As of March 14, 2002 there were 1,313 holders of record of the Company’s common shares.

Item 6.	Selected Financial Data

Five Year Summary

(Amounts in Thousands Except Per Share Data)

	Year Ended December 31

	2001	2000	1999	1998	1997

Net sales	$504,268	$499,643	$460,354	$416,738	$356,841
Cost of sales	349,303	337,644	305,404	283,837	238,392

Gross profit on sales	154,965	161,999	154,950	132,901	118,449
Warehouse & delivery expense	45,416	42,315	36,592	33,710	27,793
Selling, general and administrative expense	109,911	103,299	95,873	86,541	74,573

(Loss) income from operations	(362)	16,385	22,485	12,650	16,083
Other deductions (income)
Interest expense	6,116	6,899	6,251	5,635	4,749
Joint venture loss	538	33	1,207	1,845	1,219
Other expense	836	604	240	697	19
Customer finance charges and
Other income	(3,008)	(3,368)	(4,115)	(4,980)	(4,044)

(Loss) income before income taxes	(4,844)	12,217	18,902	9,453	14,140
Income tax (benefit) expense	(1,960)	4,829	7,256	3,561	5,515

Net (loss) income	$(2,884)	$7,388	$11,646	$5,892	$8,625

Earnings (loss) per share:
Basic	$(0.34)	$.87	$1.38	$.71	$1.06

Diluted	$(0.34)	$.86	$1.36	$.69	$1.02

Cash dividends declared and paid per common share	$.075	$.15	$.14	$.13	$.12

	Year Ended December 31

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital, excluding current debt	$87,660	$142,510	$132,982	$116,201	$117,811
Total assets	$204,596	$244,893	$232,783	$207,748	$200,318
Long-term debt, net of current portion	$50,141	$94,707	$95,199	$83,698	$83,353
Shareholders’ equity	$93,916	$97,436	$90,542	$78,697	$72,293

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, inventories, intangible assets, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Notes to Consolidated Financial Statements and this discussion and analysis of financial condition contain various references and disclosures concerning the Company’s accounting policies. Additionally, the Company also believes the following are critical accounting policies that are used in the preparation of its consolidated financial statements.

Revenue Recognition

      The Company recognizes revenue when goods are shipped to the customer or when title passes to the customer, if earlier.

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers failing to make required payments. The allowance is based on the Company’s historical experience with approximately 130,000 active customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

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

      The Company maintains a reserve for inventory book to physical losses, based on historical experience. If actual book to physical losses, as measured by semi-annual physical inventory counts, exceed the Company’s estimates, additional reserves may be required.

Accrued Liabilities

      Certain accrued liabilities, principally health care, product warranty and freight, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. If payments exceed the estimated accrued liability, additional expense accruals may be required.

Deferred Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for a valuation allowance quarterly. The realization of deferred tax assets is principally dependent upon the achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to future market conditions and other factors.

Results of Operations — 2001 Compared to 2000

      Sales rose by $4.7 million, or about 1%, to a record $504.3 million in 2001, compared with $499.6 million in 2000. Sales rose by approximately $3.1 million because of improved unit volume. Also slightly higher average selling prices resulted in an increase in sales of approximately $1.6 million. The sales increase reflected improvements for the Company’s Lawn Care and Golf segments of $0.5 million and $4.1 million, respectively. The Lawn Care segment operated 227 stores at year end 2001 compared with 232 stores at year end 2000. Store sales declined by 0.3% in 2001 over 2000. The Golf segment operated 77 LESCO Stores-On-Wheels at year end 2001 compared with 78 at year end 2000. Sales of the Company’s fertilizers and seed products rose in 2001 over 2000, while sales of equipment were down, as customers impacted by the slowing economy shied away from larger capital purchases.

      Gross profit decreased by $7.0 million in 2001 as compared to 2000. As a percent of sales, gross profit was 30.7% for 2001 compared with 32.4% for 2000. Factors negatively impacting gross profit in 2001 were higher raw material costs of $7.5 million, increased manufacturing costs of $1.2 million and unfavorable inventory adjustments of $0.8 million. The higher raw material costs experienced for the first three-quarters of 2001, were due primarily to higher natural gas prices, which rose significantly in the later half of 2000 and first half of 2001. The increased natural gas prices directly and negatively impacted the cost of urea, the Company’s largest and most widely used raw material. Natural gas prices declined in the second half of 2001 and favorable raw material costs were experienced, primarily in the fourth quarter. Increases in labor, utilities, depreciation and other production expenses resulted in the higher manufacturing costs. The unfavorable inventory adjustments reflect the results of physical inventories performed in the third and fourth quarters and inventory cycle counts performed throughout the year. Partially offsetting the reductions to gross profit were the slightly improved pricing of $1.5 million and the improved volume impact on gross profit of $1.0 million.

      Delivery and warehouse expenses rose by $3.1 million in 2001 compared to 2000. The Company capitalizes to inventory certain transfer costs of warehousing, transportation and procurement. As a result of lower inventory levels and a reduction in transfer costs incurred in 2001, the costs capitalized to inventory were reduced, causing higher expense of $1.4 million in 2001 than in 2000. After adjusting for capitalized costs, delivery and warehouse expenses as a percent of sales decreased slightly to 8.9% for 2001 from 9.0% in 2000. Warehouse costs rose slightly to 2.6% of sales in 2001 from 2.5% of sales in 2000, because of higher payroll related and utilities expenses partially offset by lower rent and depreciation expense. Delivery costs decreased slightly to 6.3% of sales in 2001 from 6.4% of sales in 2000.

      Selling, general and administrative expenses increased by $6.6 million, a 6.4% increase, to $109.9 million in 2001 compared to $103.3 million in 2000. General and administrative costs increased in 2001 by $6.2 million, primarily due to significantly higher health care insurance costs, as well as higher facility costs, outside professional and consulting services, and payroll related expenses. Selling expense for the Lawn Care and Golf segments increased in 2001 by $0.4 million over 2000, primarily due to higher payroll related and store operating expenses.

      As a result of the above, the Company had a loss from operations in 2001 of $0.4 million compared with income in 2000 of $16.4 million. The operating results by segment are as follows:

      The Lawn Care segment’s operating income in 2001 declined by $3.3 million to $26.3 million from $29.6 million. While unit volume in Lawn Care was slightly down, average selling prices improved by 0.6% resulting in higher overall sales of $0.5 million. The higher sales however, were offset by increased costs of raw materials, manufacturing, inventory adjustments and selling expenses.

      The Golf segment’s operating income in 2001 declined by $7.3 million to $8.5 million from $15.8 million. While Golf sales rose $4.1 million in 2001, due to improved unit volume, the segment experienced competitive pricing pressure in 2001 resulting in lower average selling prices of 0.1%. The higher sales were offset by increased costs of raw materials, manufacturing, inventory adjustments and selling expenses resulted in lower operating income.

      The Corporate segment’s operating loss increase of $6.2 million in 2001 reflects the increased health care insurance costs, higher facility costs, outside professional and consulting services, and payroll related expenses.

Results of Operations — 2000 Compared to 1999

      Sales rose to a record $499.6 million in 2000, an 8.5% increase over 1999 sales of $460.4 million. Each of the Company’s key sales groups contributed to overall sales growth, with Service Centers and Golf Course sales contributing the largest increase. The increases reflected volume growth primarily from the maturation of Service Centers previously opened. During 2000, the Company did not open any stores; rather, management focused on increasing sales through the Company’s existing network. At the end of 2000, the Company was operating 232 stores compared with 234 stores in 1999. Comparable store sales for 2000 increased 5.1% from 1999.

      The Company’s gross profit as a percent of sales in 2000 was 32.4% compared with 33.7% in 1999. During 2000, the Company’s gross profit percent decreased primarily as a result of an increase in the Company’s cost of raw materials and higher manufacturing expenses at the Novex fertilizer plant.

      Warehouse and distribution expenses were 8.5% of sales compared with 7.9% in 1999. During 2000, the Company’s warehouse and distribution expenses increased as a percent of sales due primarily to increased costs relating to outbound freight. These freight cost increases resulted from an increase in the number of direct ship orders to customers and increased transfer costs from the addition of the Novex plant and several outside warehouses.

      The Company’s selling, general and administrative expenses of $103.3 million in 2000 increased 7.7% over $95.9 million in 1999. Selling, general and administrative expenses as a percent of sales in 2000 remained relatively unchanged compared with 1999. The expense increase in 2000 was attributable primarily to the addition of sales and administrative support personnel in the first half of 2000 to support the continuing business growth.

Other Deductions (Income)

      Interest expense decreased to $6.1 million in 2001 from $6.9 million in 2000 due to lower average interest rates and reduced working capital needs. Interest expense was $6.3 million in 1999. The increase in interest expense in 2000 was attributable primarily to a higher average interest rate and increased working capital needs associated with the growth of the business.

      Results of operations for CTP were a loss of $538,000 in 2001 compared with a $33,000 loss in 2000 and a $1.2 million loss in 1999. The fluctuations in performance are attributable primarily to lower production volumes in 1999 and 2001.

      Other expense includes gains and losses from the sale of fixed assets, services charge expense, royalty expense and miscellaneous expenses. Customer finance charges have declined steadily over 2001 and 2000 due primarily to a more aggressive collection of aged receivables and the continued success of 1999’s program to outsource the Company’s equipment financing programs.

Income Tax Expense

      The Company’s effective tax rate in 2001 was 40.5% compared with 39.5% in 2000 and 38.4% in 1999. The change in effective tax rate from year to year is due primarily to the federal marginal tax rate and the impact of state and local income taxes.

Earnings Per Share

      As a result of the foregoing the Company reported a loss of $2.8 million, or $0.34 per share, in 2001 compared with net earnings of $7.4 million, or $0.86 per diluted share, in 2000 and net earnings of $11.6 million, or $1.36 per diluted share, in 1999.

Liquidity and Capital Resources

      As of December 31, 2001, total assets of the Company were $204.6 million compared with $244.9 million at year-end 2000 and $232.8 million at year-end 1999. The decrease in assets in 2001 is primarily due to the sale of $31.2 million of receivables resulting from a securitization transaction, a $9.8 million decrease in unsecuritized receivables and a $7.0 million reduction in inventories. The increase in assets in 2000 was attributable to growth in the business combined with working capital increases, capital additions and improvements. Funding for the 2000 increase in assets was provided primarily by increased borrowings under the Company’s credit facilities.

      After adjusting for receivables sold of $31.2 million, the Company’s debt-to-total capitalization percentage was 46.7% as of December 31, 2001, compared with 50.6% as of December 31, 2000, and 51.3% as of December 31, 1999. The decrease in 2001 was a result of debt reduction due to reductions in working capital partially offset by a reduction in equity caused by the loss for the year. In 2000, the decrease from 1999 was due primarily to higher earnings compared to the smaller increase in debt.

      After adjusting for receivables sold of $31.2 million, accounts receivable decreased 12.4% in 2001 compared with a 0.9% sales increase. In 2000, accounts receivable increased 15.9% compared with an 8.5% sales increase. The decrease in 2001 was primarily due to more aggressive collection efforts and increased credit card sales. The increase in 2000 was due primarily to higher December sales and extended terms programs to larger customers. Inventories were reduced by $7.0 million in 2001, due to efforts to reduce the number of inventory items with low market demand. Inventories remained relatively unchanged in 2000. Accounts payable increased by $13.5 million in 2001, as a result of cash management efforts, compared to a slight decrease in 2000.

      During 2001, the Company’s expenditures for capital improvements and additions totaled $10.6 million. These expenditures consisted primarily of $3.9 million for design and implementation of information systems and technology to improve the Company’s management of assets and customer service, $2.7 million for capacity improvements at the Company’s Novex plant, $1.4 million related to furniture and fixtures for the Company’s new headquarters, $1.1 million for production improvements at the Martins Ferry fertilizer plant and $0.8 million of general improvements to the Company’s other manufacturing and distribution facilities. The funding for these projects came primarily from an increase in borrowings under the Company’s credit facilities.

      The Company is a 50% owner of CTP and accounts for this investment using the equity method of accounting. CTP, which began operations in May 1997, manufactures commercial turf equipment. The Company’s share of CTP’s 2001, 2000 and 1999 net loss was $538,000, $33,000 and $1.2 million, respectively, and was recorded as a reduction of the Company’s original investment of $700,000 and $3.9 million of advances. The Company has also guaranteed 50% of CTP’s long-term obligations, which totaled $13.8 million as of December 31, 2001.

      At December 31 2001, the Company’s debt consisted of the following:

(In thousands)

Term notes payable	$45,000
Credit agreement	—
Industrial revenue bonds	5,875
Other debt	236

Total	$51,111

      The Company’s revolving credit agreement with banks, which was scheduled to mature in August 2002, provided for maximum core borrowings of $15 million. At December 31, 2001, the entire facility was available for borrowing.

      Both the private placement notes and the revolving credit facility with banks were amended in August 2001 to provide the revolving credit facility and the private placement noteholders with a security interest in the Company’s inventories, machinery and equipment and a guarantee by certain LESCO wholly-owned subsidiaries.

      The private placement notes, revolving credit agreement and industrial revenue bonds contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments; maintenance of certain operating and financial ratios; and maintenance of minimum net worth. The Company received waiver and forbearance agreements from the various lenders for the violation of a financial covenant requirement, which was subsequently replaced by different covenants in the January 14, 2002 refinancing.

      In April 2001, the Company completed a $50 million receivables purchase agreement, at variable rates, scheduled to mature in April 2004. The facility allowed the Company to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable. At December 31, 2001 the Company had received $31.2 million from the sale of trade accounts receivable that had not yet been collected. The proceeds from the initial sales were used to reduce the borrowings under the Company’s revolving credit facility. The Company also retained substantially the same credit risk loss as if the receivables had not been sold. The Company also retained the collection and administrative responsibilities on the participating interest sold as agent for the financial institution. The Company’s effective borrowing rate under this program was 2.77% for the nine months ended December 31, 2001.

      On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a new $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR or prime rates. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth ($82,500,000 as of January 14, 2002). The new facility is secured by substantially all of the Company’s assets. Additionally, the agreements do not permit dividend payments to shareholders for the life of the agreement.

      In conjunction with the signing of the new credit agreement, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement also expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates) payments for 4.2% fixed-rate payments. In addition, the Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which converts existing floating-rate payments for 6.335% fixed-rate payments. The estimated cost to terminate this agreement at December 31, 2001 was $142,000, and is included in interest expense in the consolidated statement of operations.

      As part of the refinancing, the Company paid a prepayment penalty of $3.5 million to the private placement noteholders, of which $2.0 million was paid in cash and has agreed to issue a new series B cumulative preferred shares having a value of $1.5 million on or before March 31, 2002. The newly issued preferred shares will have a

$1,000 per share liquidation preference and will not have a mandatory redemption or conversion features and will carry a cumulative 7 percent annual dividend payable quarterly in additional Series B preferred shares. The Company will record an extraordinary charge related to the early termination on debt of approximately $2.9 million after tax in the first quarter of 2002.

      The Company believes its current borrowing capacity is adequate to maintain operations and capital requirements for the next three years.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations superceding APB No. 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

      The Company is required to adopt these statements effective January 1, 2002. Accumulated amortization for goodwill was $2.7 million, $2.1 million and $1.7 million in 2001, 2000 and 1999, respectively. The Company has completed the Step 1 — goodwill impairment test, as proscribed by SFAS 142, utilizing discounted cash flow analysis for the reporting units that have goodwill, Lawn Care and Product Supply. The results of this analysis indicate potential goodwill impairment for both reporting units. The Company has begun, but not completed, Step 2 — measurement of the impairment loss, by evaluating the fair value of the reporting units carrying goodwill through appraisals and discounted cash flow models. The Company expects to record any impairment loss as a cumulative effect of a change in accounting principle in the first quarter of 2002.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for the Company in 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement is effective for the Company in 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, yet it retains many of the provisions of SFAS 121. This statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      See Item 7 Liquidity and Capital Resources above and Note 3, Long-Term Debt and Subsequent Events, and Note 11, Derivatives and Securitization, in the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the information set forth under the captions “Election of Directors” and “Business Experience of Directors and Nominees” in the Proxy Statement, which information is incorporated herein by reference.

      The information required with respect to executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of the Registrant.” All officers serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). Financial Statements and Financial Statement Schedule.

      The following financial statements of LESCO, Inc. are included in Item 8:

      Consolidated Balance Sheets — December 31, 2001 and 2000

      Consolidated Statements of Operations — Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

      The following financial statement schedule is included herewith:

      Schedule II — Valuation and Qualifying Accounts — December 31, 2001, 2000 and 1999

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) See Exhibit Index.

(b)	Form 8-K filed on November 16, 2001 relating to the forbearance of covenant violations contained in the credit agreement as of September 30, 2001.

      (c) Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report.

      (d) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts—Describe	Costs Incurred		End of Period

Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for inventory obsolescence	$1,519,000	$348,000		$(30,000	) (1)	$1,837,000
Year Ended December 31, 2000:
Deducted from assets accounts — Reserve for inventory obsolescence	$1,620,000	$307,000		$(408,000	) (1)	$1,519,000
Year Ended December 31, 1999:
Deducted from assets accounts — Reserve for inventory obsolescence	$2,098,000	$286,000		$(764,000	) (1)	$1,620,000

(1)	Reserves relieved as obsolete inventory is sold or is otherwise disposed.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts — Describe	Costs Incurred		End of Period

Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,500,000	$2,247,000		$(2,377,000	)(2)	$4,370,000
Year Ended December 31, 2000:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,000,000	$2,300,000		$(1,800,000	)(2)	$4,500,000
Year Ended December 31, 1999:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$3,350,000	$2,438,000		$(1,788,000	)(2)	$4,000,000

(2)	Reserves relieved as account balances are written off throughout the year.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By	/s/ WILLIAM A. FOLEY

William A. Foley

Date: March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. FOLEY William A. Foley	Chairman, Chief Executive Officer and Director	March 22, 2002

/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Chief Financial Officer	March 22, 2002

/s/ RONALD BEST Ronald Best	Director	March 22, 2002

/s/ DREXEL BUNCH Drexel Bunch	Director	March 22, 2002

/s/ ROBERT F. BURKHARDT Robert F. Burkhardt	Director	March 22, 2002

/s/ J. MARTIN ERBAUGH J. Martin Erbaugh	Director	March 22, 2002

/s/ MICHAEL E. GIBBONS Michael E. Gibbons	Director	March 22, 2002

/s/ LEE C. HOWLEY Lee C. Howley	Director	March 22, 2002

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	March 22, 2002

/s/ ROBERT B. STEIN, JR. Robert B. Stein, Jr.	Director	March 22, 2002

/s/ DAVID L. SWIFT David L. Swift	Director	March 22, 2002

LESCO, INC.

FORM 10-K
EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)[1]	Amended Articles of Incorporation of the Registrant.
3(b)[1]	Amended Code of Regulations of the Registrant.
4(a)[2]	Specimen certificate for the Registrant’s Common Shares.
4(c)[3]	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant.
4(d)[1]	Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds).
4(e)[1]	Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant.
4(f)	Amended Articles of Incorporation of the Registrant (appears as Exhibit 3(a) above).
4(g)	Amended Code of Regulations of the Registrant (appears as Exhibit 3(b) above).
4(h)[8]	Loan Agreement dated as of November 1, 1997 between Highlands County Industrial Development Authority and the Registrant.
4(i)[9]	$50,000,000 Senior Note Purchase Agreement dated June 15, 1998
10(a)[4]	LESCO, Inc. Stock Investment and Salary Savings Plan and Trust, as amended and restated.
10(e)[3]	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (appears as Exhibit 4(c) above).
10(g)[1]	Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant (appears as Exhibit 4(e) above).
10(k)[3]	1992 Stock Incentive Plan.
10(l)[5]	Stock Bonus Plan (appears as Exhibit 4(d) to Registrant’s Form S-8).
10(o)[1]	Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds) (appears as Exhibit 4(d) to Registrant’s Form 10-K for fiscal year 1987).
10(s)[4]	Consulting Agreement by and between the Registrant and Robert F. Burkhardt (appears as Exhibit 10(s) to Registrant’s Form 10-K for fiscal year 1994).
10(t)[8]	Letter of Credit Agreement dated as of November 1, 1997 between PNC Bank, National Association and the Registrant.
10(u)[10]	Employment Agreement by and between the Registrant and William A. Foley (appears as Exhibit 10(u) to Registrant’s Form 10-K for fiscal year 1998).
10(v)(1) [11]	Credit Agreement dated September 23, 1999 among National City Bank, PNC Bank, National Association, Bank One, Michigan, National City Bank, as agent, and the Registrant.
10(v)(2) [13]	Amendment to the Credit Agreement dated February 6, 2001.
10(w)[12]	2001 Stock Incentive Plan.
10(x)[12]	2001 Broad Based Stock Option Plan.
10(y)[13]	Revolving Credit, Term Loan and Security Agreement dated January 14, 2002 between PNC Bank, National Association, as agent, and the Registrant.
10(y)(2) [13]	First Amendment to Revolving Credit, Term Loan and Security Agreement dated February 7, 2002.
10(y)(3) [13]	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated February 7, 2002.
10(z)[13]	Employment Agreement by and between the Registrant and Michael P. DiMino.
21[13]	Subsidiaries of the registrant.
23[13]	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit

1	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending November 30, 1987 (File No. 0-13147).
2	Incorporated by reference to exhibits, with the corresponding exhibit numbers, filed by Registrant with its Registration Statement on Form S-l (File No. 2-90900).
3	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1992.
4	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1994.
5	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 333-22685).
6	Incorporated by reference to exhibits, with the corresponding exhibit numbers, filed by Registrant with its Registration Statement on Form S-2 (File No. 333-67348).
7	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1996.
8	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ending December 31, 1997.
9	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its quarterly report on form 10Q for the quarter ended June 30, 1998.
10	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Annual Report on Form 10-K for the year ended December 31, 1998.
11	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its quarterly report on Form 10Q for the quarter ended September 30, 1999.
12	Incorporated by reference to exhibits, with the corresponding exhibit numbers unless otherwise indicated, filed by Registrant with its Registration Statement on Form S-8 (File No. 333-49884).
13	Filed herewith.

EXECUTIVE COMPENSATION PLANS

AND ARRANGEMENTS

Exhibits 10(a), 10(k), 10(1), and 10(w) are compensation plans in which executive officers participate.

Exhibit 21 Subsidiaries of the Registrant

Aim Lawn & Garden Products, Inc.
Southern Golf Products of Ohio, Inc. (dissolved as of December 31, 2000)
LESCO Services, Inc.
LESCO Technologies, LLC

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

      Ernst & Young LLP, independent auditors, is retained to audit LESCO, Inc.’s financial statements. Its accompanying report is based on an audit of LESCO’s financial statements conducted in accordance with auditing standards generally accepted in the United States, including a review of internal control and tests of accounting procedures and records.

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

/s/ William A. Foley

William A. Foley
Chairman and Chief Executive Officer

/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer

/s/ Andrew K. Dambrosio

Andrew K. Dambrosio
Corporate Controller

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders LESCO, Inc.

      We have audited the accompanying consolidated balance sheets LESCO, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements and schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 4, 2002

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31

	2001	2000	1999

	(In thousands, except share data)
Net sales	$504,268	$499,643	$460,354
Cost of sales	349,303	337,644	305,404

GROSS PROFIT ON SALES	154,965	161,999	154,950
Warehouse and delivery expenses	45,416	42,315	36,592
Selling, general and administrative expenses	109,911	103,299	95,873

	155,327	145,614	132,465

(LOSS) INCOME FROM OPERATIONS	(362)	16,385	22,485
Other deductions (income):
Interest expense	6,116	6,899	6,251
Joint venture loss	538	33	1,207
Other expense	836	604	240
Customer finance charges and other income	(3,008)	(3,368)	(4,115)

	4,482	4,168	3,583

(Loss) Income before income taxes	(4,844)	12,217	18,902
Income tax expense	(1,960)	4,829	7,256

NET (LOSS) INCOME	$(2,884)	$7,388	$11,646

(LOSS) EARNINGS PER SHARE:
BASIC	$(0.34)	$0.87	$1.38

DILUTED	$(0.34)	$0.86	$1.36

See notes to consolidated financial statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS
Cash	$5,035	$849
Accounts receivable, including retained interest in 2001 securitized receivables less allowance of $4,370 in 2001; $4,500 in 2000, respectively	37,571	78,529
Inventories
Raw material	10,197	7,112
Finished goods	82,799	92,931

Total Inventories	92,996	100,043
Deferred federal income taxes	1,753	1,950
Prepaid expenses and other assets	6,333	5,595

TOTAL CURRENT ASSETS	143,688	186,966
PROPERTY, PLANT AND EQUIPMENT
Land	944	1,024
Buildings and improvements	24,793	26,571
Machinery and equipment	40,382	36,850
Furniture and fixtures	30,817	26,433

	96,936	90,878
Less allowance for depreciation and amortization	47,676	42,674

Net Property, Plant, and Equipment	49,260	48,204
OTHER ASSETS	11,648	9,723

TOTAL ASSETS	$204,596	$244,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$46,847	$33,304
Salaries, wages and profit sharing	3,867	5,093
Other liabilities and accrued expenses	5,314	6,059
Current portion of long-term debt	970	5,100

TOTAL CURRENT LIABILITIES	56,998	49,556
LONG-TERM DEBT	50,141	94,707
DEFERRED INCOME TAXES	3,541	3,194
SHAREHOLDERS’ EQUITY
Preferred shares — without par value — authorized 500,000 shares
Common shares — without par value — 19,500,000 shares authorized; 8,628,563 shares issued and 8,560,120 shares outstanding in 2001; 8,615,328 shares issued and 8,554,235 shares outstanding in 2000	863	862
Paid-in capital	34,800	34,768
Retained earnings	60,208	63,730
Less treasury shares, 68,443 in 2001 and 61,093 in 2000	(1,263)	(1,154)
Unearned compensation	(692)	(770)

TOTAL SHAREHOLDERS’ EQUITY	93,916	97,436

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$204,596	$244,893

See notes to consolidated financial statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

	2001	2000	1999

	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(2,884)	$7,388	$11,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,942	8,909	6,920
Deferred income taxes	544	(352)	737
Decrease in accounts receivable	6,832	(13,004)	(4,839)
Provision for uncollectible accounts receivable	2,247	2,300	2,438
Decrease (increase) in inventories	6,729	953	(13,531)
Change in inventory and plant relocation reserves	318	(122)	(478)
Increase (decrease) in accounts payable	13,543	(713)	(2,215)
Change in other current items	(1,764)	(390)	1,699
Other	12	225	195

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,519	5,194	2,572
INVESTING ACTIVITIES:
Investment in joint venture	(91)	—	—
Purchase of property, plant and equipment — net	(10,596)	(10,032)	(14,003)

NET CASH USED IN INVESTING ACTIVITIES	(10,687)	(10,032)	(14,003)
FINANCING ACTIVITIES:
Sale of accounts receivable	31,200	—	—
Proceeds from borrowings	151,400	278,200	236,900
Reduction of borrowings	(200,097)	(273,692)	(225,399)
Issuance of common shares	113	337	1,383
Acquisition of treasury stock	(27)	—	—
Deferred financing fees and deposits	(2,511)	—	—
Cash dividends and rights redemption	(724)	(1,268)	(1,184)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20,646)	3,577	11,700

Net increase (decrease) in cash	4,186	(1,261)	269
Cash — beginning of the year	849	2,110	1,841

CASH — END OF THE YEAR	$5,035	$849	$2,110

See notes to consolidated financial statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares
			Paid-In	Retained	Treasury	Unearned
	Shares	Dollars	Capital	Earnings	Shares	Compensation

	(In thousands, except share data)
Balance at January 1, 1999	8,407,146	$841	$31,631	$47,156	$(59)	$(872)
Issuance of common shares	93,767	9	1,410
Issuance of restricted common shares	35,497	4	553	(8)		(549)
Treasury share transactions (31,589 shares)					(625)	497
Amortization of unearned compensation						92
Dividends paid — $14 per share				(1,184)
Net income				11,646

Balance at December 31, 1999	8,536,410	854	33,594	57,610	(684)	(832)
Issuance of common shares	30,726	3	396
Issuance of restricted common shares	48,192	5	778			(408)
Treasury share transactions (23,776 shares)					(470)	470
Dividends paid — $.15 per share				(1,268)
Net income				7,388

Balance at December 31, 2000	8,615,328	$862	$34,768	$63,730	$(1,154)	$(770)
Issuance of common shares	12,875	1	113
Issuance/forfeiture of restricted common shares	360		4		(82)	78
Rights redemption			(85)
Treasury share transactions (7,350 shares)					(27)
Dividends paid — $.075 per share				(639)
Net loss				(2,884)

Balance at December 31, 2001	8,628,563	$863	$34,800	$60,208	$(1,263)	$(692)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Nature of Business: The Company operates in four business segments, which include Product Supply, Lawn Care, Golf and Corporate. The Company manufactures and markets turf care products, including turf control products, fertilizer, grass seed and equipment, to the professional sector of the green industry. Substantially all of the Company’s accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer’s financial condition and, generally, collateral is not required. Revenue is recognized when goods are shipped to the customer or when title passes, if earlier.

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

      Receivable Sales: From April 24, 2001, to January 14, 2002, the Company sold receivables in securitization transactions, and retained an equity interest in the receivables pool, servicing rights, and a cash reserve account (see Note 3). These constitute the retained interests in the securitized receivables. The estimated fair value at December 31, 2001 is based on the present value of the expected cash flows, which approximates face value adjusted for allowances for anticipated losses.

      Inventories: Inventories are valued principally at the lower of cost (average cost method) or market. The Company has maintained a reserve for inventory obsolescence. The reserve is for slow moving equipment spare parts that over time can become obsolete and inventory that becomes obsolete because of a change in new product development. Additionally, the reserve is for certain fertilizer and control products that lose potency over time and, therefore, have limited shelf lives. The Company reserves a portion of its slow moving parts, discontinued inventory and products with limited shelf lives and reviews the adequacy of such reserved amount on a periodic basis. The obsolescence reserve was $1.8 million at December 31, 2001 and $1.5 million December 31, 2000.

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

Other Assets:

      Other assets consist of the following:

	December 31

	2001	2000

	(In thousands)
Goodwill — net	$7,332	$7,915
Patents and trademarks — net	1,740	1,282
Deferred financing	1,472	281
Assets held for sale	653	—
Deposits and other	451	245

Total other assets	$11,648	$9,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill — net relates to the acquisitions of Pro-Lawn in 1996, Agriturf, Inc. and Cadwell & Jones, Inc. in 1998 and Southern Golf Products, Inc. in 2000. These assets are being amortized using the straight-line method over periods of 15 to 20 years. Accumulated amortization was $2.7 million at December 31, 2001 and $2.1 million at December 31, 2000.

      Patents and trademarks — net relate to the costs of acquiring and registering patents and trademarks, primarily for the Company’s Novex product line. Patents and trademarks are amortized using the straight-line method over 15 years, which approximates the useful life of the intangibles, and is reassessed on a periodic basis. Accumulated amortization was $164,000 at December 31, 2001 and $71,000 at December 31, 2000.

      Deferred financing relates to costs incurred to obtain financing (see Note 3). These costs are amortized over the life of the various finance agreements. The net book value of certain land and buildings, which are for sale, is included in assets held for sale. Deposits and other primarily includes deposits with vendors and on properties the Company rents.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations superceding APB No. 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

      The Company is required to adopt these statements effective January 1, 2002. Accumulated amortization for goodwill was $2.7 million, $2.1 million and $1.7 million in 2001, 2000 and 1999, respectively. The Company has completed the Step 1 — goodwill impairment test, as proscribed by SFAS 142, utilizing discounted cash flow analysis for the reporting units that have goodwill, Lawn Care and Product Supply. The results of this analysis indicate potential goodwill impairment for both reporting units. The Company has begun, but not completed, Step 2 – measurement of the impairment loss, by evaluating the fair value of the reporting units carrying goodwill through appraisals and discounted cash flow models. The Company expects to record any impairment loss as a cumulative effect of a change in accounting principle in the first quarter of 2002.

      Impairment of Long-Lived Assets: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

      Other Expense: Included in Other expense are gains/losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses.

      Customer finance charges and other income: Customer finance charges and other income in the accompanying Statements of Operations includes $2,399,000 $2,489,000 and $3,171,000 in customer finance charges in 2001, 2000 and 1999, respectively.

      Stock Options: The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.

Note 2	Investment in Commercial Turf Products, LTD.

      The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP), that is accounted for under the equity method of accounting. In addition, the Company has guaranteed 50% of certain liabilities of CTP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregating $13,750,000, the Company’s portion being $6,875,000 at December 31, 2001. These liabilities mature through 2002 and bear interest at rates ranging from 2.7% to 2.9%. Through December 31, 2001, the Company invested $700,000 in CTP and extended advances of $3,870,000. CTP’s financial information at December 31 is as follows:

	December 31

	2001	2000	1999

	(In thousands)
Current assets	$11,943	$8,569	$9,420
Non-current assets	7,946	8,194	8,756
Current liabilities	19,425	15,221	16,568
Non-current liabilities	8,750	8,750	8,750
Net sales	34,082	40,773	39,935
Gross profit	1,852	3,426	728
Net loss	(1,074)	(66)	(2,414)

Note 3	Long-Term Debt and Subsequent Events

      Long-term debt consists of the following:

	December 31

	2001	2000

	(In thousands)
Term notes payable	$45,000	$50,000
Credit agreement	—	43,600
Industrial revenue bonds	5,875	5,875
Other debt	236	332

Sub-total	51,111	99,807
Less current portion	970	5,100

Total long-term debt	$50,141	$94,707

      In June 1998, the Company issued $50 million in fixed-rate, private placement notes to five insurance companies. The term notes bear a weighted-average interest rate of 6.85%. At issuance, the term notes had maturities ranging from three to 10 years.

      As described further in Note 11, in late April 2001, the Company completed a $50 million receivables purchase agreement, at variable rates, maturing in April 2004. The facility allows the Company to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable. At December 31, 2001 the Company had received $31.2 million from the sale of trade accounts receivable that has not yet been collected. The proceeds from the initial sales were used to reduce the borrowings under the Company’s revolving credit facility. The Company also retained substantially the same credit risk loss as if the receivables had not been sold. The Company also retained the collection and administrative responsibilities on the participating interest sold as agent for the financial institution. The Company’s effective borrowing rate under this program was 2.77% for the period ending December 31, 2001.

      The Company’s revolving credit agreement with banks, which was scheduled to mature in August 2002, provided for maximum core borrowings of $15 million, with interest on principal payable at the bank’s prevailing base rate (4.75% at December 31, 2001). In addition, there was a 0.50% facility fee. At December 31, 2001, $15,000,000 was available for borrowing.

      Both the private placement notes and the revolving credit facility with banks were amended in August 2001 to provide the revolving credit facility and the private placement noteholders with a security interest in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s inventories, machinery and equipment and a guarantee by certain LESCO wholly-owned subsidiaries. On January 14, 2002, the above credit facilities were refinanced (see below).

      The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which converts existing floating-rate payments for 6.335% fixed-rate payments. The estimated cost to terminate this agreement at December 31, 2001 was $142,000, and is included in interest expense in the consolidated statement of operations.

      The Company has $5,875,000 of industrial revenue bonds outstanding related to its Martins Ferry, Ohio, facility. The bonds mature in 2014. The bonds are backstopped by an undrawn letter of credit of $6,231,000, which expires in April 2002, and are secured by mortgages on property and equipment with a net book value of $6,200,000 at December 31, 2001. Interest is payable quarterly at a rate based on the comparable tax-exempt market rates (4.25% at December 31, 2001). Under certain circumstances, the Company may convert the interest rate to a fixed rate.

      The private placement notes, revolving credit agreement and industrial revenue bonds contain various restrictive covenants, including limits on additional borrowings, lease payments and annual dividend payments; maintenance of certain operating and financial ratios; and maintenance of minimum net worth. The Company received waiver and forbearance agreements from the various lenders for the violation of a financial covenants requirement which was subsequently replaced by different covenants through the January 14, 2002 refinancing.

      As a result of changes in market conditions and interest rates, the fair market value of the Company’s private placement notes is estimated to be $48,700,000 at December 31, 2001. The carrying amount of the Company’s other debt approximates fair market value based upon consideration of current market rates. Interest payments were $6,254,000, $7,108,000, and $6,396,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

      On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a new $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR or prime rates. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth ($82,500,000 as of January 14, 2002). The new facility is secured by substantially all the Company’s assets. Additionally, the agreements do not permit dividend payments to shareholders for the life of the agreement.

      In conjunction with the signing of the new credit agreement, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement also expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates) payments for 4.2% fixed-rate payments.

      As a result of the refinancing, the annual maturities of long-term debt are as follows:

(In thousands)

Years Ended December 31
2002	$970
2003	1,149
2004	1,068
2005	42,049
2006	—
2007 and thereafter	5,875

$51,111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the refinancing, the Company paid a prepayment penalty of $3.5 million to the private placement noteholders, of which $2.0 million was paid in cash and $1.5 million was in the form of newly issued Series B cumulative preferred shares with a $1,000 per share liquidation preference. The newly issued preferred shares do not have a mandatory redemption or conversion features and carry a 7 percent cumulative annual dividend payable quarterly in additional Series B preferred shares. The Company will record an extraordinary charge related to the early termination on debt of approximately $2.9 million after tax in the first quarter of 2002.

Note 4	Leases and Other Commitments

      The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 2001, 2000 and 1999 was approximately $20,166,000, $18,900,000 and $16,900,000, respectively. Future minimum lease payments are as follows:

(In thousands)

Years Ended December 31
2002	$13,723
2003	11,596
2004	9,048
2005	7,097
2006	3,753
2007 and thereafter	14,335

$59,552

      At December 31, 2001, the Company is committed to purchasing the seed crop from approximately 33,500 acres of land, at a price to be determined at the prevailing market rate. Also, at December 31, 2001, the Company is committed to purchasing 45,000 tons of urea over the first several months of 2002, to fulfill normal operating requirements. The urea purchase commitment is at prices approximating market price.

      At December 31, 2001, the Company has 120 employees, or approximately eight percent of its total employees, that are covered by a collective bargaining agreement that expires on September 30, 2002.

Note 5	Income Taxes

      The provision for income taxes in the accompanying Consolidated Statements of Operations consists of the following:

	Years Ended December 31

	2001	2000	1999

	(In thousands)
Current:
Federal	$(2,544)	$4,321	$5,431
State	40	860	1,088
Deferred	544	(352)	737

Income tax expense (benefit)	$(1,960)	$4,829	$7,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the statutory rate as follows:

	Years Ended December 31

	2001	2000	1999

	(In thousands)
Income taxes at statutory rate	$(1,647)	$4,276	$6,427
State and local income taxes net of federal income tax benefit	(435)	558	718
Change in valuation allowance	—	(502)	—
Effect of graduated tax rate on net deferred tax liability	—	235	—
Other	122	262	111

Provision for income taxes	($1,960)	$4,829	$7,256

      Income tax payments were $193,000, $6,329,000 and $7,200,000 in 2001, 2000 and 1999, respectively.

      The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2001		December 31, 2000
	Deferred		Deferred

	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Depreciation	—	$4,861	—	$3,551
Allowance for bad debts	$1,697	—	$1,755	—
Accrued employee benefits	662	—	681	—
Net operating loss carryforward	1,053	—	452	—
Charitable contribution carryforward	29	—	—	—
Accrued insurance	135	—	318	—
Inventory reserves	—	666	—	1,018
Accrued compensation	636	—	528	—
Prepaid expenses	—	439	—	316
Other	—	34	—	93

Total	$4,212	$6,000	$3,734	$4,978

      As of December 31, 2001, the Company had net operating loss carryforwards of $1.3 million for federal income tax reporting purposes, which will expire in varying amounts, if unused, in years 2003 through 2011. These carryforwards relate to the acquisition of Tri Delta Fertilizer, Inc. in 1998. The Company also had net operating loss carryforwards of $11.1 million for state income tax reporting purposes, which will expire in varying amounts, if unused, in years 2006 through 2021. These carryforwards relate to the operating loss incurred by the Company during its 2001 tax year.

Note 6	Capital Stock and Stock Plans

      Stock Options: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,928,297 common shares to employees or directors. At December 31, 2001, there were 942,228 shares reserved for future grants, consisting of 722,501 under the 2000 Stock Incentive plan, 107,310 under the 2000 Broad-Based Stock Option Plan, 25,417 under the 1987 discretionary share awards and 87,000 under the 1995 Directors’ Stock Option Plan. Options issued pursuant to any of the Company’s plans are exercisable for up to 10 years at an option price equal to the fair market value on the date the option was granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans at an exercise price lower than fair market value in connection with the employment of key employees. Additional paid-in capital includes tax benefits of $20,000, $60,000 and $143,000 relating to the exercise of options in 2001, 2000 and 1999, respectively. The following table summarizes the changes in the outstanding options for the three years ended December 31, 2001:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	1,154,746	$16.11	768,573	$15.79	734,560	$15.37
Granted	382,521	11.26	461,047	16.40	172,859	15.58
Exercised	(12,375)	7.00	(31,962)	11.31	(94,926)	12.43
Canceled/ forfeited	(154,638)	16.40	(42,912)	17.15	(43,920)	16.35

Outstanding — end of year	1,370,254	$14.82	1,154,746	$16.11	768,573	$15.79

Option price range at end of year		$6.66 to		$7.00 to		$7.00 to
		$23.00		$23.00		$23.00
Exercisable — end of year	1,115,464		926,846		754,885
Reserved for future grants	942,228		938,119		121,995
Weighted-average fair value of options granted during the year		$4.96		$4.56		$5.05

      The following table summarizes information about stock options outstanding as of December 31, 2001:

Range of	Options	Options	Weighted-Average	Weighted-Average
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life

$6.66 to $11.33	189,000	39,000	$7.62	7.1 years
$11.34 to $15.94	787,532	781,652	$16.53	8.5 years
$16.00 to $23.00	393,722	294,812	$18.46	5.9 years

	1,370,254	1,115,464	$14.06	6.6 years

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans, as permitted under previous accounting standards. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 123, the Company’s net income and related earnings per share would have been changed to the pro forma amounts indicated below:

	Years ended December 31

	2001	2000	1999

	(In thousands, except share data)
Net (Loss) income – as reported	$(2,884)	$7,388	$11,646
Net (Loss) income – pro forma	$(3,639)	$6,730	$11,064
(Loss) Earnings per share – as reported
Basic	$(0.34)	$0.87	$1.38
Diluted	$(0.34)	$0.86	$1.36
(Loss) Earnings per share – pro forma
Basic	$(0.43)	$0.79	$1.31
Diluted	$(0.43)	$0.78	$1.29

      Included in these pro forma disclosures are stock options issued in 2001, 2000 and 1999 that were 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 2001, 2000 and 1999, respectively: dividend yield of 0.00%, 0.97% and 0.87%; expected stock price volatility of 0.35, 0.32 and 0.29; risk-free interest rate of 4.85%, 4.95% and 6.50%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management’s opinion, does not provide a reliable single measure of fair value of its employee stock options.

      The Company has an employment agreement with an executive officer that provided for the issuance of non-qualified stock options to purchase up to 300,000 common shares. Such options vested ratably over a five-year period beginning June 30, 1994, and will expire 10 years after each option vested. The exercise price per share is $9.33 for the first 60,000 common shares and $10.00 for the remaining 240,000 common shares. Options for 232,016 shares were outstanding and exercisable at December 31, 2001.

      Rights Plan: During 2001, the Company’s Board of Directors voted to redeem all of the rights issued under the Company’s shareholder rights plan. Pursuant to the shareholder rights plan, immediately upon that action by the Board of Directors, holders of Rights may no longer exercise those Rights. Holders of the rights have been paid a redemption price of $.01 per Right.

      Performance Plan: The Company has established long-term performance plans, which grant restricted common share awards to certain officers. These officers are entitled to receive common shares of the Company based upon certain performance criteria over a three-year performance period. Compensation expense of $92,000 was recognized in 1999 under these plans, based upon the probability that certain threshold performance criteria would be met. In 2001, 5,360 shares with a value of $78,000 for the 1999-2001 performance plan were forfeited. In 2000, 18,376 shares with a fair market value of $389,000 for the 1998-2000 performance plan were forfeited. In 2000 and 1999, 26,402 and 35,497 shares were granted with a fair market value of $408,000 and $549,000, respectively. This activity is reflected in shareholders’ equity.

Note 7	Defined Contribution Retirement Plan

      The Company maintains a defined contribution retirement plan for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the plan. Participants have several investment options available including investing in stock of the Company. The Plan does not require participants to invest their contribution or the Company’s contribution in stock of the Company. At December 31, 2001, approximately 16.7% of the Plan’s assets, at market value, were invested in the Company’s stock. Company contributions to the plan were $836,000, $791,000 and $698,000 for 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

Numerator:
Net (loss) income	$(2,884,000)	$7,388,000	$11,646,000
Denominator:
Denominator for basic (loss) earnings per share — weighted-average shares	8,496,681	8,469,063	8,414,749
Effect of dilutive securities:
Stock options	N/A	142,559	164,270
Restricted shares	N/A	12,219	—

Dilutive potential common shares	N/A	154,778	164,270
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	8,496,681	8,623,841	8,579,019

(Loss) Earnings Per Share:
Basic	$(0.34)	$0.87	$1.38
Diluted	$(0.34)	$0.86	$1.36

Note 9	Business Segment Information

      The Company has four reportable operating segments, which include Lawn Care, Golf, Product Supply and Corporate, and are defined, by management responsibility.

      The Lawn Care division operates 227 LESCO Service Centers, which enable the Company to market its products on a localized basis. The primary products sold by the Lawn Care division are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This division also markets and sells its products to large national and regional lawn care customers through a separate group of sales representatives. This division distributes selected products through Home Depot™ stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country, and sells a consumer line of lawn care products to nationwide retail stores under several brand names, including Scenic Green, Professional Turf Products, and Aim Lawn and Garden Products.

      The Golf division markets and sells its products to private and public golf courses and other customers with large turf areas through Company sales personnel who operate a fleet of 77 LESCO Stores-on-Wheels. The primary products sold by the Golf division are turf care products, including turf control products, fertilizer, grass seed and hand held equipment. These Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Golf division has conventional sales representatives strategically located in the various markets to support the Stores-on-Wheels and sell to national golf customers. In addition, this division markets its products internationally, principally through foreign distributors.

      The Product Supply division manufactures and distributes fertilizers, combination products, golf course accessories and turfgrass seed. This division also manages the purchasing of raw materials and the purchasing and distribution of turf protection products, turf care equipment and related parts, and golf course accessories. The division sells exclusively to the Lawn Care and Golf divisions of the Company. All costs of manufacture and distribution are allocated to the Lawn Care and Golf divisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Corporate division includes the administrative functions of the Company, which support the Lawn Care, Golf and Product Supply divisions and include Administration, Finance, Information Services, Legal and Human Resources.

      The Company measures segment profitability as operating profit. Certain prior year data has been restated to reflect the changes in management. Full year operating results by segment are as follows:

	For the Year Ended December 31, 2001

				Corporate &
	Product Supply	Lawn Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$353,142	$151,126		$504,268
Intersegment net sales	$322,058			$(322,058)
Operating (loss) profit	—	26,297	8,486	(35,145)	(362)
Total assets	86,021	57,955	19,824	40,796	204,596

	For the Year Ended December 31, 2000

				Corporate &
	Product Supply	Lawn Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$352,656	$146,987		$499,643
Intersegment net sales	$294,555			$(294,555)
Operating (loss) profit	—	29,583	15,783	(28,981)	16,385
Total assets	93,747	85,225	32,663	33,258	244,893

	For the Year Ended December 31, 1999

				Corporate &
	Product Supply	Lawn Care	Golf	Elimination	Consolidated

	(In thousands)
Net sales to external customers		$318,360	$141,994		$460,354
Intersegment net sales	$308,773			$(308,773)
Operating (loss) profit	—	37,358	11,444	(26,317)	22,485
Total assets	77,133	90,090	33,061	32,499	232,783

Note 10	Quarterly Results (unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

	Quarters Ended 2001

	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except share data)
Net sales	$90,728	$164,129	$144,084	$105,327
Gross profit	27,397	54,846	41,563	31,159
Net (loss) income	(5,601)	7,535	337	(5,155)
(Loss) earnings per share:
Basic	(0.66)	0.89	0.04	(0.61)
Diluted	(0.66)	0.88	0.04	(0.61)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended 2000

	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except share data)
Net sales	$98,878	$158,288	$139,640	$102,837
Gross profit	33,007	55,960	46,078	26,954
Net (loss) income	(1,195)	9,960	4,245	(5,622)
(Loss) earnings per share:
Basic	(0.14)	1.18	0.50	(0.66)
Diluted	(0.14)	1.16	0.49	(0.66)

      (Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed on an annual basis. During the fourth quarter of 2000, net income decreased by approximately $2,439,000 due to the results of physical inventory observations and related inventory adjustments.

Note 11	Derivatives and Securitization

      On January 1, 2001, the Company adopted Statement of Accounting Financial Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (FAS 133). The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers. The Company has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which effectively converts existing floating-rate payments for 6.335% fixed-rate payments and therefore reduces the impact of interest-rate changes on future interest expense. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $142,000 fair market value of the swap agreement as a liability on the balance sheet.

      At January 1, 2001, a $58,000 liability and accumulated other comprehensive loss of $35,000 (net-of-tax) was recognized as a transition adjustment for the value of the Company’s interest rate swap agreement. During the third quarter of 2001, changes in the Company’s borrowings made the interest rate swap ineffective and consequently, the full amount of the comprehensive loss was expensed. The change in fair market value continues to be recorded in the Consolidated Statement of Operations.

      Trade accounts receivable consist of the following:

	2001	2000

	(in thousands)
Total trade accounts receivable	$66,005	$73,924
Less amount sold	(31,200)	—

Retained interest	34,805	73,924
Other receivables	7,136	9,105
Allowance for doubtful accounts	(4,370)	(4,500)

	$37,571	$78,529

      On April 24, 2001, the Company entered into an accounts receivable securitization agreement which was scheduled to mature in 2004, to finance up to $50,000,000 (total commitment) of its domestic accounts receivable. Under this arrangement, undivided interests in the Company’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of the Company, without recourse, to a financial conduit. At December 31, 2001, undivided interests in the accounts receivable pool aggregating $31,200,000 were sold under this arrangement. The proceeds were used to pay down the Company’s debt and are reported as financing cash flows in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accounts receivable are sold at a discount from the face amount to pay investor yield (LIBOR) on the undivided interests sold to the conduit, for utilization fees (0.20% of the undivided interest sold), and for program fees (0.25% of the total commitment). The discount from the face amount for accounts receivable sold in 2001 aggregated $1,658,000 and is recorded as a loss on the sale of accounts receivable included in interest expense in the Consolidated Statements of Operations.

      The arrangement provides that the Company’s accounts receivable are immediately sold to the SPE. The Company, through its SPE, retains the risk of credit loss on the receivables and, accordingly the full amount of the allowance for doubtful accounts has been retained on the consolidated balance sheet. The conduit has collection rights to recover payments from the receivables in the designated pool and the Company retains collection and administrative responsibilities for the undivided interests in the pool.

      During 2001, the following transactions occurred between the Company and the SPE: proceeds from the accounts receivable sales, $323,200,000; servicing fees received, $128,000; payments received on investment in accounts receivable, $ 292,000,000.

Note 12	Acquisitions

      On August 28, 2000, a wholly owned subsidiary of the Company completed the asset purchase of Southern Golf Products, Inc. of Peachtree City, Georgia, for 21,790 restricted shares of the Company’s common stock totaling $375,000, and $900,000 in former advances to Southern Golf Products, Inc. The asset purchase included working capital, manufacturing equipment and golf accessory assets. The operating results of Southern Golf Products, Inc. have been included in the statement of operations since the date of the related acquisition.

Note 13	Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for the Company in 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement is effective for the Company in 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, yet it retains many of the provisions of SFAS 121. This statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.