Form 10-Q
period 2002-03-31
LESCO INC/OH
filed 2002-05-14
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002	Commission File Number 0-13147

LESCO, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0904517

State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15885 Sprague Road Strongsville, Ohio	44136

(Address of principal executive offices)	(Zip Code)

(440) 783-9250

(Registrant’s telephone number,
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practical date.

Outstanding at
Class	May 10, 2002

Common shares, without par value	8,536,786 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31

(In thousands, except per share data)	2002	2001

Net sales	$93,479	$90,728
Cost of sales	63,427	63,331

Gross profit on sales	30,052	27,397
Warehouse & delivery expense	9,916	9,435
Selling expense	18,252	17,830
General & administrative expense	8,644	7,515
Severance expense	2,042	118

	38,854	34,898

Loss from operations	(8,802)	(7,501)
Other deduction (income)
Joint venture results	—	(4)
Customer finance charges	(386)	(520)
Other income	(142)	(160)
Other expense	415	280

	(113)	(404)

Earnings (loss) before interest and taxes	(8,689)	(7,097)
Interest expense	1,334	1,908

Loss before taxes, extraordinary charge and cumulative effect of accounting change	(10,023)	(9,005)
Income taxes (benefit)	(3,768)	(3,404)

Loss before extraordinary charge and cumulative effect of accounting change	(6,255)	(5,601)
Extraordinary charge, net of taxes of $1,697 - Note F	2,853	—
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735- Note H	4,597	—

Net loss	$(13,705)	$(5,601)

Basic and diluted loss per share:
Loss before extraordinary charge and cumulative effect of accounting change	$(0.73)	$(0.66)
Extraordinary charge, net of taxes	(0.34)	—
Cumulative effect of accounting change, net of taxes	(0.54)	—

Net loss	$(1.61)	$(0.66)

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	March 31	December 31
(In thousands, except share data)	2002	2001	2001

	(unaudited)		(audited)
ASSETS
CURRENT ASSETS:
Cash	$2,520	$2,884	$5,035
Accounts receivable — net of allowance of $4,476, $4,730 and $4,370, respectively	82,375	82,002	37,571
Inventories
Raw materials	12,469	8,508	10,197
Finished goods	102,065	111,488	82,799

Total Inventories	114,534	119,996	92,996
Deferred income taxes	3,113	1,694	1,753
Prepaid expenses and other assets	8,285	8,612	6,333

TOTAL CURRENT ASSETS	210,827	215,188	143,688
Property, plant and equipment	95,355	92,184	96,936
Less allowance for depreciation and amortization	(48,661)	(43,717)	(47,676)

Net property, plant and equipment	46,694	48,467	49,260
Other Assets	5,666	9,950	11,648

TOTAL ASSETS	$263,187	$273,605	$204,596

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$71,813	$58,477	$46,847
Other current liabilities	10,425	8,120	9,181
Current portion of debt	1,140	5,100	970

TOTAL CURRENT LIABILITIES	83,378	71,697	56,998
Long-term debt	96,964	107,084	50,141
Deferred income taxes	901	3,100	3,541
SHAREHOLDERS’ EQUITY:
Preferred shares— without par value— 500,000 shares authorized; 1,523 share issued and outstanding in 2002, liquidation value $1,000 per share	1,523	—	—
Common shares—without par value— 19,500,000 shares authorized; 8,628,563 shares issued and 8,536,786 outstanding at March 31, 2002, 8,552,745 at March 31, 2001, 8,560,120 at December 31, 2001	863	862	863
Paid-in capital	34,800	34,775	34,800
Retained earnings	46,503	58,129	60,208
Accumulated other comprehensive income (loss)	209	(92)	—
Less treasury shares, 91,777 at March 31, 2002, 63,083 at March 31, 2001, 68,443 at December 31, 2001	(1,623)	(1,180)	(1,263)
Unearned compensation	(331)	(770)	(692)

TOTAL SHAREHOLDERS’ EQUITY	81,944	91,724	93,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,187	$273,605	$204,596

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31

(In thousands)	2002	2001

	(unaudited)
OPERATING ACTIVITIES:
Net loss before extraordinary charge and cumulative	$(6,255)	$(5,601)
effect of accounting change Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,560	2,394
Loss on the disposal of property, plant and equipment	502	1,992
Deferred income taxes	(1,265)	162
Increase in accounts receivable	(14,009)	(3,869)
Provision for uncollectible accounts receivable	405	396
Increase in inventories	(21,538)	(19,953)
Increase in accounts payable	24,966	25,173
Increase in other current items	989	(5,956)
Other assets/liabilities	(2,622)	(575)

NET CASH USED IN OPERATING ACTIVITIES	(16,267)	(5,837)
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(251)	(4,486)

NET CASH USED IN INVESTING ACTIVITIES	(251)	(4,486)
FINANCING ACTIVITIES:
Purchase of accounts receivable	(31,200)	—
Proceeds from borrowings	155,332	64,300
Reduction of borrowings	(108,339)	(51,923)
Deferred financing fees	(1,790)	—
Issuance of common shares, net of treasury shares	—	(19)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,003	12,358

Net change in cash	(2,515)	2,035
Cash — Beginning of the period	5,035	849

CASH — END OF THE PERIOD	$2,520	$2,884

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Severance costs have been reclassified in the prior period to conform with current year presentation.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31

(In thousands, except per share data)	2002	2001

Numerator:
Loss before extraordinary charge and cumulative effect of accounting change	$(6,255)	$(5,601)
Preferred stock dividends	(26)	—

Loss available to common shareholders	(6,281)	(5,601)
Extraordinary charge, net of taxes	(2,853)	—
Cumulative effect of accounting change, net of taxes	(4,597)	—

Net loss available to common shareholders	$(13,731)	$(5,601)

Denominator:
Basic earnings per share- weighted average shares	8,514,914	8,481,909
Effect of dilutive securities:
Employee stock options	—	—
Restricted shares	—	—

Diluted potential common shares	—	—
Diluted earnings per share adjusted weighted average shares and assumed conversions	8,514,914	8,481,909

Basic and diluted loss per share:
Loss before extraordinary charge and cumulative effect of accounting change	$(0.73)	$(0.66)
Extraordinary charge, net of taxes	(0.34)	—
Cumulative effect of accounting change, net of taxes	(0.54)	—

Net loss	$(1.61)	$(0.66)

NOTE C — Segment Information

     The Company has three reportable operating segments, Lawn Care, Golf, and Corporate, and are defined by management responsibility.

     The Lawn Care segment operates 227 LESCO Service Centers®, which market products on a localized basis. Also included in the Lawn Care segment is the operation of national accounts. The primary products sold by the Lawn Care segment are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This segment also markets and sells products to large national accounts and regional lawn care customers through a separate group of sales representatives. This segment distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Aim Lawn & Garden Products and Professional Turf Products.

     The Golf segment markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 77 LESCO Stores-on-Wheels®. The primary products sold by the Golf segment are turf care products, including turf control products, fertilizer, grass seed and hand held equipment. These Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Golf segment has conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this segment markets its products internationally, principally through foreign distributors.

     The Corporate segment includes the former operations of Product Supply, the supply chain and corporate support functions of the Company. As part of the management changes that took place during the quarter, Product Supply was restructured from a separate division with its own President into several functional departments. These departments are organized under a Senior Vice President, Logistics and Operations, a Vice President, Manufacturing and a Vice President, Purchasing, all reporting directly to the President and Chief Executive Officer. This segment includes the manufacturing, warehouse and distribution functions for the Company, the direct costs of which are fully allocated to the Lawn Care and Golf segments. Indirect costs of these functions as well as the Company’s costs of administration, finance, information services, legal and human resources are included in the Corporate segment.

     The Company measures segment profitability as operating profit. Certain prior year data has been restated to reflect the changes in management responsibility. Operating results by segment are as follows (in thousands):

	For the Three Months Ended March 31, 2002

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$70,957	$22,522		$93,479
Operating (Loss) Profit	$2,075	$116	$(10,993)	$(8,802)
Total Assets	$102,904	$40,766	$119,517	$263,187

	For the Three Months Ended March 31, 2001

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$68,462	$22,266		$90,728
Operating (Loss) Profit	$1,723	$438	$(9,662)	$(7,501)
Total Assets	$99,664	$42,291	$131,650	$273,605

NOTE D — Other Assets

Other assets consist of the following:

	March 31	March 31	December 31
(In thousands)	2002	2001	2001

Goodwill — net (see Note I)	$—	$7,769	$7,332
Patents and trademarks — net	1,857	1,490	1,740
Deferred financing	2,710	446	1,472
Assets held for sale	653	—	653
Deposits and other	446	245	451

Total other assets	$5,666	$9,950	$11,648

     Patents and trademarks — net relate to the costs of acquiring and registering patents and trademarks, primarily for the Company’s Novex product line. Patents and trademarks are amortized using the straight-line method over 15 years, which approximates the useful life of the intangibles, and is reassessed on a periodic basis. Accumulated amortization was $199,000 at March 31, 2002, $88,300 at March 31, 2001 and $164,000 at December 31, 2001.

     Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the various finance agreements. The net book value of certain land and buildings, which are for sale, is included in assets held for sale. Deposits and other primarily includes deposits with vendors and on properties the Company rents.

NOTE E — Obsolescence Reserve

     The Company has maintained a reserve for inventory obsolescence. The reserve is for slow moving equipment spare parts that over time can become obsolete and inventory that becomes obsolete because of a change in new product development. Additionally, the reserve is for certain fertilizer and control products that lose potency over time and, therefore, have limited shelf lives. The Company reserves a portion of its slow moving parts, discontinued inventory and products with limited shelf lives and reviews the adequacy of such reserved amount on a periodic basis. The obsolescence reserve was $1.7 million, $1.5 million and $1.8 million at March 31, 2002, March 31, 2001 and December 31, 2001, respectively.

NOTE F — Debt

     On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a new $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth. The new facility is secured by substantially all of the Company’s assets.

     The Company recorded an extraordinary charge related to the early termination on debt of approximately $2.9 million after tax in the first quarter of 2002.

NOTE G — Derivatives and Comprehensive Income / Loss

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers.

     In conjunction with the signing of a new credit agreement on January 14, 2002, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates) payments for 4.2% fixed-rate payments. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $342,000 fair market value of the swap agreement as an asset on the balance sheet at March 31, 2002. Since the Company considers this swap to be completely effective, changes in the fair market value are recorded in accumulated other comprehensive income. The Company’s comprehensive loss for the three months ended March 31, 2002 and March 31, 2001 was as follows:

(In thousands)	March 31, 2002	March 31, 2001

Net loss	$13,705	$5,601
Other comprehensive income(loss)	209	(92)

Total comprehensive loss	$13,496	$5,693

     The Company also has a seven-year, $7,000,000 notional amount interest rate swap agreement expiring in June 2002, which formerly converted floating-rate payments for 6.335% fixed-rate payments and therefore reduced the impact of interest-rate changes on interest expense. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $65,000 fair market value of the swap agreement as a liability on the balance sheet. Since this swap is considered ineffective, the Company has recorded changes in the fair market value in the Consolidated Statement of Operations.

NOTE H — Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations superceding APB No. 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company’s intangible assets consist of patents and trademarks, which have a defined life and goodwill. Goodwill amortization expense for the three months ended March 31, 2001 was $145,000 or approximately $0.02 per share. As reported in the Company’s 10-K, the results of Step 1- goodwill impairment tests indicated

that a potential impairment existed. The Company has completed, Step 2 - measurement of the impairment loss, by evaluating the fair value of the reporting units carrying goodwill through appraisals and discounted cash flow models. Step 2 results indicated that the goodwill recorded in the Company’s Golf ($2,148,000) and Lawn Care ($5,184,000) units was fully impaired. As a result the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     The following table reflects consolidated results adjusted as if the adoption of SFAS 142 occurred as of the beginning of the three month period ended March 31, 2001.

(In thousands, except per share date)	March 31, 2002	March 31, 2001

Loss before extraordinary charge and cumulative effect of accounting change:
As reported	$(6,255)	$(5,601)
Goodwill amortization ($54 tax effect)	—	91

As adjusted	$(6,255)	$(5,510)

Basic and diluted loss per share as reported	$(0.73)	$(0.66)
Goodwill amortization ($0.01 tax effect)	—	0.01

As adjusted	$(0.73)	$(0.65)

Net loss	$(13,705)	$(5,601)
Goodwill amortization ($54 tax effect)	—	91

As adjusted	$(13,705)	$(5,510)

Basic and diluted loss per share as reported	$(1.61)	$(0.66)
Goodwill amortization ($0.01 tax effect)	—	0.01

As adjusted	$(1.61)	$(0.65)

Information regarding the Company’s intangible assets subject to amortization is as follows (in thousands):

	2002			2001

	Patents	Trademarks	Total	Patents	Trademarks	Total

Beginning of year balance	$1,551	$188	$1,739	$1,187	$95	$1,282
Amortization expense	(32)	(3)	(35)	(17)	(1)	(18)
Additions/Disposals	142	11	153	212	14	226

End of period balance	$1,661	$196	$1,857	$1,382	$108	$1,490

Year	Estimated amortization expense (in thousands)

2002	$138,000
2003	$137,000
2004	$137,000
2005	$137,000
2006	$137,000
Thereafter	$1,202,000

The Company has no other intangible assets at March 31, 2002.

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for the Company in 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

     As of January 1, 2002, the Company has adopted FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, yet it retains many of the provisions of SFAS 121. This statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company’s adoption has resulted in no impact on its consolidated financial position or results of operations.

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales for the first quarter ended March 31, 2002 increased approximately 3% to $93.5 million compared with $90.7 million in 2001. Sales rose by approximately $2.8 million primarily due to improved unit volume. Average selling prices were approximately flat period to period however from fourth quarter 2001 to first quarter 2002 average selling price was up 1%. The sales increases for the Company’s Lawn Care and Golf segments were $2.6 million and $0.2 million, respectively. The Lawn Care segment operated 227 LESCO Service Centers ® during the first quarter 2002 compared with 232 stores during 2001. The Golf segment operated 77 LESCO Stores-On-Wheels® during the first quarter 2002 compared with 78 at 2001. Sales of the Company’s fertilizers and combination products, control products and seed products rose in the first quarter 2002 over 2001, while sales of equipment were down, as customers impacted by the slower economy shied away from larger capital purchases.

     Gross profit increased by $2.7 million in 2002 as compared to 2001. As a percent of sales, gross profit was 32.15% for the quarter ended March 31, 2002 compared with 30.20% for 2001. Factors positively impacting gross profit in 2002 were lower raw material costs of approximately $1.9 million and the improved sales volume impact on gross profit of $0.8 million. The lower raw material costs relate in large part to lower urea costs in 2002 than 2001. The Company has entered into a fixed cost supply agreement for urea through the remainder of 2002. Total manufacturing costs remained flat on slightly lower production volume.

     Delivery and warehouse expenses increased to $9.9 million in 2002 compared to $9.4 million in 2001. Delivery and warehouse costs rose slightly to 10.58% of sales in first quarter 2002 compared to 10.36% of sales in 2001, because of higher payroll related, rent and operating expenses.

     Selling expense was 19.53% of sales in 2002 compared to 19.65% in 2001. Total selling expense increased by $0.4 million in 2002, primarily due to higher payroll related and store operating expenses.

     General and administrative costs increased in 2002 over 2001 by $1.1 million, primarily due to higher health care costs, outside professional and consulting services, and inflation impact on payroll related expenses. Additionally the Company recorded severance costs of $2.0 million in 2002 due to executive management changes and a reduction in force totaling 22 associates.

     Interest expense decreased $574,000 for the first quarter 2002 compared to the first quarter 2001 as a result of average lower interest rates of approximately 1% and lower average borrowing levels of $12.5 million for the three months ended March 31, 2002 compared to March 31, 2001. The effective interest rate for the first quarter 2002 was 5.73% compared to 7.22% for the first quarter 2001.

     Other expense consists primarily of losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Customer finance charges totaled $386,000 in the first quarter

2002 and $520,000 in the first quarter 2001. The decrease in customer finance charges for first quarter 2002 is attributable to a $5.1 million reduction in the past due customer base charged finance charges.

     The Company’s effective tax rate in the first quarter 2002 and 2001 was 37.6%. The effective tax rate is due primarily to the federal marginal tax rate and the impact of state and local income taxes.

     As a result of the implementation of FASB 142 the Company recorded a $4.6 million, net of taxes of $2.7 million, charge in the quarter ended March 31, 2002. Refer to Note H in the notes to consolidated financial statements for the explanation of the cumulative effect of accounting change for the goodwill charge.

     The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes of $1.7 million, in the first quarter of 2002.

     As a result of the foregoing, the Company reported a loss of $13.7 million, or $1.61 per share, in the quarter ended March 31, 2002 compared with net loss of $5.6 million, or $0.66 per share, in first quarter 2001.

     Lawn Care Segment — Net sales for the Lawn Care segment were $71.0 million for the first quarter 2002 compared to $68.4 million in the first quarter 2001. The increase for the first quarter was due primarily to an increase in service center sales, where same store sales increased 7.7% compared to the first quarter 2001. National account sales decreased by 6.8% for the first quarter 2002 compared to the first quarter 2001. Operating profit was $2.1 million for the first quarter 2002 compared to $1.7 million in the first quarter 2001. The increase in operating profit was due primarily to the volume increases from the first quarter 2001.

     Golf Segment — Net sales for the Golf segment were $22.5 million for the first quarter 2002 compared to $22.3 million in the first quarter 2001. The sales increase for the first quarter was primarily due to slight volume increase. Operating profit was $116,000 for the first quarter 2002 compared to $438,000 in the first quarter 2001. The decrease in operating profit for the first quarter is primarily a result of higher selling expenses of $0.5 million.

Liquidity and Capital Resources

     On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a new $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR plus 2.75% to 3.00% or prime rates .25% to .50%. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth of $77.9 million. The new facility is secured by substantially all of the Company’s assets. The Company had $27.4 million available to borrow, under its credit agreement as of March 31, 2002.

     Total outstanding debt was $98.1 million as of March 31, 2002 compared to $112.2 million as of March 31, 2001 and $51.1 million as of December 31, 2001. Additionally, at the December 31, 2001 there was $31.2 million outstanding from asset securitization of trade accounts receivable.

     As of March 31, 2002, total assets of the Company were $263.2 million compared to $273.6 million as of March 31, 2001. The decrease is primarily related to working capital decreases and the write off of the Company’s goodwill. Net Accounts Receivable were $82.4 million as of March 31, 2002 compared to $82.0 million as of March 31, 2001. Inventories were $114.5 million as of March 31, 2002 compared to $119.9 million as of March 31, 2001. The decrease in inventory compared to March 31, 2001 was due primarily to improved inventory controls. The increase in accounts payable from March 2002 to March 2001 relates primarily to the increase in raw material inventory purchases, in addition to the seasonal build of inventory.

     As of March 31, 2002, total assets of the Company were $263.2 million compared to $204.6 million as of December 31, 2001. The asset increase is due primarily to the seasonality of the business. Net Accounts Receivable were $82.4 million as of March 31, 2002 compared to $37.6 million as of December 31, 2001. The increase in net accounts receivable compared to December 31, 2001 was due primarily to trade accounts receivable securitization program pursuant to which $31.2 million of trade accounts receivable were sold as of December 31, 2001 and the seasonality of the business. Inventories were $114.5 million as of March 31, 2002 compared to $92.9 million as of December 31, 2001. The increase in inventory compared to December 31, 2001 was due primarily to the Company’s seasonal increase for anticipated spring sales. The increase in accounts payable from December 2001 to March 2002 is primarily related to the seasonal build of inventory.

     Capital expenditures for the first three months of 2002 totaled $251,000. These expenditures consisted of improvements in the Company’s information systems, improvements for the Company’s Stores-On-Wheels and improvements to the Company’s manufacturing and distribution facilities.

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

Forward-Looking Statements

     Certain statements included in the report are forward-looking statements that are based on management’s current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

•	regional weather conditions which have an impact on both timing and volume of sales;

•	the Company’s successful execution of its operating plans;

•	the Company’s ability to integrate business acquisitions successfully;

•	general economic and business conditions;

•	the Company’s strategic reviews of invested capital could result in the disposition or closing of locations or product lines;

•	changes in market demographics;

•	changes in the regulation of the Company’s products, including applicable environmental regulations; and

•	the Company’s ability to effectively manufacture, market and distribute new products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

PART II — OTHER INFORMATION

Item 1 Legal Proceedings

     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

     In February 2002, the Company received a shareholder demand letter. Although an investigation is ongoing the Company believes the allegations contained in the letter are without merit.

Item 2 Changes in Securities and Use of Proceeds

     On March 14, 2002, the Company issued 1,523 shares of Series B Preferred Shares, without par value (the “Shares”), to former noteholders of the Company. The Shares were issued as part of a “make-whole” payment to the noteholders in connection with the prepayment in full of the notes which occurred on January 14, 2002. The Shares accrue cumulative dividends at a rate of 7% per annum, and dividends are payable primarily in additional Shares. The Shares have a liquidation preference of $1,000 per share, have voting rights and are redeemable at the election of the Company. The issuance of Shares was not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption provided by Section 4(2) of the Act.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:
	(4) (j)	Amended Articles of Incorporation of the Registrant
	10(r)	Employment Separation Agreement by and between the Registrant and Charles J. McGonigle.
	10(u)[11]	Amendment to the Employee Agreement by and between the Registrant and William A. Foley.

(b)	Reports on Form 8-K: There were no reports on Form 8-K filed during this period.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

May 14, 2002	By /s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice-President and Chief Financial Officer