Form 10-Q
period 2002-06-30
LESCO INC/OH
filed 2002-08-09
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002	Commission File Number 0-13147

LESCO, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0904517

State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15885 Sprague Road Strongsville, Ohio	44136

(Address of principal executive offices)	(Zip Code)

(440) 783-9250
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practical date.

Class	Outstanding at July 26, 2002

Common shares, without par value	8,545,786 shares

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2002	2001	2002	2001

Net sales	$166,493	$164,129	$259,972	$254,857

Cost of sales	109,494	109,283	172,921	172,614

Cost of sales inventory markdown — Note F	9,581	—	9,581	—

Gross profit on sales	47,418	54,846	77,470	82,243

Warehouse & delivery expense	12,874	13,888	22,790	23,323

Selling expense	19,715	19,906	37,967	37,736

General & administrative expense	8,122	7,727	16,737	15,242

Asset rationalization — Note E	12,044	—	12,044	—

Severance expense — Note E	1,791	380	3,866	498

	54,546	41,901	93,404	76,799

Income (loss) from operations	(7,128)	12,945	(15,934)	5,444

Joint venture results	(28)	(180)	(28)	(184)

Customer finance charges	(394)	(451)	(780)	(970)

Other income	(144)	(229)	(268)	(389)

Other expense	142	94	539	373

	(424)	(766)	(537)	(1,170)

Earnings (loss) before interest and taxes	(6,704)	13,711	(15,397)	6,614

Interest expense	1,323	1,659	2,657	3,567

Income (loss) before taxes, extraordinary charge and cumulative effect of accounting change	(8,027)	12,052	(18,054)	3,047

Income taxes (benefit)	(3,020)	4,517	(6,788)	1,113

Income (loss) before extraordinary charge and cumulative effect of accounting change	(5,007)	7,535	(11,266)	1,934

Extraordinary charge, net of taxes of $1,697 - Note G	—	—	2,853	—

Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735- Note I	—	—	4,597	—

Net income (loss)	$(5,007)	$7,535	$(18,716)	$1,934

Basic earnings (loss) per share:

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(0.59)	$0.89	$(1.33)	$0.23

Diluted earnings (loss) per share:

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(0.59)	$0.88	$(1.33)	$0.23

Extraordinary charge, net of taxes	—	—	(0.34)	—

Cumulative effect of accounting change, net of taxes	—	—	(0.54)	—

Basic earnings (loss) per share:	$(0.59)	$0.89	$(2.21)	$0.23

Diluted earnings (loss) per share:	$(0.59)	$0.88	$(2.21)	$0.23

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	June 30	December 31
(In thousands, except share data)	2002	2001	2001

	(unaudited)		(audited)
ASSETS

CURRENT ASSETS:

Cash	$4,043	$5,366	$5,035

Accounts receivable — net of allowance of $4,854, $4,762 and $4,370, respectively	84,842	53,859	37,571

Inventories Raw materials	10,689	11,234	10,197

Finished goods	91,156	102,828	82,799

Total inventories	101,845	114,062	92,996

Deferred income taxes	6,496	2,576	1,753

Prepaid expenses and other assets	8,346	1,684	6,333

TOTAL CURRENT ASSETS	205,572	177,547	143,688

Property, plant and equipment	79,128	91,198	96,936

Less allowance for depreciation and amortization	(43,568)	(43,949)	(47,676)

Net property, plant and equipment	35,560	47,249	49,260

Other assets	5,328	10,504	11,648

TOTAL ASSETS	$246,460	$235,300	$204,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$85,886	$72,110	$46,847

Other current liabilities	17,441	9,618	9,181

Current portion of debt	1,140	5,813	970

TOTAL CURRENT LIABILITIES	104,467	87,541	56,998

Long-term debt	64,266	45,347	50,141

Deferred income taxes	1,347	3,120	3,541

SHAREHOLDERS’ EQUITY:

Preferred shares—without par value— 500,000 shares authorized; 1,523 share issued and outstanding in 2002, liquidation value $1,000 per share	1,523	—	—

Common shares—without par value— 19,500,000 shares authorized; 8,633,053 shares issued and 8,541,286 outstanding at June 30, 2002, 8,551,885 at June 30, 2001, 8,560,120 at December 31, 2001	863	862	863

Paid-in capital	34,850	34,806	34,800

Retained earnings	41,493	65,665	60,208

Accumulated other comprehensive income (loss)	(395)	(91)	—

Less treasury shares, 91,777 at June 30, 2002, 63,083 at June 30, 2001, 68,443 at December 31, 2001	(1,623)	(1,262)	(1,263)

Unearned compensation	(331)	(688)	(692)

TOTAL SHAREHOLDERS’ EQUITY	76,380	99,292	93,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$246,460	$235,300	$204,596

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

(In thousands)	2002	2001

	(unaudited)
OPERATING ACTIVITIES:

Net loss before extraordinary charge and cumulative effect of accounting change	$(11,266)	$1,934

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,185	4,806

Asset rationalization	12,044	—

Inventory markdown	9,581	—

Deferred income taxes	(3,948)	—

Decrease (increase) in accounts receivable	(17,253)	(11,116)

Provision for uncollectible accounts receivable	1,182	786

Increase in inventories	(18,430)	(14,018)

Increase in accounts payable	39,039	38,806

Increase in other current items	3,350	1,097

Other assets/liabilities	(1,007)	(540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,477	21,755

INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(614)	(3,521)

NET CASH USED IN INVESTING ACTIVITIES	(614)	(3,521)

FINANCING ACTIVITIES:

Sale (purchase) of accounts receivable	(31,200)	35,000

Proceeds from borrowings	306,863	110,800

Reduction of borrowings	(292,568)	(159,447)

Deferred financing fees	(2,000)	—

Issuance of common shares, net of treasury shares	50	(70)

NET CASH USED BY FINANCING ACTIVITIES	(18,855)	(13,717)

Net change in cash	(992)	4,517

Cash — Beginning of the period	5,035	849

CASH — END OF THE PERIOD	$4,043	$5,366

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K and the Company’s unaudited financial statements and footnotes for the quarter ended March 31, 2002 included in the Company’s Form 10-Q.

         Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Severance costs have been reclassified in the prior period to conform with current year presentation.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2002	2001	2002	2001

Numerator:

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(5,007)	$7,535	$(11,266)	$1,934

Preferred stock dividends	(26)	—	(52)	—

Income (loss) available to common shareholders	(5,033)	7,535	(11,318)	1,934

Extraordinary charge, net of taxes	—	—	(2,853)	—

Cumulative effect of accounting change, net of taxes	—	—	(4,597)	—

Net income (loss) available to common shareholders	$(5,033)	$7,535	$(18,768)	$1,934

Denominator:

Basic earnings per share- weighted average shares	8,516,414	8,482,249	8,515,664	8,482,079

Effect of dilutive securities:

Employee stock options	200,023	67,563	156,114	72,977

Restricted shares	—	21,790	—	21,790

Diluted potential common shares	200,023	89,353	156,114	94,767

Diluted earnings per share adjusted weighted average shares and assumed conversions	8,716,437	8,571,602	8,671,778	8,576,846

Basic earnings (loss) per share:

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(0.59)	$0.89	$(1.33)	$0.23

Diluted earnings (loss) per share:

Income (loss) before extraordinary charge and cumulative effect of accounting change	$(0.59)	$0.88	$(1.33)	$0.23

Extraordinary charge, net of taxes	—	—	(0.34)	—

Cumulative effect of accounting change, net of taxes	—	—	(0.54)	—

Basic earnings (loss) per share:	$(0.59)	$0.89	$(2.21)	$0.23

Diluted earnings (loss) per share:	$(0.59)	$0.88	$(2.21)	$0.23

NOTE C – Segment Information

         The Company has three reportable operating segments, Lawn Care, Golf, and Corporate, and are defined by management responsibility.

         The Lawn Care segment operates 227 LESCO Service Centers®, and 9 market sales representatives which market products on a localized basis. Also included in the Lawn Care segment is the operation of National Accounts including 17 sales representatives. The primary products sold by the Lawn Care segment are turf care products, including turf control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. This segment also markets and sells products to large national accounts and regional lawn care customers through a separate group of sales representatives. This segment also distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including Scenic Green, Aim Lawn & Garden Products and Professional Turf Products.

         The Golf segment markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 77 LESCO Stores-on-Wheels®. The primary products sold by the Golf segment are turf care products, including turf control products, fertilizer, grass seed and hand held equipment. These Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Golf segment has 49 conventional sales representatives strategically located in the various markets to help support the Stores-on-Wheels and sell to national golf customers. In addition, this segment markets its products internationally, principally through foreign distributors.

         The Corporate segment includes the supply chain and corporate support functions of the Company. This segment includes the manufacturing, warehouse and distribution functions for the Company, the direct costs of which are fully allocated to the Lawn Care and Golf segments. Indirect costs of these functions as well as the Company’s costs of administration, finance, information services, legal and human resources are included in the Corporate segment. Included in the Corporate segment for three months ended June 30, 2002 are one time charges for inventory markdown, asset rationalization and severance totaling $9.6 million, $12.0 million and $1.8 million, respectively. Results for the six months ended June 30, 2002 include one time charges for inventory markdown, asset rationalization and severance totaling $9.6 million, $12.0 million and $3.9 million respectively.

         With the asset rationalization and new senior management changes, including a reorganization of the sales group, the Company is reviewing its segment reporting structure.

         The Company measures segment profitability as operating profit. Certain prior year data has been reclassified to reflect the changes in management responsibility. Operating results by segment are as follows (in thousands):

	For the Three Months Ended June 30, 2002

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$120,738	$45,755		$166,493

Operating Profit (Loss)	$14,257	$10,153	$(31,538)	$(7,128)

Total Assets	$99,041	$39,714	$107,705	$246,460

	For the Three Months Ended June 30, 2001

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$116,298	$47,831		$164,129

Operating Profit (Loss)	$13,605	$7,447	$(8,107)	$12,945

Total Assets	$80,009	$29,936	$125,355	$235,300

	For the Six Months Ended June 30, 2002

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$191,398	$68,574		$259,972

Operating Profit (Loss)	$18,207	$8,087	$(42,228)	$(15,934)

Total Assets	$99,041	$39,714	$107,705	$246,460

	For the Six Months Ended June 30, 2001

	Lawn
	Care	Golf	Corporate	Consolidated

Net Sales to External Customers	$184,965	$69,909		$254,874

Operating Profit (Loss)	$15,133	$6,051	$(15,740)	$5,444

Total Assets	$80,009	$29,936	$125,355	$235,300

NOTE D – Other Assets

Other assets consist of the following:

	June 30	June 30	December 31
(In thousands)	2002	2001	2001

Goodwill – net (see Note I)	$—	$7,623	$7,332

Patents and trademarks – net (see Note E)	—	1,515	1,740

Deferred financing	2,474	288	1,472

Assets held for sale (see Note E)	2,417	653	653

Deposits and other	437	425	451

Total other assets	$5,328	$10,504	$11,648

         Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the various finance agreements. The lower of net book value or net realizable value of certain land and buildings, which are for sale, is included in assets held for sale. Brokers are actively marketing these assets and sales are expected in the next twelve months. The increase in assets held for sale relates to the Company’s asset rationalization, (see Note E). Deposits and other primarily includes deposits on properties the Company rents.

NOTE E – Asset Rationalization and Severance Expense

         During the second quarter, the Company completed an asset analysis and finalized plans to rationalize its under-performing assets. The plan includes ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The Company recorded a pretax charge totaling $13.8 million in the second quarter of 2002, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.0 million and Severance Expense of $1.8 million. In addition, during the first quarter the Company had recognized severance expenses of $2.1 million related to changes in executive management and other employee terminations. These charges of $13.8 million in the second quarter and $15.9 million for the first half, have reduced net income by $8.6 million, or $.99 per diluted share for the second quarter of 2002 and $9.9 million, or $1.14 per diluted share for the first half of 2002. Major components of the charge for the asset rationalization and severance expense and the related reserves and accruals as of June 30, 2002 are as follows:

(In thousands):

	Asset Impairment	Severance	Lease	Other Exit
	Charges	Expenses	Costs	Costs	Total

2002 First Quarter	—	2,075	—	—	2,075

2002 Second Quarter	$9,214	$1,791	$1,149	$1,681	$13,835

Total charges	9,214	3,866	1,149	1,681	15,910

Amounts utilized in 2002	(9,214)	—	—	—	(9,214)

Cash paid in 2002	—	(855)	—	—	(855)

Remaining reserve at June 30, 2002	$—	$3,011	$1,149	$1,681	$5,841

         The asset impairment charges of $9.2 million relates to the asset write-down of the Disputanta and Stockton facilities to net realizable value and the write-off of patents and trademarks related to products previously manufactured at the Disputanta facility. The net realizable value of $1.8 million for these facilities is included in Assets Held for Sale in Other Assets. The Company is accounting for the planned sales of the facilities in accordance with the guidelines of SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which was adopted as of January 1, 2002.

         The severance benefits of $1.8 million for the second quarter relate to post employment benefits for employees of the Disputanta, Stockton and other facilities. The severance benefits of $2.1 million for the first quarter relate to changes in executive management and other employee terminations. As of June 30, 2002, $855,000 of the total severance benefits accrued have been paid, leaving a remaining balance to be paid of $3.0 million. The lease cost of $1.1 million includes the aggregate straight-line lease expense for the

Disputanta, Stockton and other facilities. The other exit costs of $1.7 million relate to costs to maintain the facilities until they are sold and other exit costs.

NOTE F – Inventory Markdown

         The Company implemented an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and purge. SKUs identified as discontinued will be progressively marked-down over specific periods until the costs are marked down to zero. At that point SKUs will be purged and the applicable product destroyed. This progressive markdown policy will replace the Company’s existing obsolescence policy, which maintained a reserve for slow moving parts, discontinued inventory and products with limited shelf lives.

         In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a $9.6 million one-time charge, net of the obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected liquidation value. The charge is included as cost of sales inventory markdown on the Consolidated Statements of Operations. The charge reduced second quarter net income by $6.0 million, or $.69 per diluted share.

NOTE G – Debt

         On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of $70.0 minimum net worth and restriction on dividend payments. The new facility is secured by substantially all of the Company’s assets.

         The Company recorded an extraordinary charge related to the early termination on debt of approximately $2.9 million after tax in the first quarter of 2002.

         On July 26, 2002, the Company amended its senior secured credit facility. The amendment addressed the impact of the one-time charges for inventory markdown, asset rationalization and severance expense on the facilities covenants. As of June 30, 2002, the Company is in compliance with all of the various restrictive covenants included in its credit facility, as amended.

NOTE H – Derivatives and Comprehensive Income / Loss

         The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers.

         In conjunction with the signing of its senior secured credit agreement on January 14, 2002, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates), plus applicable borrowing margin, payments to 4.2% fixed-rate, plus applicable borrowing margin, payments. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $648,950 fair market value of the swap agreement as a liability on the balance sheet at June 30, 2002. Since the Company considers this swap to be completely effective, changes in the fair market value are recorded in accumulated other comprehensive income, net of tax effect. The Company’s comprehensive loss for the six months ended June 30, 2002 and June 30, 2001 was as follows:

(In thousands)	June 30, 2002	June 30, 2001

Net income (loss)	$(18,716)	$1,934

Other comprehensive loss	(395)	(91)

Total comprehensive income (loss)	$(19,111)	$1,843

NOTE I – Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). As reported in the Company’s 10-K, the results of Step 1- goodwill impairment tests indicated that a potential impairment existed. The Company has completed, Step 2 – measurement of the impairment loss, by evaluating the fair value of the reporting units carrying goodwill through appraisals and discounted cash flow models. Step 2 results indicated that the goodwill recorded in the Company’s Golf ($2,148,000) and Lawn Care ($5,184,000) units was fully impaired. Upon the adoption of FAS 142 the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

         The following table reflects consolidated results adjusted as if the adoption of SFAS 142 occurred as of the beginning of the six month period ended June 30, 2001.

(In thousands, except per share date)	June 30, 2002	June 30, 2001

Income (loss) before extraordinary charge and cumulative effect of accounting change:	$(11,266)	$1,934

Goodwill amortization ($109 tax effect)	—	182

As adjusted	$(11,266)	$2,116

Basic and diluted income (loss) per share as reported	$(1.33)	$0.23
Goodwill amortization ($0.01 tax effect)	—	0.02

(In thousands, except per share date)	June 30, 2002	June 30, 2001

As adjusted	$(1.33)	$0.25

Net income (loss)	$(18,716)	$1,934

Goodwill amortization ($109 tax effect)	—	182

As adjusted	$(18,716)	$2,116

Basic and diluted income (loss) per share as reported	$(2.21)	$0.23

Goodwill amortization ($0.01 tax effect)	—	0.02

As adjusted	$(2.21)	$0.25

Information regarding the Company’s intangible assets subject to amortization is as follows (see Note E):

	2002			2001

(In thousands)	Patents	Trademarks	Total	Patents	Trademarks	Total

Beginning of year balance	$1,551	$188	$1,739	$1,187	$95	$1,282

Amortization expense	(62)	(6)	(68)	(39)	(1)	(40)

Additions/Disposals*	(1,489)	(182)	(1,671)	256	17	273

End of period balance	$0	$0	$0	$1,404	$111	$1,515

(*See Note E)

Year	Estimated amortization expense
2002	$68,000

Thereafter	$0

NOTE J – Impact of Recently Issued Accounting Standards

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

         As of January 1, 2002, the Company has adopted FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, yet it retains many of the provisions of SFAS 121. This statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note E for more information on the impact for the adoption.

         As of May 15, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. The Company is required to adopt this statement for fiscal year beginning January 1, 2003. The Company will not early adopt this statement, however the Company believes the adoption will not impact net income.

         In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This Statement is effective for the Company in 2003. The Company will not early adopt SFAS No. 146. The Company has not yet determined the impact of adoption on its consolidated financial position or results or operations.

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Included in the Company’s results of operations for the three months and six months ended June 30, 2002 are one time charges for the inventory markdown of $9.6 million, asset rationalization of $12.0 million and severance expense of $1.8 and $3.9 million, respectively.

         The Company implemented an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and purge. SKUs identified as discontinued will be progressively marked-down over specific periods until the costs are marked down to zero. At that point SKUs will be purged and the applicable product destroyed. This progressive markdown policy will replace the Company’s existing obsolescence policy, which maintained a reserve for slow moving parts, discontinued inventory and products with limited shelf lives.

         In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a $9.6 million one-time charge, net of its obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected liquidation value. The charge is included as cost of sales inventory markdown on the Consolidated Statements of Operations. The Company will track the future sales and margins of these discounted SKUs to determine if the markdown amount was adequate and will adjust the amount of the one-time charge as appropriate.

         During the second quarter, the Company completed an asset analysis and finalized plans to rationalize its under-performing assets. The plan includes ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The Company recorded a pretax charge totaling $13.8 million in the second quarter of 2002, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.0 million and Severance Expense of $1.8 million. In addition, during the first quarter the Company had recognized severance expenses of $2.1 million related to changes in executive management and other employee terminations. These charges of $13.8 million in the second quarter and $15.9 million for the first half, have reduced net income by $8.6 million, or $.99 per diluted share for the second quarter of 2002 and $9.9 million, or $1.14 per diluted share for the first half of 2002. Major components of the charge for the asset rationalization and severance changes and the related reserves and accruals as of June 30, 2002 are included in Note E to the Consolidated Financial Statements.

         As a result of the implementation of SFAS No. 142 the Company recorded a $4.6 million, net of taxes of $2.7 million, cumulative effect of accounting change in the quarter ended March 31, 2002. Refer to Note I in the notes to consolidated financial statements for the explanation of the goodwill charge.

         The company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes of $1.7 million, in the first quarter of 2002. Refer to Note G in the Notes to Consolidated Financial Statements.

         The following schedules adjust the Company’s reported results of operation, for the three months and six months ended June 30, 2002, for these one-time charges. These adjustments follow the guidelines established by Financial Executives International (FEI) and the National Investor Relations Institute (NIRI) for consistency and analysis in presenting financial results. This disclosure is provided to supplement the Company’s Generally Accepted Accounting Principles (GAAP) results and to clarify the results for the period being reported.

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

	Three Months Ended June 30, 2002

	Reported			Results	Three Months
	(GAAP)	One Time		Excluding	Ended
(In thousands, except per share data)	Results	Charges		Charges (a)	June 30, 2001

Net sales	$166,493	$—		$166,493	$164,129
Cost of Sales	109,494	—		109,494	109,283
Cost of sales inventory markdown —	9,581	(9,581	)(b)	—	—

Gross profit on sales	47,418	(9,581)		56,999	54,846
Warehouse & delivery expense	12,874	—		12,874	13,888
Selling expense	19,715	—		19,715	19,906
General & administrative expense	8,122	—		8,122	7,727
Asset rationalization	12,044	(12,044	)(c)	—	—
Severance expense	1,791	(1,791	)(d)	—	380

	54,546	(13,835)		40,711	41,901
Income (loss) from operations	(7,128)	23,416		16,288	12,945
Joint venture results	(28)	—		(28)	(180)
Customer finance charges	(394)	—		(394)	(451)
Other income	(144)	—		(144)	(229)
Other expense	142	—		142	94

	(424)	—		(424)	(766)
Earnings (loss) before interest and taxes	(6,704)	23,416		16,712	13,711
Interest expense	1,323	—		1,323	1,659

Income (loss) before taxes	(8,027)	23,416		15,389	12,052
Income taxes (benefit)	(3,020)	8,806		5,786	4,517

Net income (loss)	$(5,007)	$14,610		$9,603	$7,535

Basic earnings (loss) per share	$(0.59)	$1.72		$1.13	$0.89

Fully diluted earnings (loss) per share	$(0.59)	$1.69		$1.10	$0.88

(a)	Users of this information are advised to read the Securities Exchange Commission report “Pro Forma Financial Information: Tips for investors” available at www.sec.gov/investor/pubs/proforma12-4.htm.

(b)	The Company decided to markdown and liquidate its discontinued SKUs resulting in a $9.6 million pre-tax charge.

(c)	During the second quarter, the Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12 million pre-tax charge was recorded.

(d)	During the second quarter, the Company recognized severance expenses of $1.8 million related to changes in senior and middle management and other employee severance due to the asset rationalization.

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

	Six Months Ended June 30, 2002

	Reported			Results	Six Months
	(GAAP)	One Time		Excluding	Ended
(In thousands, except per share data)	Results	Charges		Charges (a)	June 30, 2001

Net sales	$259,972	$—		$259,972	$254,857
Cost of Sales	172,921	—		172,921	172,614
Cost of sales inventory markdown —	9,581	(9,581	)(b)	—	—

Gross profit on sales	77,470	(9,581)		87,051	82,243
Warehouse & delivery expense	22,790	—		22,790	23,323
Selling expense	37,967	—		37,967	37,736
General & administrative expense	16,737	—		16,737	15,242
Asset rationalization	12,044	(12,044	)(c)	—	—
Severance expense	3,866	(3,866	)(d)	—	498

	93,404	(15,910)		77,494	76,799
Income (Loss) from operations	(15,934)	25,491		9,557	5,444

Joint venture results	(28)	—		(28)	(184)
Customer finance charges	(780)	—		(780)	(970)
Other income	(268)	—		(268)	(389)
Other expense	539	—		539	373

	(537)	—		(537)	(1,170)
Earnings (loss) before interest and taxes	(15,397)	25,491		10,094	6,614
Interest expense	2,657	—		2,657	3,567

Income (Loss) before taxes, extraordinary charge and cumulative effect of accounting change	(18,054)	25,491		7,437	3,047
Income taxes (benefit)	(6,788)	9,584		2,796	1,113

Income (Loss) before extraordinary charge and cumulative effect of accounting change	(11,266)	15,907		4,641	1,934
Extraordinary charge, net of taxes	2,853	(2,853	)(e)	—	—
Cumulative effect of accounting change	4,597	(4,597	)(f)	—	—

Net income (loss)	$(18,716)	$23,357		$4,641	$1,934

Basic earnings (loss) per share	$(1.33)	$1.87		$0.54	$0.23

Fully diluted EPS before extraordinary charge and cumulative effect of accounting change	$(1.33)	$1.86		$0.53	$0.23

Extraordinary charge, net of taxes	(0.34)	0.34		—	—
Cumulative effect of accounting change	(0.54)	0.54		—	—

Fully diluted earnings (loss) per share	$(2.21)	$2.74		$0.53	$0.23

(a)	Users of this information are advised to read the Securities Exchange Commission report “Pro Forma Financial Information: Tips for investors” available at www.sec.gov/investor/pubs/proforma12-4.htm.

(b)	The Company decided to markdown and liquidate its discontinued SKUs resulting in a $9.6 million pre-tax charge.

(c)	During the second quarter, the Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12 million pre-tax charge was recorded.

(d)	During the first quarter, the Company recorded a $2.0 million pre-tax charge relative to executive management changes. During the second quarter the Company recognized severance expenses of $1.8 million related to changes in senior and middle management

(e)	The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes, in the first quarter of 2002.

(f)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

Operating Results for the Three Months Ended June 30, 2002 Excluding One Time Charges

         Sales for the second quarter ended June 30, 2002 increased approximately 1.5% to $166.5 million compared with $164.1 million in 2001. Sales rose by approximately $2.4 million primarily due to improved unit volume. Average selling prices were down slightly from the same period of 2001 causing a $0.9 million reduction in sales. However from fourth quarter 2001 to second quarter 2002 average selling prices increased 1%. The sales increased for the Company’s Lawn Care segment by $4.2 million, while the Golf segment decreased $1.8 million for the second quarter ended June 30, 2002. The Lawn Care segment operated 227 LESCO Service Centers ® during the second quarter 2002 compared with 232 stores during 2001. The Golf segment operated 77 LESCO Stores-On-Wheels® during the first quarter 2002 compared with 78 at 2001. Sales of the Company’s combination products, control products, and equipment products rose in the second quarter 2002 over 2001, while sales of fertilizer and seed were down.

         Gross profit increased by $2.1 million, excluding the inventory markdown, in the second quarter 2002 as compared to 2001. Factors positively impacting gross profit dollars in 2002 were lower raw material costs of approximately $1.3 million, improved sales volume impact on gross profit of $1.0 million and lower manufacturing expense of $0.7 million. The lower raw material costs relate in large part to lower urea costs in 2002 than 2001. Partially offsetting the gross profit increase was lower average selling prices of $0.9 million for the quarter ended June 30, 2002. As a percent of sales, gross profit excluding the inventory markdown was 34.24%, for the quarter ended June 30, 2002 compared with 33.42% for 2001.

         Delivery and warehouse expenses decreased to $12.8 million in the second quarter 2002 from $13.8 million in 2001. Delivery and warehouse costs declined to 7.7% of sales in second quarter 2002 compared to 8.5% of sales in 2001. Selling expense was 11.8% of sales in the second quarter 2002 compared to 12.1% in the second quarter 2001. Total selling expense decreased by $191,000 in 2002, primarily due to tighter controls on store operating expenses. General and administrative costs increased in 2002 over 2001 by $395,000 primarily due to a $693,000 increase in payroll related expenses, including performance incentives, a $218,000 increase in health care costs, and $175,000 in increased deferred financing fees related to the revolving credit facility. These increases were partially offset by cost reductions in consulting and outside labor of $578,000 and travel costs reductions of $63,000.

         Interest expense decreased $336,000 for the second quarter 2002 compared to the second quarter 2001. The effective interest rate for the second quarter 2002 was 4.74% compared to 4.97% for the second quarter 2001. The average borrowing levels were lower by $16.4 million for the second quarter ended June 30, 2002 compared to second quarter 2001.

         Other expense consists primarily of losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Customer finance charges totaled $394,000 in the second quarter 2002 and $451,000 in the second quarter 2001.

         As a result of the foregoing the Company’s net income excluding the inventory markdown, asset rationalization and severance charges was $9.6 million, or $1.10 per share, in the quarter ended June 30, 2002 compared with net income of $7.5 million or $0.89 per share in the second quarter of 2001.

Operating Results for the Six Months Ended June 30, 2002 Excluding One Time Charges, Extraordinary Charge and Cumulative Effect of Accounting Change

         Sales for the first six months ended June 30, 2002 increased approximately 2.0% to $259.9 million compared with $254.8 million in 2001. Sales rose by approximately $5.1 million primarily due to improved unit volume of $6.2 million offset by a $1.1 million reduction due to a 0.4% price decrease in average selling prices. The sales increases for the Company’s Lawn Care segment were $6.6 million, while the Golf segment decreased $1.5 million, respectively. Sales of the Company’s combination products, control products and seed products rose in the second quarter 2002 over 2001, while sales of fertilizer and equipment were down.

         Gross profit excluding inventory markdown increased by $4.9 million, for the six months ended June 30, 2002 as compared to 2001. Factors positively impacting gross profit dollars in 2002 were lower raw material costs of approximately $3.5 million, improved sales volume impact on gross profit of $2.0 million and lower manufacturing expense of $0.5 million. The lower raw material costs relate in large part to lower urea costs in 2002 than 2001. The Company has entered into a fixed cost supply agreement for urea through the remainder of 2002. Partially offsetting the gross profit increase was lower average selling prices of $1.1 million for the six months ended June 30, 2002. As a percent of sales, gross profit was 33.48% for the first six months ended June 30, 2002 compared with 32.24% for 2001.

         For the six months ended June 30, 2002, delivery and warehouse expenses decreased by $0.6 million to $22.7 million in 2002 compared to $23.3 million in 2001. As a percent of sales, delivery and warehouse expense was 8.8% for the six months ended June 30, 2002 versus 9.2% for 2001. For the six months ended June 30, 2002, selling expenses increased by $231,000, a 0.6% increase, to $37.9 million in 2002 compared to $37.7 million in 2001. Selling expense was 14.6% of sales in the six months ended June 30, 2002 compared to 14.8% in the six months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses increased by $1.5 million to $16.7 million in 2002 compared to $15.2 million in 2001. The increase was due to a $1.1 million increase in health care costs, a $900,000 increase in payroll related expenses, including performance incentives and an increase in deferred financing fees of $235,000 related to the revolving credit facility. These increases were partially offset by cost reductions in consulting and outside labor of $432,000 and travel cost reductions of $118,000.

         Interest expense for the first six months ended June 30, 2002 was $0.9 million less than 2001. Effective interest rates were 6.21% for the first six months ended June 30, 2002 compared to 7.02% in the prior period. For the first six months ended June 30, 2002 average borrowing levels were down $14.5 million compared to the first six months 2001.

         Customer finance charges were $780,000  for the first six months 2002 compared to $970,000  for the first six months 2001. The decrease in customer finance charges for first six months is attributable to more timely accounts receivable collection efforts.

         The Company’s net income excluding the inventory markdown, asset rationalization charges, severance charges, extraordinary item and cumulative effect in accounting change was $4.6 million or $0.53 per share in the six months June 30, 2002 compared with net income of $1.9 million, or $0.23 per share in the six months ended June 30, 2001.

Lawn Care Segment

         Net sales for the Lawn Care segment were $120.7 million for the second quarter 2002 compared to $116.2 million in the second quarter 2001. The increase for the second quarter was due primarily to an increase in service center sales, where same store sales increased 5.2% compared to the second quarter 2001. National account sales decreased by 2.7% for the second quarter 2002 compared to the second quarter 2001. Operating profit was $14.2 million for the second quarter 2002 compared to $13.6 million in the second quarter 2001. The increase in operating profit was due primarily to the volume increases from the second quarter 2001.

         Net sales for the Lawn Care segment were $191.3 million for the first six months 2002 compared to $184.9 million in the first six months 2001. The increase for the first six months was due primarily to an increase in service center sales, where same store sales increased 5.9% compared to the first six months 2001. National account sales decreased by 7.0% for the first six months 2002 compared to the first six months 2001. Operating profit was $18.2 million for the first six months 2002 compared to $15.1 million in the first six months 2001. The increase in operating profit was due primarily to the volume increases from the first six months 2001.

Golf Segment

         Net sales for the Golf segment were $45.7 million for the second quarter 2002 compared to $47.8 million in the second quarter 2001. The sales decrease for the second quarter was primarily due to a volume decrease. Operating profit was $10.1 million for the second quarter 2002 compared to $7.4 million in the second quarter 2001. The increase in operating profit for the second quarter is primarily a result of lower expenses.

         Net sales for the Golf segment were $68.5 million for the first six months 2002 compared to $69.9 million in the first six months 2001. The sales decrease for the first six months was primarily due to a volume decrease. Operating profit was $8.1 million for the first months 2002 compared to $6.0 million in the first six months 2001. The increase in operating profit for the first six months is primarily a result of lower expenses.

Corporate Segment

         The Corporate segment includes the supply chain and corporate support functions of the Company. This segment includes the manufacturing, warehouse and distribution functions for the Company, the direct costs of which are fully allocated to the Lawn Care and Golf segments. Indirect costs of these functions as well as the Company's costs of administration, finance, information services, legal and human resources are included in the Corporate segment. Included in the Corporate segment for three months ended June 30, 2002 are one time charges for inventory markdown, asset rationalization and severance totaling $9.6 million, $12.0 million and $1.8 million, respectively. Results for the six months ended June 30, 2002 include one time charges for inventory markdown, asset rationalization and severance totaling $9.6 million, $12.0 million and $3.9 million respectively.

Liquidity and Capital Resources

         On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a $122.3 million senior secured credit facility. The new facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth of $77.9 million. The new facility is secured by substantially all of the Company’s assets. The Company had $57.4 million available to borrow, under its credit agreement as of June 30, 2002.

         On July 26, 2002, the Company amended its senior secured credit facility. The amendment addressed the impact of the one-time charges for inventory markdown, asset rationalization and severance expense on the agreement’s covenants. The amended minimum net worth covenant was decreased to $70.0 million. As of June 30, 2002, the Company is in compliance with all of the various restrictive covenants included in its credit facility, as amended.

         Total outstanding debt was $65.4 million as of June 30, 2002 compared to $51.1 million as of June 30, 2001 and $51.1 million as of December 31, 2001. Additionally, at June 30, 2001 and at December 31, 2001 there was $35 million and $31.2 million respectively outstanding from asset securitization of trade accounts receivable. On January 14, 2002, the asset securitization of trade accounts receivable was terminated under the new financing agreement.

         The Company’s invested capital (total assets less non-debt related liabilities) as of June 30, 2002 was $141.9 million compared to $185.5 million as of June 30, 2001 and $176.3 million as of December 31, 2001. The following is a schedule of invested capital and the effect of the one-time charges, the extraordinary item and cumulative effect of accounting change on invested capital.

LESCO, INC

	June 30	June 30	December 31
	2002	2001	2001
(In thousands)
Assets Accounts receivable — net	$84.8	$53.8	$37.5
Add back of sale of accounts receivable (See Note G)		35.0	31.2
Inventory	101.8	114.1	92.9
Net property, plant and equipment	35.5	47.2	49.2
Remaining other assets	24.4	20.2	25.0

Total Assets	$246.5	$270.3	$235.8

Less: Non-debt related liabilities

Accounts payable	(85.9)	(72.1)	(46.8)

Other current liabilities	(17.4)	(9.6)	(9.2)

Deferred income taxes	(1.3)	(3.1)	(3.5)

Invested Capital	$141.9	$185.5	$176.3

Effect of one-time charges, extraordinary

item and cumulative effect of accounting change

Inventory markdown	9.6

Asset rationalization:

Asset impairment	11.0

Asset held for sale	(1.8)

Severance, lease and other exit cost accruals	5.8

Write-off of goodwill (cumulative effect of accounting change)	7.3

Write-off of deferred financing (extraordinary item)	4.5

Effect on income taxes	(13.7)

Total effect	22.7

Adjusted Invested Capital	$164.6	$185.5	$176.3

Return on invested capital:
Earnings before interest and taxes (EBIT), excluding one time charges (See Notes E and F)	$10.1	$6.6	$1.2
Less: taxes on EBIT, excluding one time charges	$3.8	$2.5	$0.5

Net operating profit after taxes	$6.3	$4.1	$0.7

Invested capital at period end	$141.9	$185.5	$176.3

Return on Invested Capital	4.4%	2.2%	0.4%

         Invested Capital after the effect of one-time charges, extraordinary item and cumulative effect of accounting change (“Adjusted Invested Capital”) at June 30, 2002 was $164.6 compared to $185.6 million at June 30, 2001 and $176.3 million at December 31, 2001. The decrease in Adjusted Invested Capital of $20.9 million from June 30, 2001 is due primarily to lower levels of un-leveraged inventory (inventory less accounts payable) of $16.5 million and accounts receivable of $4.1 million. The decrease in Adjusted Invested Capital of $11.7 million from December 31, 2001 is due primarily to lower levels of un-leveraged inventory of $20.9 million and fixed and other assets of $5.9 million partially offset by higher seasonal accounts receivable of $16.0 million. The lower levels of un-leveraged inventory are due primarily to better inventory and payables management.

         Return on invested capital, excluding one time charges, increased to 4.4% for the six months ended June 30, 2002 compared with 2.2% for the same period in 2001. For the full year ended December 31, 2001, return on invested capital was 0.4%. The return on invested capital improvement relates to higher earnings before interest and taxes in 2002 and lower invested capital. The lower invested capital was due to the reasons stated in the preceding paragraph and the one time charges.

         Capital expenditures for the first six months of 2002 totaled $614,000. These expenditures consisted of improvements to the Company’s information systems, remodeling of 47 of the 77 for the Company’s Stores-On-Wheels, and improvements to manufacturing facilities.

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

These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual future performance may differ materially from that anticipated in forward-looking statements. Risk factors that would cause or contribute to such differences include, but are not limited to:

•	regional weather conditions which have an impact on both timing and volume of sales;

•	the Company’s successful execution of its operating plans;

•	the Company’s ability to integrate business acquisitions successfully;

•	the Company’s strategic reviews of its invested capital, could result in the disposition or closing of locations or product lines;

•	general economic and business conditions;

•	changes in market demographics;

•	changes in the regulation of the Company’s products, including applicable environmental regulations; and

•	the Company’s ability to effectively manufacture, market and distribute new products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

PART II — OTHER INFORMATION

         Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 — Exhibits and Reports on Form 8-K

(a)		Exhibits: 10(y)(3)[13] Third Amendment to Revolving Credit, Term Loan and Security Agreement

(b)	99 (1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	99 (2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)		Reports on Form 8-K: There were no reports on Form 8-K filed during this period.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

August 9, 2002	By	/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice-President and Chief Financial Officer