Form 10-Q
period 2002-09-30
LESCO INC/OH
filed 2002-11-15
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission File Number 0-13147

LESCO, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0904517
State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

15885 Sprague Road
Strongsville, Ohio	44136
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practical date.

Class	Outstanding at November 12, 2002
Common shares, without par value	8,545,786 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands, except per share data)	2002	2001	2002	2001

Net sales	$144,009	$144,084	$403,981	$398,941
Cost of sales	95,362	102,521	268,283	275,135
Cost of sales inventory markdown — Note F	—	—	9,581	—

Gross profit on sales	48,647	41,563	126,117	123,806
Warehouse & delivery expense	11,798	11,924	34,589	35,247
Selling expense	19,402	18,386	57,369	56,123
General & administrative expense	8,787	9,742	25,525	24,985
Asset rationalization — Note E	—	—	12,044	—
Severance expense — Note E	—	139	3,866	636

	39,987	40,191	133,393	116,991
Income (loss) from operations	8,660	1,372	(7,276)	6,815

Joint venture results	20	(148)	48	36
Customer finance charges	494	738	1,274	1,692
Gain on sale of fixed assets	185	—	185	—
Other income	170	131	439	537
Other expense	(244)	(99)	(782)	(472)

	625	622	1,164	1,793

Earnings (loss) before interest and taxes	9,285	1,994	(6,112)	8,608
Interest expense	1,122	1,493	3,779	5,061

Income (loss) before taxes, extraordinary charge and cumulative effect of accounting change	8,163	501	(9,891)	3,547
Income taxes provision (benefit)	3,069	164	(3,719)	1,277

Income (loss) before extraordinary charge and cumulative effect of accounting change	5,094	337	(6,172)	2,270
Extraordinary charge, net of taxes of $1,697 - Note G	—	—	2,853	—
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735- Note I	—	—	4,597	—

Net income (loss)	$5,094	$337	$(13,622)	$2,270

Basic earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$0.59	$0.04	$(0.73)	$0.27
Diluted earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$0.58	$0.04	$(0.73)	$0.26
Extraordinary charge, net of taxes	—	—	(0.34)	—
Cumulative effect of accounting change, net of taxes	—	—	(0.54)	—

Basic earnings (loss) per share:	$0.59	$0.04	$(1.61)	$0.27

Diluted earnings (loss) per share:	$0.58	$0.04	$(1.61)	$0.26

Cash dividends per share:	$—	$0.075	$—	$0.075

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	September 30	December 31
(In thousands, except share data)	2002	2001	2001

	(unaudited)		(audited)

ASSETS
CURRENT ASSETS:
Cash	$5,782	$4,521	$5,035
Accounts receivable — net of allowance of $5,058, $4,640 and $4,370, respectively	80,402	51,503	37,571
Inventories
Raw materials	8,417	9,173	10,197
Finished goods	88,984	100,931	82,799

Total inventories	97,401	110,104	92,996
Deferred income taxes	3,830	2,232	1,753
Prepaid expenses and other assets	4,173	2,175	6,333

TOTAL CURRENT ASSETS	191,588	170,535	143,688
Property, plant and equipment	79,663	94,632	96,936
Less allowance for depreciation and amortization	(45,204)	(45,932)	(47,676)

Net property, plant and equipment	34,459	48,700	49,260
Asset held for sale	1,764	653	653
Other assets	2,959	9,823	10,995
Deferred income taxes	1,699	—	—

TOTAL ASSETS	$232,469	$229,711	$204,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,320	$67,045	$46,847
Other current liabilities	13,145	9,305	9,181
Restructuring reserve	4,948	—	—
Current portion of debt	1,140	50,974	970

TOTAL CURRENT LIABILITIES	87,553	127,324	56,998
Long-term debt	64,102	161	50,141
Deferred income taxes	—	3,176	3,541
SHAREHOLDERS’ EQUITY:
Preferred shares— without par value— 500,000 shares authorized; 1,523 share issued and outstanding in 2002, liquidation value $1,000 per share	1,523	—	—
Common shares—without par value— 19,500,000 shares authorized; 8,637,563 shares issued and 8,545,786 outstanding at September 30, 2002, 8,560,120 at September 30, 2001, and December 31, 2001	863	863	863
Paid-in capital	34,901	34,780	34,800
Retained earnings	46,586	65,362	60,208
Accumulated other comprehensive income (loss)	(1,105)	—	—
Less treasury shares, 91,777 at September 30, 2002, 68,443 at September 30, 2001, and December 31, 2001	(1,623)	(1,263)	(1,263)
Unearned compensation	(331)	(692)	(692)

TOTAL SHAREHOLDERS’ EQUITY	80,814	99,050	93,916

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$232,469	$229,711	$204,596

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30

(In thousands)	2002	2001

	(unaudited)
OPERATING ACTIVITIES:
Net income (loss) before extraordinary charge and cumulative	$(6,172)	$2,270
effect of accounting change
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,284	7,151
Asset rationalization	12,044	—
Inventory markdown	9,581	—
Deferred income taxes	(3,875)	—
Decrease (increase) in accounts receivable	(13,470)	(11,394)
Provision for uncollectible accounts receivable	1,839	1,420
Increase in inventories	(13,986)	(10,060)
Increase in accounts payable	21,473	33,741
Increase in other current items	8,127	1,289
Other assets/liabilities	(1,835)	(1,195)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,010	23,222
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,296)	(7,144)

NET CASH USED IN INVESTING ACTIVITIES	(1,296)	(7,144)
FINANCING ACTIVITIES:
Sale (purchase) of accounts receivable	(31,200)	37,000
Proceeds from borrowings	477,023	151,400
Reduction of borrowings	(462,890)	(200,072)
Deferred financing fees	(2,000)	—
Cash dividends	—	(639)
Exercised stock options, net of treasury shares	100	(95)

NET CASH USED BY FINANCING ACTIVITIES	(18,967)	(12,406)

Net change in cash	747	3,672
Cash — Beginning of the period	5,035	849

CASH — END OF THE PERIOD	$5,782	$4,521

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K and the Company’s unaudited financial statements and footnotes for the quarters ended March 31, 2002 and June 30, 2002 included in the Company’s quarterly reports on Form 10-Q.

     Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Certain costs have been reclassified in the prior period to conform with current year presentation.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands, except per share data)	2002	2001	2002	2001

Numerator:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$5,094	$337	$(6,172)	$2,270
Preferred stock dividends	(26)	—	(78)	—

Income (loss) available to common shareholders	5,068	337	(6,250)	2,270
Extraordinary charge, net of taxes	—	—	(2,853)	—
Cumulative effect of accounting change, net of taxes	—	—	(4,597)	—

Net income (loss) available to common shareholders	$5,068	$337	$(13,700)	$2,270

Denominator:
Basic earnings per share- weighted average shares	8,523,914	8,507,651	8,518,414	8,490,603
Effect of dilutive securities:
Employee stock options	220,920	53,195	173,218	65,964
Restricted shares	—	10,895	—	16,343

Diluted potential common shares	220,920	64,090	173,218	82,307
Diluted earnings per share adjusted weighted average shares and assumed conversions	8,744,834	8,571,741	8,691,632	8,572,910

Basic earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$0.59	$0.04	$(0.73)	$0.27
Diluted earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$0.58	$0.04	$(0.73)	$0.26
Extraordinary charge, net of taxes	—	—	(0.34)	—
Cumulative effect of accounting change, net of taxes	—	—	(0.54)	—

Basic earnings (loss) per share:	$0.59	$0.04	$(1.61)	$0.27

Diluted earnings (loss) per share:	$0.58	$0.04	$(1.61)	$0.26

NOTE C — Sales Channel Information

     During the third quarter the Company completed its senior management restructuring and sales force reorganization. These initiatives have been ongoing since the April 2002 appointment of the new President and Chief Executive Officer. As a result of the restructuring and reorganization the Company’s internal reporting structure has been realigned to a single operating segment. The President and Chief Executive Officer is the Company’s chief operating decision maker and as such makes decisions on resource allocation and reviews the profit and loss of the single segment. While the Company will be reporting under a single segment, sales information for the current and prior periods will be presented for the Company’s three sales channels and five product lines. The sales channels are defined by the type of customer and product lines are based on products.

     The Lawn Care sales channel (Lawn Care) operates 227 LESCO Service Centers® and includes 62 lawn care sales representatives, who market products on a localized basis. The primary products sold by Lawn Care are turf care products, including turf and pest control products, fertilizer, grass seed and related equipment. The Lawn Care market and sell products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations.

     The Golf sales channel (Golf) markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 77 LESCO Stores-on-Wheels® and through 40 golf sales representatives strategically located in various markets. The primary products sold by Golf are turf care products, including turf and pest control products, fertilizer, grass seed and hand held equipment. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. In addition, this sales channel markets its products internationally, principally through foreign distributors.

     The National Accounts sales channel (National Accounts) markets and sells products to large national accounts and regional lawn care customers through a separate group of sales representatives. National Accounts has 13 sales representatives strategically located in various markets. This sales channel also distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country, in addition to selling a consumer line of lawncare products to nationwide retail stores under several brand names, including LESCO, Scenic Green, Aim Lawn & Garden Products and Professional Turf Products.

     Sales results by sales channel and product lines are as follows (in thousands):

LESCO, INC.
Sales Channels

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands)	2002	2001	2002	2001

Lawn care	$76,983	74,338	$224,388	$213,483
Golf	48,040	47,081	116,698	117,541
National accounts	19,464	23,118	64,878	69,738
Sales credits and rebates	(478)	(453)	(1,983)	(1,821)

Net sales	$144,009	$144,084	$403,981	$398,941

Product Lines

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands)	2002	2001	2002	2001

Fertilizer & combination	$44,661	46,212	$157,667	$156,901
Control	48,379	47,280	121,631	116,535
Equipment, parts & service	16,170	14,190	49,723	47,759
Turfgrass seed	25,854	26,941	48,753	49,107
Other	9,423	9,914	28,190	30,460
Sales credits and rebates	(478)	(453)	(1,983)	(1,821)

Net sales	$144,009	$144,084	$403,981	$398,941

NOTE D — Other Assets

Other assets consist of the following:

	September 30	September 30	December 31
(In thousands)	2002	2001	2001

Goodwill – net (see Note I)	$—	$7,478	$7,332
Patents and trademarks – net (see Note E)	—	1,548	1,740
Deferred financing	2,506	535	1,472
Deposits and other	453	262	451

Total other assets	$2,959	$9,823	$10,995

     Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the finance agreement. (see Note G). Deposits and other primarily includes deposits on properties the Company rents.

NOTE E — Asset Rationalization and Severance Expense

     During the second quarter of 2002, the Company completed an asset analysis and finalized plans to rationalize under-performing assets. The plan includes ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The Company recorded a pretax charge totaling $13.8 million in the second quarter of 2002, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.0 million and Severance Expense of $1.8 million. In addition, during the first quarter the Company had recorded severance expenses of $2.1 million related to changes in executive management and other employee terminations. Major components of the charge for the asset rationalization and severance expense and the related remaining reserves and accruals as of September 30, 2002 are as follows:

( In thousands):

	Asset		Other	Asset
	Impairment	Lease	Exit	Rationalization	Severance
	Charges	Costs	Costs	Subtotal	Expense	Total

2002 First Quarter	$—	$—	$—	$—	$2,075	$2,075
2002 Second Quarter	9,214	1,149	1,681	12,044	1,791	13,835
2002 Third Quarter	—	—	—	—	—	—

	9,214	1,149	1,681	12,044	3,866	15,910
Amounts utilized in 2002	(9,214)	—	—	(9,214)	—	(9,214)
Cash paid in 2002	—	(23)	(440)	(463)	(1,286)	(1,749)

Remaining reserve at September 30, 2002	$—	$1,127	$1,241	$2,368	$2,580	$4,948

     The asset impairment charges of $9.2 million relate to the asset write-down of the Disputanta and Stockton facilities to net realizable value and the write-off of patents and trademarks related to products previously manufactured at the Disputanta facility. The net realizable value of $1.8 million for these facilities is included in Assets Held for Sale. The Company is accounting for the planned sales of the facilities in accordance with the guidelines of SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which was adopted as of January 1, 2002.

     The lease cost of $1.1 million includes the aggregate straight-line lease expense for the Disputanta, Stockton and other facilities. The other exit costs of $1.7 million relate to costs to maintain the facilities until they are sold and other exit costs. As of September 30, 2002, $1.3 million of the total severance benefits accrued have been paid, leaving a remaining balance to be paid of $2.5 million.

NOTE F — Inventory Markdown

     Effective July 1, 2002, the Company implemented an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKU”) into one of five categories: active, watch, phase out, discontinued and purge. SKUs identified as discontinued are progressively marked-down over specified periods until the values are marked down to zero. At that point the SKUs will be purged and the applicable product destroyed. This progressive markdown policy replaced the Company’s prior obsolescence policy, which maintained a reserve for slow moving parts, discontinued inventory and products with limited shelf lives.

     In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a $9.6 million one-time charge, net of the obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected liquidation value. The charge is included as cost of sales inventory markdown on the Consolidated Statements of Operations. Since July, 2002, no additional SKU’s have been discontinued.

NOTE G — Debt

     On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a $122.3 million senior secured credit facility (Debt Facility). The new Debt Facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the revolving portion of the new Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets.

     On July 26, 2002, the Company amended its Debt Facility. The amendment addressed the impact of the one-time charges for inventory markdown, asset rationalization and severance expense on the facilities covenants. As of September 30, 2002, the Company is in compliance with all of the restrictive covenants in its Debt Facility, as amended.

     The Company recorded an extraordinary charge related to the early termination on debt of approximately $2.9 million net of tax in the first quarter of 2002.

NOTE H — Derivatives and Comprehensive Income / Loss

     The Company utilizes interest rate swap to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The Company will only enter into agreements with major financial institutions that are considered to be market makers.

     In conjunction with the signing of its Debt Facility on January 14, 2002, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates), plus applicable borrowing margin of 2.75% to 3.00%, payments to 4.2% fixed-rate, plus applicable borrowing margin, payments. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $1.8 million fair market value of the swap agreement as a liability on the balance sheet at September 30, 2002. Since the swap is completely effective, changes in the fair market value are recorded in accumulated other comprehensive income under Shareholders Equity, net of tax. The Company’s comprehensive losses for the three and nine months ended September 30, 2002 and September 30, 2001 was as follows:

	For the three months ended		For the nine months ended

(In thousands)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss)	$5,094	$337	$(13,622)	$2,270

Other comprehensive loss	(710)	—	(1,105)	—

Total comprehensive income (loss)	$4,384	$337	$(14,727)	$2,270

NOTE I — Goodwill and Other Intangible Assets

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). As reported in the Company’s 10-K, the results of Step 1- goodwill impairment tests indicated that a potential impairment existed. The Company then completed, Step 2 – measurement of the impairment loss, by evaluating the fair value of goodwill through appraisals and discounted cash flow models. Step 2 results indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of FAS 142 the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     The following table reflects consolidated results adjusted as if the adoption of SFAS 142 occurred as of the beginning of the nine month period ended January 1, 2001.

	Nine months ended

(In thousands, except per share date)	September 30, 2002	September 30, 2001

Income (loss) before extraordinary charge and cumulative effect of accounting change:	$(6,172)	$2,270
As reported Goodwill amortization ($164 tax effect)	—	273

As adjusted	$(6,172)	$2,543

Basic income (loss) per share as reported	$(0.73)	$0.27
Goodwill amortization ($0.02 tax effect)	—	0.03

As adjusted	$(0.73)	$0.30

Diluted income (loss) per share as reported	$(0.73)	$0.26
Goodwill amortization ($0.02 tax effect)	—	0.03

As adjusted	$(0.73)	$0.29

Net income (loss)	$(13,622)	$2,270
Goodwill amortization ($164 tax effect)	—	273

As adjusted	$(13,622)	$2,543

Basic income (loss) per share as reported	$(1.61)	$0.27
Goodwill amortization ($0.02 tax effect)	—	0.03

As adjusted	$(1.61)	$0.30

Diluted income (loss) per share as reported	$(1.61)	$0.26
Goodwill amortization ($0.02 tax effect)	—	0.03

As adjusted	$(1.61)	$0.29

Information regarding the Company’s intangible assets subject to amortization is as follows (also see Note E):

		2002			2001

(In thousands)	Patents	Trademarks	Total	Patents	Trademarks	Total

Beginning of year balance	$1,551	$188	$1,739	$1,187	$95	$1,282
Amortization expense	(62)	(6)	(68)	(66)	(2)	(68)
Additions/Disposals*	(1,489)	(182)	(1,671)	306	28	334

End of period balance	$0	$0	$0	$1,427	$121	$1,548
(*See NOTE E)

NOTE J — Impact of Recently Issued Accounting Standards

     In September 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement will be effective for the Company in 2003. SFAS 143 requires entities to identify and record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. The Company has not identified any asset retirement obligations, and thus believes there will be no impact of adoption on its consolidated financial position or results of operations.

     As of January 1, 2002, the Company has adopted FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, yet it retains many of the provisions of SFAS 121. This statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note E for more information on the impact of the adoption.

     As of May 15, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. The Company is required to adopt this statement for fiscal year beginning January 1, 2003. The Company will not early adopt this statement, however, the Company that believes the adoption will not impact its net income. At the time of adoption in the first quarter 2003, the Company will be required to reclassify the extraordinary charge of $4.5 million related to the early extinguishment of debt to continuing operations.

     In September 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. This Statement is effective for the Company in 2003. The Company will not early adopt SFAS No. 146. The Company believes the adoption will not impact its consolidated financial position or results of operations.

     On October 1, 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement is effective for the Company in 2003. The Company will not early adopt this statement, however the Company believes the adoption will not impact its consolidated financial position or results of operations.

NOTE K — Investment in Commercial Turf Products, LTD.

     The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP), that is accounted for under the equity method of accounting. CTP’s net sales for the nine months ended September 30, 2002 were $36.3 million. CTP’s gross profit and net income for the nine months ended September 30, 2002 were $2.5 million and $96,000, respectively. Under the equity method of accounting, the Company has recorded its portion of net income of $48,000.

NOTE L — Subsequent Events

a. Martins Ferry Labor Dispute
     The Company’s collective bargaining agreement with workers at its Martins Ferry, Ohio facility expired on September 30, 2002. Unsuccessful negotiations resulted in a lockout effective October 11, 2002. The Martins Ferry facility has continued to operate without the union workforce. To date the lockout has not had a significant adverse impact on its financial position or results of operations. On November 14, 2002, a new three year collective bargaining agreement was ratified by the union workforce.

b. Sale of Novex Facility
     On October 24, 2002, the Company entered into a definitive agreement to sell its Disputanta, Virginia facility. The sale includes inventory, fixed assets at the facility and patents rights related to products produced at the facility. The Company received $250,000 in cash at closing and a $1,850,000 four-year term note, secured by the fixed assets at the facility. The agreement includes a five-year supply agreement, in which the Company guarantees minimum purchase quantities at prices that approximate the current cost of production plus raw materials.

LESCO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Included in the Company’s results of operations for the nine months ended September 30, 2002 are one time charges for the inventory markdown of $9.6 million, asset rationalization of $12.0 million and severance expense of $3.9 million.

     The Company implemented an inventory life cycle program which requires the identification of all Stock Keeping Unit (“SKU”) into one of five categories: active, watch, phase out, discontinued and purge. SKUs identified as discontinued will be progressively marked-down over specified periods until the values are marked down to zero. At that point the SKUs will be purged and the applicable products destroyed. This progressive markdown policy has replaced the Company’s prior obsolescence policy, which maintained a reserve for slow moving parts, discontinued inventory and products with limited shelf lives.

     In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a $9.6 million one-time charge, net of its obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected liquidation value. The charge is included as cost of sales inventory markdown on the Consolidated Statements of Operations. The Company will track the future sales and margins of these discounted SKUs to determine if the markdown amount was adequate and will adjust the amount of the one-time charge, as appropriate.

     During the first nine months of 2002, the Company completed an asset analysis and finalized plans to rationalize its under-performing assets. The plan includes ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The Company recorded a pretax charge totaling $13.8 million in the second quarter of 2002, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.0 million and Severance Expense of $1.8 million. In addition, during the first quarter the Company had recognized severance expenses of $2.1 million related to changes in executive management and other employee terminations. Major components of the charge for the asset rationalization and severance charges and the related reserves and accruals as of September 30, 2002 are included in Note E to the Consolidated Financial Statements.

     During the third quarter the Company finalized the sale of its former corporate offices. The sale resulted in a gain of $185,000.

     As a result of the implementation of SFAS No. 142 the Company recorded a $4.6 million, net of taxes of $2.7 million, as a cumulative effect of accounting change in the quarter ended March 31, 2002. Refer to Note I in the notes to consolidated financial statements for the explanation of the goodwill charge.

     The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes of $1.7 million, in the first quarter of 2002. Refer to Note G in the notes to Consolidated Financial Statements.

     The following schedules adjust the Company’s reported results of operation, for the three months and nine months ended September 30, 2002, for these one-time charges and gain. These adjustments follow the guidelines established by Financial Executives International (FEI) and the National Investor Relations Institute (NIRI) for consistency and analysis in presenting financial results. This disclosure is provided to supplement the Company’s Generally Accepted Accounting Principles (GAAP) results and to clarify the results for the period being reported.

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

	Three Months Ended September 30, 2002

	Reported			Results	Three Months
	(GAAP)	One Time		Excluding	Ended
(In thousands, except per share data)	Results	Gain		Gain (a)	September 30, 2001

Net sales	$144,009	$—		$144,009	$144,084
Cost of Sales	95,362	—		95,362	102,521
Cost of sales inventory markdown	—	—		—	—

Gross profit on sales	48,647	—		48,647	41,563
Warehouse & delivery expense	11,798	—		11,798	11,924
Selling expense	19,402	—		19,402	18,386
General & administrative expense	8,787	—		8,787	9,742
Asset rationalization	—	—		—	—
Severance expense	—	—		—	139

	39,987	—		39,987	40,191
Income (loss) from operations	8,660	—		8,660	1,372
Joint venture results	20	—		20	(148)
Customer finance charges	494	—		494	738
Gain on sale of fixed assets	185	(185	)(b)	—
Other income	170	—		170	131
Other expense	(244)	—		(244)	(99)

	625	(185)		440	622
Earnings (loss) before interest and taxes	9,285	(185)		9,100	1,994
Interest expense	1,122	—		1,122	1,493

Income (loss) before taxes	8,163	(185)		7,978	501
Income taxes (benefit)	3,069	(69)		3,000	164

Net income (loss)	$5,094	$(116)		$4,978	$337

Basic earnings (loss) per share	$0.59	$(0.01)		$0.58	$0.04

Fully diluted earnings (loss) per share	$0.58	$(0.01)		$0.57	$0.04

(a)	Users of this information are advised to read the Securities and Exchange Commission report “Pro Forma Financial Information: Tips for investors” available at www.sec.gov/investor/pubs/proforma12-4.htm.

(b)	Gain on sale of former corporate offices.

Operating Results for the Three Months Ended September 30, 2002, Excluding One Time Gain

     Sales for the third quarter ended September 30, 2002 remained relatively flat at $144.0 million compared with $144.1 million in 2001. Average selling prices were down slightly from the same period of 2001 causing a $0.6 million reduction in sales. Unit volume was slightly higher for 2002 causing a favorable impact of $0.5 million. Sales increased for the Company’s Lawn Care sales channel by $2.7 million and the Golf sales channel by $959,000 for the third quarter ended September 30, 2002. These increases in sales were offset by a $3.7 million decrease in National Accounts sales. The Lawn Care sales channel operated 227 LESCO Service Centers ® during the third quarter 2002 compared with 232 stores during 2001. The Golf sales channel operated 77 LESCO Stores-On-Wheels® during the first quarter 2002 compared with 78 in 2001. Sales of the Company’s combination products, control products, and equipment products rose in the third quarter 2002 over 2001, while sales of fertilizer, seed and other products declined.

     Gross profit increased by $7.1 million, in the third quarter of 2002 as compared to 2001. Factors positively impacting gross profit dollars in 2002 were a reduction of inventory shrinkage of $4.7 million, lower manufacturing expense of $1.5 million and better sourcing decisions and favorable raw material pricing totaling approximately $1.4 million. Partially offsetting the gross profit increase were lower average selling prices of $0.5 million for the quarter ended September 30, 2002. As a percent of sales, gross profit was 33.8% for the quarter ended September 30, 2002, compared with 28.8% for 2001.

     Delivery and warehouse expenses decreased to $11.8 million in the third quarter 2002 from $11.9 million in 2001. Delivery and warehouse costs declined to 8.2% of sales in third quarter 2002 compared to 8.3% of sales in 2001. Selling expense was 13.5% of sales in the third quarter 2002 compared to 12.8% in the third quarter 2001. Total selling expense increased by $1.0 million in 2002, primarily due to recruiting of and the increase in the number of lawn care sales representatives. General and administrative costs decreased in 2002 over 2001 by $955,000 due to cost reduction efforts, including decreases in consulting and outside labor of $175,000, and travel and other cost reductions of $77,000. In addition, the Company recorded certain benefit provisions of $633,000 in 2001, that were not repeated in 2002. These decreases were partially offset by $164,000 in increased deferred financing fees related to the Debt Facility.

     Interest expense decreased $371,000 for the third quarter 2002 compared to the third quarter 2001. The effective interest rate for the third quarter 2002 was 7.13% compared to 6.83% for the third quarter 2001. The average borrowing levels were lower by $20.9 million for the third quarter ended September 30, 2002 compared to third quarter 2001.

     Other expense consists primarily of losses on the sale of fixed assets, service charge expense, royalty expense and other miscellaneous expenses. Customer finance charges totaled $494,000 in the third quarter 2002 and $738,000 in the third quarter 2001. The decrease in customer finance charges for the third quarter is attributable to a lower accounts receivable balance of $8.1 million adjusted for asset securitization and a decrease in aged receivables over ninety days of $3.7 million due to more timely accounts receivable collection efforts.

     The Company’s net income excluding the gain on the sale of the former corporate offices, was $5.0 million or $.57 per share in the quarter ended September 30, 2002 compared with net income of $0.3 million or $.04 per share in the quarter ended September 30, 2001.

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

	Nine Months Ended September 30, 2002

	Reported			Results	Nine Months
	(GAAP)	One Time		Excluding	Ended
(In thousands, except per share data)	Results	Charges		Charges (a)	September 30, 2001

Net sales	$403,981	$—		$403,981	$398,941
Cost of Sales	268,283	—		268,283	275,135
Cost of sales inventory markdown	9,581	(9,581	)(b)	—	—

Gross profit on sales	126,117	(9,581)		135,698	123,806
Warehouse & delivery expense	34,589	—		34,589	35,247
Selling expense	57,369	—		57,369	56,123
General & administrative expense	25,525	—		25,525	24,985
Asset rationalization	12,044	(12,044	)(c)	—	—
Severance expense	3,866	(3,866	)(d)	—	636

	133,393	(15,910)		117,483	116,991
Income (Loss) from operations	(7,276)	25,491		18,215	6,815
Joint venture results	48	—		48	36
Customer finance charges	1,274	—		1,274	1,692
Gain on sale of fixed assets	185	(185	)(g)	—
Other income	439	—		439	537
Other expense	(782)	—		(782)	(472)

	1,164	(185)		979	1,793
Earnings (loss) before interest and taxes	(6,112)	25,306		19,194	8,608
Interest expense	3,779	—		3,779	5,061

Income (Loss) before taxes, extraordinary charge and cumulative effect of accounting change	(9,891)	25,306		15,415	3,547
Income taxes (benefit)	(3,719)	9,515		5,796	1,277

Income (Loss) before extraordinary charge and cumulative effect of accounting change	(6,172)	15,791		9,619	2,270
Extraordinary charge, net of taxes	2,853	(2,853	)(e)	—	—
Cumulative effect of accounting change	4,597	(4,597	)(f)	—	—

Net income (loss)	$(13,622)	$23,241		$9,619	$2,270

Basic earnings (loss) per share	$(0.73)	$1.85		$1.12	$0.27

Fully diluted EPS before extraordinary charge and cumulative effect of accounting change	$(0.73)	$1.83		$1.10	$0.26

Extraordinary charge, net of taxes	(0.34)	0.34		—	—
Cumulative effect of accounting change	(0.54)	0.54		—	—

Fully diluted earnings (loss) per share	$(1.61)	$2.71		$1.10	$0.26

(a)	Users of this information are advised to read the Securities and Exchange Commission report “Pro Forma Financial Information: Tips for investors” available at www.sec.gov/investor/pubs/proforma12-4.htm.

(b)	The Company decided to markdown and liquidate its discontinued SKUs resulting in a $9.6 million pre-tax charge.

(c)	During the second quarter, the Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12 million pre-tax charge was recorded.

(d)	During the first quarter, the Company recorded a $2.0 million pre-tax charge relative to executive management changes. During the second quarter the Company recognized severance expenses of $1.8 million related to changes in senior and middle management

(e)	The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes, in the first quarter of 2002.

(f)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

(g)	Gain on sale of former corporate offices.

Operating Results for the Nine Months Ended September 30, 2002, Excluding One Time Charges, Extraordinary Charge and Cumulative Effect of Accounting Change.

     Sales for the first nine months ended September 30, 2002 increased approximately 1.3% to $404.0 million compared with $398.9 million in 2001. Sales rose by approximately $5.0 million due to improved unit volume of $6.7 million offset by a $1.7 million reduction due to slightly lower average selling prices. Sales increased for the Company’s Lawn Care sales channel by $10.9 million, while sales for Golf and National Accounts sales channel decreased by $843,000 and $4.8 million, respectively. Sales of the Company’s combination products, control products and equipment products rose in 2002 over 2001, while sales of fertilizer, seed and other products declined.

     Gross profit, excluding inventory markdown, increased by $11.9 million, for the nine months ended September 30, 2002 as compared to 2001. Factors positively impacting gross profit dollars in 2002 were better sourcing decisions resulted in favorable raw material pricing totaling approximately $6.6 million, lower manufacturing expense of $2.9 million, improved sales volume impact on gross profit of $2.1 million and a reduction of inventory shrink of $2.0 million. Partially offsetting these increases were lower average selling prices of $1.7 million for the nine months ended September 30, 2002. As a percent of sales, gross profit was 33.6% for the first nine months ended September 30, 2002 compared with 31.0% for 2001.

     For the nine months ended September 30, 2002, delivery and warehouse expenses decreased by $0.6 million to $34.6 million in 2002 compared to $35.2 million in 2001. As a percent of sales, delivery and warehouse expense was 8.6% for the nine months ended September 30, 2002 versus 8.8% for 2001. For the nine months ended September 30, 2002, selling expenses increased by $1.2 million, a 2.2% increase, to $57.4 million in 2002 compared to $56.1 million in 2001. Selling expense was 14.2% of sales in the nine months ended September 30, 2002 compared to 14.1% in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased by $0.5 million to $25.5 million in 2002 compared to $25.0 million in 2001. The increase was due to payroll related expenses, including performance incentives of $1.6 million and an increase in deferred financing fees of $400,000 related to the Debt Facility. These increases were partially offset by cost reductions in consulting and outside labor of $327,000, travel costs of $159,000 and other expenses of $949,000.

     Interest expense for the first nine months ended September 30, 2002 was $3.8 million which was $1.3 million less than 2001. Effective interest rates were 6.32% for the first nine months ended September 30, 2002 compared to 5.55% in the prior period. For the first nine months ended September 30, 2002, average borrowing levels were down $18.8 million compared to the first nine months 2001.

     Customer finance charges were $1,274,000 for the first nine months 2002 compared to $1,692,000 for the first nine months 2001. The decrease in customer finance charges for first nine months is attributable to a lower accounts receivable balance of $8.1 million adjusted for asset securitization and a decrease in aged receivables over ninety days of $3.7 million due to more timely accounts receivable collection efforts.

     The Company’s net income excluding the inventory markdown, asset rationalization charges, severance charges, extraordinary item and cumulative effect in accounting change was $9.6 million or $1.10 per share in the nine months ended September 30, 2002 compared with net income of $2.3 million or $0.26 per share in the nine months ended September 30, 2001.

Liquidity and Capital Resources

     On January 14, 2002, the Company refinanced the private placement notes, revolving credit agreement and trade receivables facility with a $122.3 million senior secured credit facility. The facility includes an amortizing term loan of approximately $7.3 million and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on this facility is based on the LIBOR plus 2.75% to 3.00% or prime rates .25% to .50%. Availability under the new revolving facility is determined by a borrowing base formula based upon the Company’s eligible receivables and inventories. The senior secured credit facility contains various restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; and maintenance of minimum net worth of $70.0 million. The new facility is secured by substantially all of the Company’s assets. The Company had $35.6 million available to borrow under its credit agreement as of September 30, 2002.

     On July 26, 2002, the Company amended its senior secured credit facility. The amendment addresses the impact of the one-time charges for inventory markdown, asset rationalization and severance expense on the agreement’s covenants. The amended minimum net worth covenant was decreased to $70.0 million. As of September 30, 2002, the Company is in compliance with all of the restrictive covenants included in its credit facility, as amended. As part of this agreement the Company was required to enter into an interest rate swap at 4.2% plus the borrowing margin of 2.75 % to 3.00%.

     Total outstanding debt was $65.2 million as of September 30, 2002 compared to $88.0 million as of September 30, 2001 and $82.3 million as of December 31, 2001. At September 30, 2001 and at the December 31, 2001, the outstanding balance from the asset securitization of trade accounts receivable was $37 million and $31.2 million, respectively. On January 14, 2002, the asset securitization of trade accounts receivable was terminated under the new financing agreement.

     The Company’s invested capital (total assets less non-debt related liabilities) as of September 30, 2002 was $146.0 million compared to $187.2 million as of September 30, 2001 and $176.3 million as of December 31,

2001.

LESCO, INC.

	September 30	September 30	December 31
(in thousands)	2002	2001	2001

Assets
Accounts receivable — net	$80.4	$51.5	$37.5
Add back asset securitization of accounts receivable (See Note G)	—	37.0	31.2

Accounts receivable — subtotal	80.4	88.5	68.7

Inventory	97.4	110.1	92.9
Net property, plant and equipment	34.5	48.7	49.2
Remaining other assets	20.1	19.4	25.0

Total Assets	$232.4	$266.7	$235.8
Less: Non-debt related liabilities
Accounts payable	(68.3)	(67.0)	(46.8)
Other current liabilities	(18.1)	(9.3)	(9.2)
Deferred income taxes	—	(3.2)	(3.5)

Invested Capital	$146.0	$187.2	$176.3

Return on invested capital:
Earnings before interest and taxes (EBIT), excluding one time charges (See Notes E and F)	$19.1	$8.6	$1.2
Less: Taxes on EBIT, excluding one time charges	7.2	3.2	0.5

Net operating profit after taxes (NOPAT)	$11.9	$5.4	$0.7

Invested capital at period end	$146.0	$187.2	$176.3

Return on Invested Capital (ROIC)	8.2%	2.9%	0.4%

Invested capital at September 30, 2002 was $146.0 million compared to $187.2 million at September 30, 2001 and $176.3 million at December 31, 2001. The decrease in invested capital of $40.8 million from September 30, 2001 is due primarily to the one time charges for the inventory markdown, asset rationalization, the write off of goodwill and deferred financing fees totaling $22.2 million, net of taxes. Also impacting the decrease was lower accounts receivable of $8.1 million, un-leveraged inventory of $4.4 million and property, plant and equipment of $5.0 million. The decrease in invested capital of $30.3 million from December 31, 2001 is due primarily to the one time charges totaling $22.2, net of taxes and lower levels of un-leveraged inventory of $7.5 million. The lower levels of un-leveraged inventory are due primarily to better inventory and payables management.

     Return on invested capital, excluding one time charges, increased to 8.2 % for the nine months ended September 30, 2002 compared with 2.9% for the same period in 2001. For the full year ended December 31, 2001, return on invested capital was 0.4%. The return on invested capital improvement relates to higher earnings before interest and taxes in 2002 and lower invested capital. The lower invested capital was due to the reasons stated in the preceding paragraph.

     Capital expenditures for the first nine months of 2002 totaled $1,296,000. These expenditures consisted of improvements to manufacturing and hub facilities totaling $637,000, improvements to the Company’s information systems totaling $557,000 and remodeling 47 of the 77 Company’s Stores-On-Wheels for a total cost of $102,000.

     The Company believes its current borrowing capacity is adequate to maintain operations and capital requirements for the next three years.

Forward-Looking Statements

     Certain statements included in the report are forward-looking statements that involve a number of risks and uncertainties that are based on management’s current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to:

•	adverse effects arising from the labor dispute at with one its manufacturing facilities;

•	regional weather conditions which have an impact on both timing and volume of sales;

•	the Company’s successful execution of its operating plans;

•	the Company’s ability to integrate business acquisitions successfully;

•	the Company’s strategic reviews of its invested capital which could result in the disposition or closing of locations or product lines;

•	general economic and business conditions;

•	changes in market demographics;

•	changes in the governmental regulation applicable to Company’s products, including applicable environmental regulations; and

•	the Company’s ability to effectively manufacture, market and distribute new products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days of the date of this report, the Company performed an evaluation under the supervision and with the participation of the Company’s management including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II — OTHER INFORMATION

     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

Item 6 — Exhibits and Reports on Form 8-K

Exhibits:

(a) 10(y)(4)13 Fourth Amendment to Revolving Credit Term Loan and Security Agreement

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during this period

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

November 14, 2002	/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice-President, Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, Michael P. DiMino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LESCO, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls, and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Michael P. DiMino Michael P. DiMino Chief Executive Officer and President

I, Jeffrey L. Rutherford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LESCO, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls, and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice-President, Chief Financial Officer, Treasurer and Secretary