Form 10-K
period 2002-12-31
LESCO INC/OH
filed 2003-03-06
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 Commission File No. 0-13147
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

LESCO, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0904517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15885 Sprague Road	44136
Strongsville, Ohio (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(440) 783-9250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by nonaffiliates was approximately $44,425,330.

      Number of Common Shares outstanding on February 28, 2003: 8,523,914.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003 (the “Proxy Statement”) are incorporated by reference in Part III.

Forward-Looking Statements

      This Annual Report on Form 10-K and the documents incorporated by reference herein, the Company’s Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resources, and any statements regarding the Company’s plans to open new Service Centers. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” and similar expressions are intended to identify forward-looking statements. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      The Company’s actual results could differ materially from those stated or implied in the forward-looking statements as a result of, among other things, the following:

•	Weather conditions in North America and, to a lesser extent Europe, which could have a significant impact on the timing of sales in the spring selling season and overall annual sales;

•	Local, state, federal and foreign laws and regulations relating to environmental factors, which could increase the Company’s costs of doing business and limit its ability to introduce new products;

•	Uncertainties relating to general, economic, business and industry conditions including, but not limited to, continued softness in demand in the golf industry and the economy in general which affects consumers’ willingness to use professional landscapers;

•	Changes to the presentation of financial results and position resulting from adoption of new accounting principles or from the advice of the Company’s independent auditors or the staff of the Securities and Exchange Commission;

•	Changes in government regulations or the Company’s failure to comply with those regulations;

•	The costs and other effects of legal and administrative proceedings;

•	Injury to person or property resulting from the Company’s manufacture or sale of products;

•	Competitive factors in the Company’s business, including pricing pressures;

•	Failure to retain or continue to attract senior management or key personnel;

•	Difficulties or delay in the development, production, manufacturing and marketing of new products;

•	Strikes and other labor disruptions;

•	Labor and employee benefit costs;

•	The Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems;

•	The time it takes new Service Centers to reach profitability and the possibility that new Service Centers will not be as profitable as existing Service Centers or not profitable;

•	Fluctuations in the Company’s quarterly operating results which have occurred in the past and may occur in the future because of a variety of factors, including the effects of seasonality, changes in the Company’s product mix and new Service Center openings (with their concurrent pre-opening expenses);

•	The Company’s credit facility, which contains restrictive covenants that require the Company to maintain specified financial ratios and satisfy other financial condition tests; the Company’s ability to meet those ratios and tests which can be affected by events beyond the Company’s control; and the consequences of a breach of any of these covenants which could result in a default under the Company’s credit facility and as a result of which the lenders could elect to declare the applicable outstanding indebtedness to be immediately due and payable;

•	Lack of availability or instability in the cost of raw materials, such as urea, which affects the costs of certain products; and

•	Other factors described in the Company’s Form 10-K or the documents it files with the SEC.

PART I

Item 1.     Business

General

      The Registrant was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms “Company,” “LESCO” and “Registrant” refer to LESCO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

      LESCO®, Inc. (LESCO or The Company) is a specialty provider of products for the professional turf care market, including turf control products, fertilizer and combination products, grass seed, pest control and equipment, to the professional sector of the green industry.

      The Company operates in a single segment. Sales information for the current and prior periods is presented for the Company’s three sales channels and five product lines. The sales channels are defined by type of customer.

Sales Channels

      The Lawn Care sales channel (Lawn Care) operates 227 LESCO Service Centers® and also sells through 68 lawn care sales representatives who market products on a localized basis. The primary products sold by Lawn Care are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. Lawn Care markets and sells products principally to smaller lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. The Company plans to open 20 to 25 Service Centers in 2003.

      The Golf sales channel (Golf) markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 77 LESCO Stores-on-Wheels® and through 46 golf sales representatives strategically located in various markets. The primary products sold by Golf are turf care products, including turf and pest control products, fertilizer, grass seed, handheld equipment and golf course accessories. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. In addition, this sales channel markets its products internationally, principally through foreign distributors.

      The National Accounts sales channel (National Accounts) markets and sells products to large national accounts and regional lawn care customers through a separate group of 18 sales representatives. This sales channel also distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country, in addition to selling a consumer line of lawn care products to nationwide retail stores under several brand names, including LESCO, Scenic Green™, Aim™ Lawn Products and Professional Turf Products™. The Company also markets its products by mail order catalog and participates in national and regional lawn care and golf course trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces.

      Most of the Company’s salespersons are agronomists or horticultural specialists or have had prior experience with lawn care companies or golf courses. The Company believes that the training and experience of its salespersons promote customer reliance on the Company’s technical expertise with respect to existing turf care products and new product development in the turf care industry.

      Sales by sales channels for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	Year Ended December 31

	2002	2001	2000

Lawn Care	$281,760	$267,299	$268,852
Golf	152,691	152,593	147,837
National Accounts	79,000	86,738	86,142
Sales credits and rebates	(1,746)	(2,362)	(3,188)

Net Sales	$511,705	$504,268	$499,643

Products Lines

      The Company sells to the green industry an extensive array of consumable turf care products, including turf control products, fertilizer and grass seed, and turf care hard goods, including equipment, accessories and other related products such as irrigation equipment, protective gear and hand tools. These products are marketed under the LESCO name and LESCO branded names. In addition, the Company sells a diverse line of turf products under other manufacturers’ brand names.

      Sales by product lines for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	Year Ended December 31

	2002	2001	2000

Fertilizer & combination products	$198,165	$199,094	$187,092
Control products	154,134	146,064	147,506
Equipment, parts & service	60,550	57,228	66,758
Turfgrass seed	65,822	66,303	64,075
Pest control	16,596	17,310	19,246
Other	18,184	20,631	18,154
Sales credits and rebates	(1,746)	(2,362)	(3,188)

Net Sales	$511,705	$504,268	$499,643

      Fertilizer and combination products. The Company sells a broad assortment of standard fertilizers, including combination products that combine fertilizer with turf control products. The Company also custom-blends fertilizer according to customer specifications. The Company’s fertilizers include specialized products for golf course applications including greens, tees and fairways, products for use in the lawn care industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available.

      The majority of the fertilizers sold by the Company are formulated with sulfur-coated urea. The Company is one of a few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. ELITE®, LESCO branded product, is the Company’s premium brand sulfur-coated urea fertilizer, specially sized and formulated for low-cut turf on golf course greens, tees and fairways.

      Control products. The Company offers a full line of turf control products including herbicides and fungicides. These products control weed growth and fungal diseases of turf, trees, shrubs and landscape beds. In order to offer its customers a more complete product line, the Company sells turf control products produced by other major manufacturers.

      Equipment, parts and service. The Company purchases a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd., a joint venture in which the Company owns a 50% interest. The Company believes that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, the Company offers a broad assortment of handheld power tools produced by third parties. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in or near Service Centers. Parts support is fully computerized, and the Company is generally able to provide overnight parts delivery nationwide.

      Turfgrass Seed. The Company markets LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the variety purity of the seed. The Company contracts for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool season grasses and in California for warm season grasses. In 2002, the Company has more than 34,136 production acres under contract in these regions. The Company’s seed line includes 32 proprietary varieties as well as 28 standard blends and mixtures.

      Pest control. The Company offers a full line of pest control products. These products control rodent and insect infestation both for residential and commercial uses. The Company’s pest control products are produced by other manufacturers.

      Other. The Company offers underground irrigation equipment, protective gear such as goggles, masks and gloves, and hand tools such as tree pruners, shovels and rakes. The Company also offers a variety of golf course accessories including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles. These products are produced for the Company by third parties.

Intellectual Property

      The Company owns patents, trademarks, copyrights and other intellectual property, and it relies on them to protect its interest in products and technology. LESCO, Elite, Poly Plus and Novex are registered trademarks; Scenic Green is a trademark; and LESCO Service Center and LESCO Store-on-Wheels are registered service marks of LESCO Technologies, LLC. Aim Lawn Products and Professional Turf Products are trademarks licensed to Aim Lawn & Garden Products, Inc.

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

Manufacturing and Suppliers

      Fertilizers and Combination Products. The Company manufactures most of its fertilizer and combination products, except Novex®. The Company manufactures Poly Plus® sulfur-coated fertilizers by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and retard the release of nutrients. Uncoated fertilizers are blended in accordance with Company or customer specifications. Combination products are processed by impregnating fertilizers with technical grade herbicides, insecticides or fungicides.

      Novex fertilizers are a homogenous, uncoated, controlled release product manufactured by a third party using a patented technology. The primary raw materials used in the manufacture of fertilizer are nitrogen, phosphorus, potash and sulfur.

      Control Products. In producing both liquid and granular turf protection products, the Company purchases technical-grade or highly concentrated chemicals and blends them with various solvents, emulsifiers and surfactants purchased from various suppliers.

      Turf Care Equipment and Golf Course Accessories. The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP), that is accounted for under the equity method of accounting. The other 50% investment in CTP is owned by MTD Products Inc (MTD).

      CTP manufactures zero-turn riding mowers, walk-behind mowers, spreaders and sprayers. CTP products are manufactured and sold exclusively to its two owners. The owners, LESCO and MTD, distribute, market and sell CTP’s products under the various LESCO and MTD brand names.

      The Company also sells golf course accessories, which are manufactured by various contractors with tooling, dies, and molds owned by the Company. The Company produces under the LESCO brand Southern Golf embroidered and silk-screened flags, which are distributed through the Company’s sales channels.

      Sources of Supply. It is the Company’s policy to identify and use multiple sources of supply or acceptable substitutes for all raw materials used by the Company in manufacturing its products. The only exception to this policy is the Company’s purchase of proprietary products.

Competition

      The Company competes with a number of companies within each of its product lines including national, regional and local distributors, turf care product manufacturers and retailers such as mass merchandisers, local nurseries and hardware stores. Some of these national competitors have greater name brand recognition and greater financial and other resources than the Company. The Company’s principal competitors for its turf control, fertilizer and grass seed product lines include Andersons Inc., J.R. Simplot Company, Lebanon Seaboard, Deere & Company, Scotts Company, ProSource One and United Horticultural Supply. The Company’s principal competitors for equipment are Deere & Company, Textron Inc. (Jacobson), Scag Power Equipment and Toro Company. The Company, however, believes that it is the only national company that supplies and sells a full range of products directly to the commercial user. The Company competes primarily on the basis of service to customers and product quality, selection and price.

Seasonality

      The Company’s business is seasonal because the customers in northern states do not have the same year-round requirements for products as customers in southern states. Nationwide, demand for the Company’s products is generally greatest during the second calendar quarter of the year.

Employees

      As of December 31, 2002, the Company had 1,399 full-time employees, of which 385 were involved in manufacturing and warehouse operations, 760 in sales-related activities and 254 in management and administration. Of the total number of full-time employees, 900 were salaried and 499 were hourly employees. At the Company’s Martins Ferry facility, 137 employees are represented by a union which ratified a new three-year agreement on November 14, 2002.

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

      Fertilizer products are also regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that the Company’s registration in any state will not be challenged. The Company is also required to obtain licenses/permits from a number of governmental agencies in order to conduct various aspects of its business. These licenses/permits are subject to modification and revocation, which could impair the Company’s ability to conduct its business in the manner in which and at the places at which it is presently conducted.

      Because of the nature of the Company’s business, the Company is subject to various environmental laws and regulations and incurs routine costs in complying with these laws and regulations. It is the Company’s policy to accrue for nonroutine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated.

Insurance

      The Company maintains comprehensive general and product liability insurance coverage at levels which the Company believes are prudent and most cost-effective. The Company’s insurance programs include various deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflects trends in the liability insurance industry and is not unique to the Company. The Company regularly evaluates the cost-effectiveness as compared to the risks assumed in determining its insurance program.

Item 2.	Properties

      The Company leases its executive office building and owns or leases its warehouse and manufacturing facilities. The Company believes these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. Certain of the owned real estate is subject to mortgages. The

Company maintains sales offices at each of the following locations except Wellington and Windsor, including its present executive offices. Detail by location as of December 31, 2002 is as follows:

Location (1)	Principal Use	Square Feet	Status

Anaheim, CA	Distribution hub for various products	14,780	Leased(2)
Atlanta, GA	Distribution hub for various products	194,060	Leased(3)
Avon Lake, OH	Distribution hub for various products	139,000	Owned
Charlotte, NC	Distribution hub for various products	76,800	Leased(4)
North Aurora, IL	Distribution hub for various products	74,056	Leased(5)
Glendale, WV	Distribution hub for principal products	227,800	Leased(6)
Hamilton, NJ	Distribution hub for various products	100,000	Leased(7)
Hatfield, MA	Manufacturing facility for fertilizers	77,000	Owned
Martins Ferry, OH	Manufacturing facility for fertilizers, including sulfur-coated fertilizers, and turf control products	234,000	Owned(8)
Peachtree City, GA	Production and distribution of golf course accessories	32,650	Leased(9)
Plano, TX	Distribution hub for various products	10,000	Leased(10)
Sebring, FL	Manufacturing facility for fertilizers and combination products and distribution hub for principal products	276,000	Owned/ Leased(11)
Silverton, OR	Blending of grass seed and distribution hub	66,200	Leased(12)
Stockton, CA	Closed manufacturing facility for fertilizers and turf control products	32,000	Owned/ Leased(13)
	Distribution hub for various products	40,000	Leased(14)
Strongsville, OH	Corporate Offices	94,400	Leased(15)
Wellington, OH	Closed manufacturing facility for various products	60,000	Owned
Westfield, MA	Distribution hub for various products	60,800	Leased(16)
Windsor, NJ	Land previously used as a distribution center, approximately 17 acres		Owned

(1)	Does not include Service Centers or Stores-on-Wheels. As of December 31, 2002, the Company operated Service Centers in 227 facilities with one owned and 226 leased by the Company. These facilities range in size from 3,400 to 14,000 square feet. The Company owns or leases 77 tractor-trailers for its Stores-on-Wheels.

(2)	This facility is subject to a lease, which expires in 2008.

(3)	This facility is subject to a lease, which expires in 2008.

(4)	This facility is subject to two separate leases, that expire on October 31, 2003 with a three-year renewal option.

(5)	This facility is subject to a lease, which expires in 2008.

(6)	This facility is subject to a lease expiring May 31, 2003.

(7)	This facility is subject to a lease expiring December 31, 2003.

(8)	These facilities are subject to mortgages in the aggregate amount of $5,875,000 as of December 31, 2002.

(9)	This facility is subject to a lease, which expires on August 31, 2003. The lease includes one three-year renewal option.

(10)	This facility is subject to a lease, which expires in 2006.

(11)	These facilities consist of seven buildings. Two buildings are subject to month to month leases. Four buildings are subject to leases expiring on May 31, 2003, 2006 and 2017. The manufacturing facility is owned by the Company, while the land is subject to a lease which expires in 2017 with four five-year renewal options.

(12)	This facility is subject to a lease, which expires in 2009. The lease includes an option to purchase.

(13)	These facilities consist of three buildings, which are owned by the Company. The land is subject to leases, which expire in 2011. The Company has one five-year renewal option.

(14)	This facility is subject to a lease expiring May 31, 2003.

(15)	This facility is subject to a lease expiring in 2016. The Company has two five-year renewal options.

(16)	This facility is subject to a lease, which expires in 2006.

Item 3.	Legal Proceedings

      No legal proceedings are pending to which the Company is a party or to which any of its property is subject other than routine litigation incidental to the conduct of its business and which in the aggregate is not expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to the Company’s executive officers, including their respective positions with the Company.

Name	Age	Position

Michael P. DiMino	44	President and Chief Executive Officer
Steven E. Cochran	35	Senior Vice President, Sales
Jeffrey L. Rutherford	42	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Bruce K. Thorn	36	Senior Vice President, Logistics and Operations

      Since April 2002, Michael P. DiMino has been President and Chief Executive Officer of the Company. He was elected director in May 2002. Mr. DiMino joined the Company on December 12, 2001, as President and Chief Operating Officer. From 1998 to 2001, Mr. DiMino was President and Chief Operating Officer of Uniforms to You, a division of Cintas Corporation, the world’s largest provider of employee uniforms to a wide range of industries. Prior to the acquisition of Uniforms to You by Cintas Corporation, Mr. DiMino was Chief Operating Officer of Uniforms to You from 1994 to 1998. From 1988 to 1994, he served as Senior Vice President of Sales and Marketing of Uniforms to You.

      Steven E. Cochran joined the Company in June 2002 as Senior Vice President, Marketing and Strategic Sourcing. In October 2002, he was appointed Senior Vice President, Sales. From 1999 to 2001, Mr. Cochran was Director of National Accounts and Vice President of Marketing of Uniforms To You, a division of Cintas Corporation. From 1990 to 1999, he held various sales, marketing and field operation positions at Cintas Corporation.

      Since October 2002, Jeffrey L. Rutherford has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Rutherford joined the Company as Senior Vice President and Chief Financial Officer on February 18, 2002. Prior to his employment at LESCO, Mr. Rutherford served as Senior Executive Vice President and Chief Financial Officer from 1997 to 2001 of OfficeMax, Inc., retailer of office supplies, and from February 1997 to July 1997 as Senior Vice President and Treasurer of that company.

      Bruce K. Thorn joined the Company on March 18, 2002 as Senior Vice President, Logistics and Operations. From 2000 to 2002, Mr. Thorn was Senior Director for Global Engineering Services for Gap, Inc., a specialty retailer in the apparel industry. From 1997-2000, he was Director of the Distribution Division for Cintas.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common shares are traded on the NASDAQ National Market System market under the symbol “LSCO.” The following are high and low closing prices by quarter:

	2002		2001

Quarter Ended	High	Low	High	Low

March 31	9.35	6.66	14.69	12.13
June 30	12.26	8.60	12.88	11.87
September 30	12.14	10.15	12.51	9.00
December 31	14.12	10.05	10.85	6.10

      The Company paid dividends of $.075 per common share in 2001. Certain provisions of the principal credit agreement prohibit the Company from paying dividends. See Note 3 of Notes to Consolidated Financial Statements.

      As of February 28, 2003, there were 1,311 holders of record of the Company’s common shares.

Item 6.	Selected Financial Data

Five Year Summary

(Amounts in Thousands Except Per Share Data)

	Year Ended December 31

	2002	2001	2000	1999	1998

Net sales	$511,705	$504,268	$499,643	$460,354	$416,738
Cost of sales	350,493	349,303	337,644	305,404	283,837

Gross profit on sales	161,212	154,965	161,999	154,950	132,901
Warehouse & delivery expense	44,201	45,416	42,315	36,592	33,710
Selling, general and administrative expense	128,479	109,911	103,299	95,873	86,541

(Loss) income from operations	(11,468)	(362)	16,385	22,485	12,650
Other deductions (income)
Interest expense	4,933	6,116	6,899	6,251	5,635
Joint venture (income) loss	(164)	538	33	1,207	1,845
Other expense	1,140	836	604	240	697
Customer finance charges and
Other income	(2,689)	(3,008)	(3,368)	(4,115)	(4,980)

Income (loss) before taxes, extraordinary charge and cumulative effect of accounting change	(14,688)	(4,844)	12,217	18,902	9,453
Income tax (benefit) provision	(4,679)	(1,960)	4,829	7,256	3,561

Income (loss) before extraordinary charge and cumulative effect of accounting change	(10,009)	(2,884)	7,388	11,646	5,892
Extraordinary charge, net of taxes	(2,853)	—	—	—	—
Cumulative effect of accounting change for goodwill charge, net of taxes	(4,597)	—	—	—	—

Net income (loss)	$(17,459)	$(2,884)	$7,388	$11,646	$5,892

Basic earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.19)	$(0.34)	$0.87	$1.38	$0.71
Fully diluted earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.19)	$(0.34)	$0.86	$1.36	$0.69
Extraordinary charge, net of taxes	(0.33)	—	—	—	—
Cumulative effect of accounting change for goodwill charge, net of taxes	(0.54)	—	—	—	—

Basic earnings (loss) per share	$(2.06)	$(0.34)	$0.87	$1.38	$0.71

Diluted earnings (loss) per share	$(2.06)	$(0.34)	$0.86	$1.36	$0.69

Cash dividends declared and paid per common share	$0.0	$0.075	$0.15	$0.14	$0.13

	Year Ended December 31

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital, excluding current debt	$107,642	$87,660	$142,510	$132,982	$116,201
Total assets	$203,982	$204,596	$244,893	$232,783	$207,748
Long-term debt, net of current portion	$10,227	$11,390	$94,707	$95,199	$83,698
Shareholders’ equity	$76,933	$93,916	$97,436	$90,542	$78,697

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, inventories, intangible assets, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development and selection of the critical accounting estimates, and the disclosures made herein, with the Finance and Audit Committee and its external auditors. Actual results may differ from these estimates under different assumptions or conditions.

      The Notes to Consolidated Financial Statements and this discussion and analysis of financial condition contain various references and disclosures concerning the Company’s accounting policies. Additionally, the Company has identified the following as a “critical accounting policy,” either because they have the potential to have a significant impact on the Company’s financial statements, because of the significance of the financial item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

      The Company recognizes revenue when goods are shipped and title passes to the customer.

Allowance for Doubtful Accounts

      Substantially all of the Company’s accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer’s financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers failing to make required payments. The allowance is based on the Company’s historical experience with approximately 130,000 active customers. The Company’s allowance at December 31, 2002 represents 7.8% of trade receivables. A 1% change in uncollectible accounts would affect the allowance by $637,000.

Inventories

      Inventories are valued principally at the lower of cost (average cost method) or market. Warehousing, transportation and procurement costs as well as rebates earned are capitalized to inventory on hand and expense or rebates are recognized when the inventory is sold. The Company has an inventory life cycle program which requires the identification of all Stock Keeping Unit (“SKU”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point the products will be liquidated. Estimated net realizable value of 19.2% of cost is based on historical sales of discontinued inventory. At December 31, 2002, a 1% change in net realizable value of current discontinued inventory would affect the reserve by $5,500. The Company maintains a reserve for inventory shrink, based on historical experience of 0.3% of sales. Actual shrink is charged against the reserve. At December 31, 2002, a 0.1% change in the rate of inventory shrink would have impacted the reserve for shrink by $39,000.

Accrued Liabilities

      Certain accrued liabilities, principally health care, product warranty and freight, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. If payments differ from the estimated accrued liability, adjustments to the expense accruals may be needed.

Deferred Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for a valuation allowance quarterly. The realization of deferred tax assets is principally dependent upon the achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to future market conditions and other factors.

      At December 31, 2002, the Company has recognized a $3.1 million net deferred tax asset related to the future realization of tax benefits, net of a valuation allowance of $889,000 for state net operating loss carryforwards.

Results of Operations — 2002 Compared to 2001

      Included in the Company’s results of operations for year ended December 31, 2002 are adjusted charges for the inventory markdown of $9.2 million, asset rationalization of $12.1 million and severance expense of $3.5 million.

      In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a $9.2 million charge, net of the obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected net realizable value. As of December 31, 2002, these discontinued SKUs have been substantially liquidated. Sales of discontinued SKUs were recorded to operating results at historical gross profit margins. Gross profit on these sales that exceeded historical gross profit margins was credited to the reserve.

      During 2002, the Company completed an asset analysis and finalized plans to rationalize under-performing assets. The plan included ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The plan also included the sale of properties in Wellington, Ohio and Windsor, New Jersey. The Company recorded a pretax charge totaling $15.6 million, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.1 million and Severance Expense of $3.5 million. Major components of the charge for the asset rationalization and severance charges and the related reserves and accruals as of December 31, 2002 are included in Note 2 to the Consolidated Financial Statements.

      During the year the Company finalized the sale of its former corporate offices. The sale resulted in a pretax gain of $185,000.

      As a result of the implementation of SFAS No. 142 (“Goodwill and Other Intangible Assets”), the Company recorded a $4.6 million charge, net of taxes of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002. Refer to Note 10 in the notes to Consolidated Financial Statements for the explanation of the goodwill charge.

      The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes of $1.7 million, in the first quarter of 2002. Refer to Note 3 in the notes to Consolidated Financial Statements.

      The following schedule shows the Company’s reported results of operations for the year ended December 31, 2002, as adjusted for these charges and gain. These adjustments follow the guidelines established by Financial Executives International (FEI) and the National Investor Relations Institute (NIRI) for consistency and analysis in presenting financial results. This disclosure is provided to supplement the Company’s Generally Accepted Accounting Principles (GAAP) results and to clarify the results for the period being reported.

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Twelve Months Ended December 31, 2002

	Reported	Adjustment		Results	Twelve Months
	(GAAP)	For		Excluding	Ended
	Results	Charges		Charges (a)	December 31, 2001

	(In thousands, except per share data)
Net sales	$511,705	$—		$511,705	$504,268
Cost of sales	341,268	—		341,268	349,303
Cost of sales inventory markdown	9,225	(9,225	)(b)	—	—

Gross profit on sales	161,212	(9,225)		170,437	154,965
Warehouse & delivery expense	44,201	—		44,201	45,416
Selling expense	79,187	—		79,187	75,643
Bad debt expense	2,243			2,243	2,247
General & administrative expense	31,482	—		31,482	31,231
Asset rationalization	12,044	(12,044	)(c)	—	—
Severance expense	3,523	(3,523	)(d)		790

	172,680	(15,567)		157,113	155,327
Income (Loss) from operations	(11,468)	24,792		13,324	(362)
Joint venture results	164	—		164	(538)
Customer finance charges	1,822	—		1,822	2,399
Gain on sale of fixed assets	(93)	(185	)(e)	(278)	(321)
Other income	682	—		682	609
Other expense	(862)	—		(862)	(515)

	1,713	(185)		1,528	1,634
Earnings (loss) before interest and taxes	(9,755)	24,607		14,852	1,272
Interest expense	4,933	—		4,933	6,116

Income (Loss) before taxes, extraordinary charge and cumulative effect of accounting change	(14,688)	24,607		9,919	(4,844)
Income taxes (benefit)	(4,679)	8,438	(f)	3,759	(1,960)

Income (Loss) before extraordinary charge and cumulative effect of accounting change	(10,009)	16,169		6,160	(2,884)
Extraordinary charge, net of taxes	(2,853)	2,853	(g)	—	—
Cumulative effect of accounting change	(4,597)	4,597	(h)	—	—

Net income (loss)	$(17,459)	$23,619		$6,160	$(2,884)

Basic earnings (loss) per share (i)	$(1.19)	$1.90		$0.71	$(0.34)

Fully diluted EPS before extraordinary charge and cumulative effect of accounting change (i)	$(1.19)	$1.90		$0.70	$(0.34)

Extraordinary charge, net of taxes	(0.33)	0.33		—	—
Cumulative effect of accounting change	(0.54)	0.54		—	—

Fully diluted earnings (loss) per share (i)	$(2.06)	$2.77		$0.70	$(0.34)

(a)	Users of this information are advised to read the Securities and Exchange Commission report “Pro Forma Financial Information: Tips for Investors” available at www.sec.gov/investor/pubs/proforma12-4.htm.

(b)	The Company completed a markdown and liquidation of its discontinued SKUs resulting in a $9.2 million pre-tax charge.

(c)	The Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12.1 million pre-tax charge was recorded.

(d)	The Company recorded a $3.5 million pre-tax charge relative to severance for executive, senior and middle management terminations.

(e)	Gain on sale of former corporate offices.

(f)	The Company recognized the income tax benefit of the adjustment for charges (excluding the tax effect of the extraordinary charge (g) and cumulative effect of accounting change (h)) of $9,327,000 less an allowance for the realization of deferred state taxes of $889,000.

(g)	The Company recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, net of taxes, in the first quarter of 2002.

(h)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

(i)	GAAP earnings per share are based on 8,519,789 basic shares outstanding. Results excluding charges for fully diluted earnings per share are based on 8,712,180 shares and share equivalents outstanding.

     Sales for the year ended December 31, 2002 increased approximately 1.5% to $511.7 million compared with $504.3 million in 2001. Sales rose by approximately $7.4 million due to improved unit volume of $8.8 million offset by a $1.4 million reduction due to slightly lower average selling prices. Sales increased for the Company’s Lawn Care sales channel by $14.4 million to $281.7 million from $267.3 million, while the Golf sales were flat at $152.7 in 2002 compared to $152.6 in 2001 and National Accounts sales channel sales decreased $7.7 million to $79.0 million compared to $86.7 in 2001. Sales of the Company’s combination products, control products and equipment products rose in 2002 over 2001, while sales of fertilizer, seed and other products declined.

      Gross profit in accordance with generally accepted accounting principles in the United States (GAAP) which include the inventory markdown was $161.2 million, or 31.5% of sales in 2002 compared to $155.0 million in 2001. Gross profit, excluding inventory markdown, increased by $15.4 million, for the year ended December 31, 2002 as compared to 2001. Factors positively impacting gross profit dollars in 2002 were better sourcing decisions and favorable raw material pricing totaling approximately $8.6 million, lower manufacturing expense of $2.5 million, improved sales volume impact on gross profit of $2.7 million and a reduction of inventory shrink of $3.0 million. Partially offsetting these increases were lower average selling prices of $1.4 million for the twelve months ended December 31, 2002. As a percent of sales, gross profit, excluding inventory markdown, was 33.3% for the year ended December 31, 2002 compared with 30.7% for 2001.

      For the year ended December 31, 2002, delivery and warehouse expenses decreased by $1.2 million to $44.2 million compared to $45.4 million in 2001. As a percent of sales, delivery and warehouse expense was 8.6% for the year ended December 31, 2002 versus 9.0% for 2001. For the year ended December 31, 2002, selling expenses increased by $3.5 million, a 4.7% increase, to $79.2 million in 2002 compared to $75.6 million in 2001. Selling expense was 15.5% of sales in the twelve months ended December 31, 2002 compared to 15.0% in the year ended December 31, 2001. The increase in selling expense reflects the increase in the direct sales force of 60 associates.

      For the year ended December 31, 2002, general and administrative expenses increased by $0.3 million to $31.5 million compared to $31.2 million in 2001. The increase was due to payroll related expenses, including performance incentives of $1.0 million, an increase in deferred financing fees of $683,000 related to the debt facility and higher insurance expenses of $693,000. These increases were partially offset by cost reductions in consulting and outside labor of $933,000, goodwill amortization of $583,000, travel costs of $208,000 and other expenses of $242,000.

      Results of operations for CTP were income of $164,000 in 2002 compared with a loss of $538,000 in 2001. The improved performance is due to higher sales volume of $10.8 million and improved cost controls.

      Customer finance charges were $1.8 million for the year 2002 compared to $2.4 million for the year 2001. The decrease in customer finance charges is due to more timely accounts receivable collection efforts as evidenced by a lower trade accounts receivable balance of $2.3 million, adjusted for asset securitization, and a decrease in aged receivables over ninety days of $1.3 million.

      Interest expense for the year ended December 31, 2002 was $4.9 million, which was $1.2 million less than 2001 due primarily to lower average borrowing levels. For the year ended December 31, 2002, average borrowing levels were down $16.9 million compared to 2001. Effective interest rates were 6.43% for the year ended December 31, 2002 compared to 6.65% in the prior period.

      The Company’s effective tax rate in 2002 in accordance with GAAP was 31.9% compared to 40.5% in 2001. The effective tax rate after adjustment for the inventory markdown, asset rationalization charges, severance and gain was 37.9%. The change in effective tax rate from year to year is due primarily to a charge of $889,000 for a valuation allowance against state net operating loss deferred assets.

      Net income in accordance with GAAP, which includes the gain and charges, was a loss of $17.5 million. Fully diluted earnings per share, including the gain and charges, was a loss of $2.06 per fully diluted share. The Company’s net income, excluding the inventory markdown, asset rationalization charges, severance charges, extraordinary item and cumulative effect in accounting change, was $6.2 million or $0.70 per fully diluted share in the year ended December 31, 2002 compared with a loss of $2.9 million or $0.34 per fully diluted share in the year ended December 31, 2001.

Results of Operations — 2001 Compared to 2000

      Sales rose by $4.7 million, or about 1%, to a record $504.3 million in 2001, compared with $499.6 million in 2000. Sales rose by approximately $3.1 million because of improved unit volume. Also slightly higher average selling prices resulted in an increase in sales of approximately $1.6 million. The Lawn Care sales channel operated 227 stores at year end 2001 compared with 232 stores at year end 2000. Store sales declined by 0.3% in 2001 over 2000. The Golf sales channel operated 77 LESCO Stores-On-Wheels at year end 2001 compared with 78 at year end 2000. Sales of the Company’s fertilizers and seed products rose in 2001 over 2000, while sales of equipment were down, as customers impacted by the slowing economy shied away from larger capital purchases.

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

      Selling, general and administrative expenses increased by $6.6 million, a 6.4% increase, to $109.9 million in 2001 compared to $103.3 million in 2000. Selling expense increased in 2001 by $0.4 million over 2000, primarily due to higher payroll related and store operating expenses. General and administrative costs increased in 2001 by $6.2 million, primarily due to significantly higher health care insurance costs, as well as higher facility costs, outside professional and consulting services, and payroll related expenses.

      Results of operations for CTP was a loss of $538,000 in 2001 compared to a loss of $33,000 in 2000. The higher loss in 2001 is attributable primarily to lower sales volumes in 2001 compared to 2000.

      Interest expense was $6.1 million in 2001 compared to $6.9 million in 2000. The higher interest expense in 2000 was attributable primarily to a higher average interest rate and increased working capital needs associated with the growth of the business.

      The Company’s effective tax rate was 40.5% in 2001 compared to 39.5% in 2000.

      As a result of the foregoing, the Company reported a net loss of $2.9 million, or $0.34 per diluted share, in 2001 compared to net earnings of $7.4 million, or $0.86 per diluted share, in 2000.

Liquidity and Capital Resources

      On January 14, 2002, the Company’s private placement notes, revolving credit agreement and accounts receivable securitization were refinanced with a $122.3 million senior secured credit facility (Debt Facility). The new Debt Facility includes an amortizing term loan (Term Loan) of approximately $7.3 million and a revolving credit facility (Revolver) of up to $115 million, maturing in January 2005. The variable interest on this Debt facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to ..50%. The Term Loan is secured by unmortgaged real property. Availability under The Revolver is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a prohibition on dividend payments. The Company has classified the Revolver as current debt as required by Emerging Issues Task Force 95-22. Management does not expect the financial institution to subjectively accelerate payment of the debt until the Debt Facility’s scheduled maturity. At December 31, 2002, the Company had $25.6 million available to borrow under the terms of the Revolver.

      On July 26, 2002, the Company amended its Debt Facility. The amendment addressed the impact of the charges for inventory markdown, asset rationalization and severance expense on the Facility’s covenants. As of December 31, 2002, the Company is in compliance with all of the restrictive covenants in its Debt Facility, as amended.

      In conjunction with the signing of the new credit agreement, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement (Swap) with a bank expiring in January 2005. The Swap converts existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to 4.2% fixed-rate, plus applicable borrowing margin, payments.

      Total outstanding debt was $68.4 million as of December 31, 2002 compared to $82.3 million as of December 31, 2001, which includes the outstanding balance from the asset securitization of trade accounts receivable of $31.2 million. On January 14, 2002, the asset securitization of trade accounts receivable was terminated under the new Debt Facility.

      The Company’s invested capital (total assets less non-debt related liabilities) as of December 31, 2002 was $145.3 million compared to $176.3 million as of December 31, 2001.

	December 31	December 31
	2002	2001

	(in millions)
Accounts receivable — net	$68.2	$37.5
Add back asset securitization of accounts receivable (See Note 1)	—	31.2

Accounts receivable — subtotal	68.2	68.7

Inventory	86.8	92.9
Net property, plant and equipment	33.9	49.2
Remaining other assets	15.0	25.0

Total Assets	$203.9	$235.8
Less: Non-debt related liabilities
Accounts payable	(38.4)	(46.8)
Other current liabilities	(19.9)	(9.2)
Deferred income taxes	(0.3)	(3.5)

Invested Capital	$145.3	$176.3

Return on invested capital:
Earnings before interest and taxes (EBIT), excluding adjustment for charges	$14.8	$1.2
Taxes on EBIT, excluding adjustment for charges	5.6	0.5

Net operating profit after taxes (NOPAT)	$9.2	$0.7

Invested capital at period end	$145.3	$176.3

Return on Invested Capital (ROIC)	6.3%	0.4%

      The decrease in invested capital of $31.0 million from December 31, 2001 is due primarily to the adjustments for charges totaling $23.6 million, net of taxes and lower of capital spending.

      Return on invested capital, excluding the adjustments for charges, increased to 6.3% for the year ended December 31, 2002 compared with 0.4% for the same period in 2001. The return on invested capital improvement relates to higher earnings before interest and taxes in 2002 and lower invested capital. The lower invested capital was due to the reasons stated in the preceding paragraph.

      Capital expenditures for the year end December 31, 2002 totaled $2.7 million. These expenditures consisted of improvements to manufacturing and hub facilities totaling approximately $1.7 million, improvements to the Company’s information systems totaling $892,000 and remodeling 47 of the 77 Company’s Stores-On-Wheels for a total cost of $105,000.

      The Company plans to open 20 to 25 new Service Centers in 2003. The Service Center buildings will be leased. Capital of approximately $50,000 to $60,000 per Service Center, working capital of approximately $175,000 to $225,000 per Service Center and first year anticipated operating losses of approximately $60,000 to $100,000 per Service Center will be funded by the Company’s cash flow from operations.

      The Company believes its current borrowing capacity together with the cash from operations will be adequate for its operating and capital requirements through the maturity of the revolving credit facility, in January 2005.

Impact of Recently Issued Accounting Standards

      In September 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for the Company in 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over the asset’s life, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. This Statement requires that a liability be recognized when an asset retirement obligation is identified and a fair value can be reasonably estimated. The Company has not identified any asset retirement obligations and thus believes there will be no impact of adoption on its consolidated financial position, cash flows or results of operations.

      As of May 15, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. The Company is required to adopt this statement for the fiscal year beginning January 1, 2003. At time of adoption in the first quarter of 2003, the Company will be required to reclassify the extraordinary charge of $4.6 million related to the early extinguishment of debt to continuing operations.

      In September 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. This Statement is effective for the Company in 2003. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred for exit or disposal activities initiated after December 31, 2002. The adoption will only impact its consolidated financial position or results of operations for future periods where exit or disposal activities occur. The Statement does not require previously issued statements to be restated.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      See Item 7 Liquidity and Capital Resources above and Note 3, Debt, in the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

      The following financial statements of LESCO, Inc. and the report of Ernst & Young LLP, independent auditors, are set forth on the following pages, which are set forth at the end of the report:

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

      The information required with respect to executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of the Registrant.” Officers are elected annually and serve at the pleasure of the Board of Directors.

Item 11.	Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

	COL. A	COL. B	COL. C

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (A)

Equity compensation plans approved by security holders	1,717,396	$11.12	297,061
Equity compensation plans not approved by security holders	316,516	$11.10	—

Total	2,033,912	$11.12	297,061

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2). Financial Statements and Financial Statement Schedule.

      The following financial statements of LESCO, Inc. are included in Item 8:

      Consolidated Balance Sheets — December 31, 2002 and 2001

      Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      The following financial statement schedule is included herewith:

      Schedule II — Valuation and Qualifying Accounts — December 31, 2002, 2001 and 2000

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) See Exhibit Index following the signature pages to this report.

(b) The Company did not file any report on Form 8-K during the fourth quarter of 2002.

(c) Exhibits — See Exhibit Index.

(d) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts — Describe	Costs Incurred		End of Period

Year Ended December 31, 2002:
Deducted from assets accounts — Reserve for discontinued inventory	$1,837,000	$9,875,000		$(10,678,000	)(1)	$1,034,000
Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for inventory obsolescence	$1,519,000	$348,000		$(30,000	)(1)	$1,837,000
Year Ended December 31, 2000:
Deducted from assets accounts — Reserve for inventory obsolescence	$1,620,000	$307,000		$(408,000	)(1)	$1,519,000

(1)	Reserves relieved as discontinued inventory is sold or is otherwise disposed. See note 1 to the Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts — Describe	Costs Incurred		End of Period

Year Ended December 31, 2002:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,370,000	$2,243,000		$(1,633,000	)(2)	$4,980,000
Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,500,000	$2,247,000		$(2,377,000	)(2)	$4,370,000
Year Ended December 31, 2000:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,000,000	$2,300,000		$(1,800,000	)(2)	$4,500,000

(2)	Reserves relieved as account balances are written-off throughout the year.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By	/s/ MICHAEL P. DIMINO

Michael P. DiMino
President and Chief Executive Officer

Date: March 3, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL P. DIMINO Michael P. DiMino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2003

/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2003

/s/ RONALD BEST Ronald Best	Director	March 3, 2003

/s/ ROBERT F. BURKHARDT Robert F. Burkhardt	Director	March 3, 2003

/s/ J. MARTIN ERBAUGH J. Martin Erbaugh	Director and Chairman of the Board	March 3, 2003

/s/ MICHAEL E. GIBBONS Michael E. Gibbons	Director	March 3, 2003

/s/ ENRIQUE FOSTER GITTES Enrique Foster Gittes	Director	March 3, 2003

/s/ LEE C. HOWLEY Lee C. Howley	Director	March 3, 2003

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	March 3, 2003

/s/ R. LAWRENCE ROTH R. Lawrence Roth	Director	March 3, 2003

CERTIFICATIONS

      I, Jeffrey L. Rutherford, certify that:

      1. I have reviewed this annual report on Form 10-K of LESCO, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ JEFFREY L. RUTHERFORD

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer

CERTIFICATIONS

      I, Michael P. DiMino, certify that:

1.	I have reviewed this annual report on Form 10-K of LESCO, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ MICHAEL P. DIMINO

Michael P. DiMino
President and Chief Executive Officer

LESCO, INC.

FORM 10-K
EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).
3(b)	Amended Code of Regulations of the Registrant.
4(a)	Specimen certificate for the Registrant’s Common Shares (included as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-90900) and incorporated herein by reference).
4(b)	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant.
4(c)	Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds).
4(d)	Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant.
4(e)	Revolving Credit, Term Loan and Security Agreement dated January 14, 2002 between PNC Bank, National Association, as agent, and the Registrant (included as an exhibit to Registrant’s Form 10-K for fiscal year 2001 and incorporated herein by reference).
4(f)	First Amendment to Revolving Credit, Term Loan and Security Agreement dated February 7, 2002 (included as an exhibit to Registrant’s Form 10-K for fiscal year 2001 and incorporated herein by reference).
4(g)	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated February 25, 2002 (included as an exhibit to Registrant’s Form 10-K for fiscal year 2001 and incorporated herein by reference).
4(h)	Third Amendment to Revolving Credit, Term Loan and Security Agreement dated July 26, 2002 (included as an exhibit to Registrant’s Form 10-Q for quarter ended September 30, 2002 and incorporated herein by reference).
4(i)	Fourth Amendment to Revolving Credit Term Loan and Security Agreement dated October 23, 2002 (included an exhibit to Registrant’s Form 10-Q for quarter ended September 30, 2002 and incorporated herein by reference).
*10(b)	1992 Stock Incentive Plan.
*10(c)	Consulting Agreement by and between the Registrant and Robert F. Burkhardt.
*10(d)	Employment Agreement by and between the Registrant and William A. Foley (included as an Exhibit to Registrant’s Form 10-K for fiscal year 1998 and incorporated herein by reference).
*10(e)	Amendment to the Employment Agreement between Registrant and William A. Foley, dated April 3, 2002 (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).
*10(f)	Amendment to the Employment Agreement between Registrant and William A. Foley, dated January 14, 2003.
*10(g)	2000 Stock Incentive Plan.
*10(h)	2000 Broad Based Stock Option Plan, as amended and restated.
*10(i)	Employment Agreement by and between the Registrant and Michael P. DiMino (included as an Exhibit to Registrant’s Form 10-K for fiscal year 2001 and incorporated herein by reference).

Exhibit

*10(j)	Employment Agreement by and between the Registrant and Jeffrey L. Rutherford.
*10(k)	Separation Agreement by and between the Registrant and Patricia W. Pribisko.
21	Subsidiaries of the registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.

*	Management contract or compensatory plan or arrangement.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

LESCO, Inc.
Board of Directors and Shareholders LESCO, Inc.

      We have audited the accompanying consolidated balance sheets of LESCO, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 1, 2003

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$511,705	$504,268	$499,643
Cost of sales	341,268	349,303	337,644
Cost of sales inventory markdown — Note 1	9,225	—	—

Gross profit on sales	161,212	154,965	161,999
Warehouse & delivery expense	44,201	45,416	42,315
Selling expense	79,187	75,643	74,887
General & administrative expense	31,482	31,231	25,742
Provision for doubtful accounts	2,243	2,247	2,300
Asset rationalization — Note 2	12,044	—	—
Severance expense — Note 2	3,523	790	370

	172,680	155,327	145,614
Income (loss) from operations	(11,468)	(362)	16,385
Customer finance charges	1,822	2,399	2,489
Joint venture income (loss)	164	(538)	(33)
Loss on sale of fixed assets	(93)	(321)	(187)
Other income	682	609	879
Other expense	(862)	(515)	(417)

	1,713	1,634	2,731
Income (loss) before interest and taxes	(9,755)	1,272	19,116
Interest expense	4,933	6,116	6,899

Income (loss) before taxes, extraordinary charge and cumulative effect of accounting change	(14,688)	(4,844)	12,217
Income taxes provision (benefit) — Note 5	(4,679)	(1,960)	4,829

Income (loss) before extraordinary charge and cumulative effect of accounting change	(10,009)	(2,884)	7,388
Extraordinary charge, net of taxes of $1,697 — Note 3	(2,853)	—	—
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735 — Note 10	(4,597)	—	—

Net income (loss)	$(17,459)	$(2,884)	$7,388

Basic earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.19)	$(0.34)	$0.87
Diluted earnings (loss) per share:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$(1.19)	$(0.34)	$0.87
Extraordinary charge, net of taxes	(0.33)	—	—
Cumulative effect of accounting change, net of taxes	(0.54)	—	—

Basic earnings (loss) per share	$(2.06)	$(0.34)	$0.87

Diluted earnings (loss) per share	$(2.06)	$(0.34)	$0.86

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash	$1,354	$5,035
Accounts receivable — net of allowance of $4,980 and $4,370, respectively	68,188	37,571
Inventories
Raw materials	10,977	10,197
Finished goods	75,860	82,799

Total inventories	86,837	92,996
Deferred income taxes	3,400	1,753
Prepaid expenses and other assets	6,171	6,333

TOTAL CURRENT ASSETS	165,950	143,688
Property, plant and equipment	80,989	96,936
Less allowance for depreciation and amortization	47,051	47,676

Net property, plant and equipment	33,938	49,260
Assets held for sale	325	653
Goodwill	—	7,332
Other assets	3,769	3,663

TOTAL ASSETS	$203,982	$204,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,439	$46,847
Other current liabilities	9,488	5,314
Salaries, wages and profit sharing accruals	6,802	3,867
Asset rationalization and severance accruals	3,579	—
Revolving credit facility	57,052	—
Current portion of debt	1,148	39,721

TOTAL CURRENT LIABILITIES	116,508	95,749
Long-term debt	10,227	11,390
Deferred income taxes	314	3,541
SHAREHOLDERS’ EQUITY:
Preferred shares — without par value — 500,000 shares authorized; 1,523 share issued and outstanding in 2002, liquidation value $1,000 per share	1,630	—
Common shares — without par value — 19,500,000 shares authorized; 8,637,563 shares issued and 8,523,914 outstanding in 2002; 8,628,563 shares issued and 8,560,120 shares outstanding in 2001	864	863
Paid-in capital	34,901	34,800
Retained earnings	42,642	60,208
Accumulated other comprehensive loss	(1,149)	—
Less treasury shares, 113,649 in 2002 and 68,443 in 2001	(1,955)	(1,263)
Unearned compensation	—	(692)

TOTAL SHAREHOLDERS’ EQUITY	76,933	93,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,982	$204,596

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

	2002	2001	2000

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss) before extraordinary charge and cumulative effect of accounting change	$(10,009)	$(2,884)	$7,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,483	8,886	8,296
Amortization of deferred financing fees and other	1,062	1,056	613
Asset rationalization	12,044	—	—
Inventory markdown	9,225	—	—
Loss on sale of fixed assets	93	321	187
Deferred income taxes	(1,280)	544	(352)
Decrease (increase) in accounts receivable	(1,660)	6,832	(13,004)
Provision for uncollectible accounts receivable	2,243	2,247	2,300
(Increase) decrease in inventories	(3,066)	7,047	831
Increase (decrease) in accounts payable	2,868	8,202	(565)
Increase (decrease) in other current items	4,878	(1,764)	(390)
Other	(230)	12	225

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,651	30,499	5,529
INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	1,387	77	30
Purchase of property, plant and equipment	(2,660)	(11,085)	(10,249)

NET CASH USED IN INVESTING ACTIVITIES	(1,273)	(11,008)	(10,219)
FINANCING ACTIVITIES:
Sale (purchase) of accounts receivable	(31,200)	31,200	—
Increase (decrease) in overdraft balances	(11,276)	5,341	(148)
Proceeds from borrowings	622,703	151,400	278,200
Reduction of borrowings	(605,387)	(200,097)	(273,692)
Issuance of common shares	—	113	337
Acquisition of treasury stock	—	(27)	—
Deferred financing fees	(2,000)	(2,511)	—
Cash dividends and rights redemption	—	(629)	(1,268)
Exercised stock options, net of treasury shares	101	(95)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,059)	(15,305)	3,429

Net change in cash	(3,681)	4,186	(1,261)
Cash — Beginning of the period	5,035	849	2,110

CASH — END OF THE PERIOD	$1,354	$5,035	$849

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares						Accumulated
					Paid-In	Retained	Treasury	Unearned	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Shares	Compensation	Loss	Total

	(In thousands, except share data)
Balance at January 1, 2000			8,536,410	$854	$33,594	$57,610	$(684)	$(832)	$—	$90,542
Issuance of common shares			30,726	3	396					399
Issuance of restricted common shares			48,192	5	778			(408)		375
Treasury share transactions (23,776 shares)							(470)	470		—
Amortization of unearned compensation						(1,268)				(1,268)
Net income						7,388				7,388

Balance at December 31, 2000			8,615,328	862	34,768	63,730	(1,154)	(770)	—	$97,436
Issuance of common shares			12,875	1	113					114
Issuance of restricted common shares			360		4		(82)	78		—
Treasury share transactions (7,350 shares)							(27)			(27)
Rights redemption					(85)					(85)
Dividends paid — $.075 per share						(638)				(638)
Net loss						(2,884)				(2,884)

Balance at December 31, 2001			8,628,563	$863	$34,800	$60,208	$(1,263)	$(692)	—	$93,916
Change in value of interest rate swap									(1,149)	(1,149)
Net loss						(17,459)				(17,459)

Total Comprehensive loss										(18,608)
Forfeiture of restricted common shares, treasury share transactions (45,206 shares)							(692)	692		—
Issuance of common shares (exercised options)			9,000	1	101					102
Issuance of preferred stock	1,523	1,523								1,523
Preferred stock dividend	107	107				(107)				—

Balance at December 31, 2002	1,630	$1,630	8,637,563	$864	$34,901	$42,642	$(1,955)	$0	$(1,149)	$76,933

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Nature of Business: LESCO, Inc. (“LESCO” or “The Company”) is a specialty provider of products for the professional turf care market, including turf control products, fertilizer and combination products, grass seed and equipment, to the professional sector of the green industry. The Company distributes products through 227 Service Centers, 77 Stores-on-Wheels, 68 lawn care sales representatives and 46 golf sales representatives and other direct sales efforts. The Company operates 12 distribution hubs and four plants to distribute and manufacture turf care products and has partnered with a manufacturer to supply equipment to the Company through a joint venture agreement.

      During 2002 the Company completed a senior management restructuring and sales force reorganization. As a result of the restructuring and reorganization, the Company’s internal reporting structure has been realigned to a single operating segment. The President and Chief Executive Officer is the Company’s chief operating decision maker and, as such, makes decisions on resource allocation and reviews the profit and loss of this single segment.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions by management, and actual results may differ from these estimates.

Note 1	Summary of Significant Accounting Policies

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of LESCO and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with current-year reporting presentations.

      Revenue Recognition: The Company recognizes revenue when goods are shipped and title passes to the customer.

      Accounts Receivable and Allowance for Doubtful Accounts: Substantially all of the Company’s accounts receivable are due from companies in the green industry located throughout the United States. Credit is extended based on an evaluation of each customer’s financial condition, collateral is generally not required. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. The allowance is based on the Company’s historical experience with approximately 130,000 active customers.

      Accounts receivable consist of the following:

	2002	2001

	(In thousands)
Total trade accounts receivable	$63,724	$66,005
Less amount sold	—	(31,200)

Retained interest	63,724	34,805
Other receivables	9,444	7,136
Allowance for doubtful accounts	(4,980)	(4,370)

	$68,188	$37,571

      On April 24, 2001, the Company entered into an accounts receivable securitization agreement which was scheduled to mature in 2004, to finance up to $50 million (total commitment) of its domestic accounts receivable. Under this arrangement, undivided interests in the Company’s domestic accounts receivable were sold through a special purpose entity (SPE), a wholly owned subsidiary of the Company, without recourse, to a financial conduit. During 2001, the following transactions occurred between the Company and the SPE: proceeds from the accounts receivable sales, $323,200,000; servicing fees received, $128,000; payments received on investment in accounts receivable, $292,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, undivided interests in the accounts receivable pool aggregating $31.2 million were sold under this arrangement. The proceeds were used to pay down the Company’s debt and are reported as financing cash flows in the consolidated statements of cash flows. In conjunction with the January 14, 2002 refinancing described in Note 3, the Company repurchased these receivables and liquidated the subsidiary.

      Inventories and Inventory Markdown: Inventories are valued principally at the lower of cost (average cost method) or market. The Company records a provision for inventory shrink, based on historical experience. Warehousing, transportation and procurement costs as well as rebates earned are capitalized to inventory on hand and expensed or rebates are recognized when the inventory is sold.

      The Company has an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKU”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specified periods, until the costs are marked down to zero. At that point the product will be liquidated. This progressive markdown policy replaced the Company’s prior obsolescence policy, which maintained a reserve for slow moving parts, discontinued inventory and products with limited shelf lives, recognizing inventories at net realizable value.

      In preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. In June, the Company recorded a $9.5 million charge, net of the obsolescence reserve, to markdown the cost of these discontinued SKUs to their expected net realizable value. As of December 31, 2002, these discontinued SKUs have been substantially liquidated. Sales of discontinued SKUs were recorded to operating results at historical gross profit margins. Gross profit on these sales that exceeded historical gross profit margins was credited to the reserve. Upon the completion of the liquidation of the discontinued SKUs, $356,000 of the original reserve remained. The remaining reserve was reversed and the credit is included as Cost of Sales Inventory Markdown on the Consolidated Statements of Operations. Since July 1, 2002, additional SKUs have been discontinued and their carrying cost has been reduced to net realizable value. The markdown reserve was $1.0 million at December 31, 2002 and $1.8 million at December 31, 2001.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over three to 12 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized.

      Property, Plant and Equipment consist of the following:

	December 31,

	2002	2001

	(In thousands)
Land	$934	$944
Buildings and improvements	21,620	24,793
Machinery and equipment	25,896	40,382
Furniture and fixtures	32,539	30,817

Subtotal	80,989	96,936
Less allowance for depreciation and amortization	(47,051)	(47,676)

Net property, plant and equipment	$33,938	$49,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation expense consists of the following:

	December 31,

	2002	2001	2000

	(In thousands)
Cost of sales	$3,783	$4,199	$3,718
Warehousing & delivery expense	443	586	781
Selling expense	832	818	945
General and administrative expense	3,425	3,283	2,852

Total	$8,483	$8,886	$8,296

Other Assets:

      Other assets consist of the following:

	December 31,

	2002	2001

	(In thousands)
Deferred financing	$2,226	$1,472
Patents and trademarks — net (see Note 10)	—	1,740
Note receivable, long-term	930	—
Investment in joint venture	(65)	(272)
Deposits and other	678	723

Total other assets	$3,769	$3,663

      Deferred financing relates to costs incurred to obtain financing (see Note 3). These costs are amortized over the life of the applicable finance agreements. Deposits and other primarily includes lease deposits on properties the Company leases from third parties. The note receivable relates to the sale of the Disputanta facility (see Note 2). For information regarding the Company’s joint venture see Note 9.

      Impairment of Long-Lived Assets: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

      Accrued Liabilities: Certain accrued liabilities, principally employee health care, product warranty and freight, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid.

      Other Expense: Included in Other expense are service charge expense, royalty expense and other miscellaneous expenses.

      Other Income: Included in Other income are discounts earned from non-inventory related accounts payable, sales tax discounts, interest income and miscellaneous income.

      Overdraft Balances: The Company classifies the change in amount of checks issued pending clearance that result in overdraft balances as a financing activity in the Statement of Cash Flows. The overdraft balances were $2.1 million, $13.4 million and $8.0 million for 2002, 2001 and 2000, respectively.

      Stock Based Compensation: The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation Transition and Disclosure an amendment to SFAS No. 123.” Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.

      Accordingly, no compensation expense has been recognized for the stock option plans, as permitted under previous accounting standards. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 148, the Company’s net income and related earnings per share would have been changed to the pro forma amounts indicated below:

	Years ended December 31,

	2002	2001	2000

	(In thousands, except share data)
Net (Loss) income – as reported	$(17,459)	$(2,884)	$7,388
Net (Loss) income – pro forma	$(18,127)	$(3,639)	$6,730
(Loss) Earnings per share – as reported
Basic	$(2.06)	$(0.34)	$0.87
Diluted	$(2.06)	$(0.34)	$0.86
(Loss) Earnings per share – pro forma
Basic	$(2.13)	$(0.43)	$0.79
Diluted	$(2.13)	$(0.43)	$0.78

      Included in these pro forma disclosures are stock options issued in 2002, 2001 and 2000 that were assumed 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 2002, 2001 and 2000, respectively: dividend yield of 0.00%, 0.00% and 0.97%; expected stock price volatility of 0.37, 0.35 and 0.32; risk-free interest rate of 4.25%, 4.85% and 4.95%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management’s opinion, does not provide a reliable single measure of fair value of its employee stock options.

Note 2	Asset Rationalization and Severance Expense

      During 2002, the Company completed an asset analysis and finalized plans to rationalize under-performing assets. The plan included ceasing operations at and the decision to sell the Company’s manufacturing facilities in Disputanta, Virginia and Stockton, California. The plan also included the sale of properties in Wellington, Ohio and Windsor, New Jersey (“Properties”). The Company recorded a pretax charge totaling $15.6 million, which is included in the Company’s Consolidated Statements of Operations as Asset Rationalization of $12.1 million and Severance Expense of $3.5 million.

      The asset rationalization included asset impairment charges of $8.9 million, as adjusted, related to the write-down of the Disputanta and Stockton facilities and the Properties to net realizable value and the write-off of patents and trademarks related to products previously manufactured at the Disputanta facility. The Company accounted for the planned sales of the Disputanta and Stockton facilities and the Properties in accordance with the guidelines of SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which was adopted as of January 1, 2002. The asset rationalization also included lease costs of $0.7 million, as adjusted for the aggregate straight-line lease expense for Disputanta and Stockton and other exit costs of $2.5 million, as adjusted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major components of the charge for the asset rationalization and severance expense and the related remaining reserves and accruals as of December 31, 2002 are as follows:

	Asset			Asset
	Impairment	Lease	Other	Rationalization	Severance
	Charges	Costs	Exit Costs	Subtotal	Payments	Total

	(In thousands)
Original charges at June 30, 2002	$9,214	$1,149	$1,681	$12,044	$3,866	$15,910
Adjustments	(361)	(463)	824	—	(343)	(343)

Adjusted charges	8,853	686	2,505	12,044	3,523	15,567
Utilized/spent	(9,571)	(52)	(1,134)	(10,757)	(1,949)	(12,706)
Gain on sale	718	—	—	718	—	718

Asset rationalization and severance accrual December 31, 2002	$—	$634	$1,371	$2,005	$1,574	$3,579

      Through December 31, 2002, asset impairment charges of approximately $9.6 million have been utilized for property write-downs and patents and trademarks write-offs. A remaining estimated net realizable value of $325,000 for Stockton and other facilities is included in Assets Held for Sale. The net realizable value is based predominantly on independent third party appraisals of liquidation value.

      On November 4, 2002 the Disputanta, Virginia facility was sold. The sale included the fixed assets at the facility and patent rights related to products produced at the facility. The Company received $250,000 in cash at closing and a $1,850,000 four-year term note, secured by the fixed assets at the facility. A net gain on the sale of $718,000 was recorded to the asset rationalization reserves. The purchaser has assumed the remainder of the facility lease. The agreement includes a five-year supply agreement, in which the Company guarantees minimum annual purchase quantities of 8,000 tons at a conversion cost of $500 per ton or less, plus raw materials.

      Operations at the Stockton manufacturing facility ceased on September 5, 2002. At December 31, 2002, the Stockton facility and the Properties remain for sale.

      Through December 31, 2002, lease costs of $52,000 have been paid. Remaining future lease payments total $634,000.

      Through December 31, 2002, other exit costs of approximately $1.1 million have been paid. These payments were primarily for the orderly shutdown of closed facilities and various other fees related to closing facilities and the Properties. Such activities are necessary to be able to realize the estimated net realizable values of Stockton and the Properties.

      Through December 31, 2002, severance of approximately $1.9 million has been paid to 82 former employees. Severance remaining to be paid at December 31, 2002, is $1.6 million. The reserve was reduced by $343,000 during the fourth quarter, the amount that the reserve exceeded future severance payments, and the Severance Expense in the Company’s Consolidated Statements of Operations was credited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Debt

      Current debt consists of the following:

	December 31,

	2002	2001

	(In thousands)
Revolving Credit Facility	$57,052	$—
Current portion of long-term debt	1,148	39,721

Total current debt	$58,200	$39,721

      Long-term debt consists of the following:

	December 31,

	2002	2001

	(In thousands)
Term loan	$5,366	$—
Industrial revenue bonds	5,875	5,875
Private placement notes	—	45,000
Other debt	134	236
Sub-total	11,375	51,111
Less current portion	(1,148)	(39,721)

Total long-term debt	$10,227	$11,390

      The annual maturities of long-term debt are as follows:

(In thousands)

Years Ended December 31, 2003	$1,148
2004	1,069
2005	3,283
2006	—
2007	—
2008 and thereafter	5,875

$11,375

      Interest payments were $4,351,000, $6,254,000, and $7,108,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

  Revolving Credit Facility and Term Loan

      On January 14, 2002, the Company’s private placement notes, revolving credit agreement and accounts receivable securitization were refinanced with a $122.3 million senior secured credit facility (Debt Facility). The new Debt Facility includes an amortizing term loan (Term Loan) of approximately $7.3 million and a revolving credit facility (Revolver) of up to $115 million, maturing in January 2005. The term loan is payable in 35 monthly payments of $86,786 and a final payment of $4,252,490 on January 14, 2005. The variable interest on this Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. The Term Loan is secured by unmortgaged real property. Availability under the Revolver is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Revolver is secured by the eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on any dividend payments. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has classified the revolving credit facility as current debt as required by Emerging Issues Task Force 95-22. Management does not expect the financial institution to subsequently accelerate payment of the debt until the Debt Facility’s scheduled maturity. At December 31, 2002, the Company had $25.6 million available to borrow under the terms of the Revolver.

      On July 26, 2002, the Company amended its Debt Facility. The amendment addressed the impact of the charges for inventory markdown, asset rationalization and severance expense on the facility covenants. As of December 31, 2002, the Company is in compliance with all of the restrictive covenants in its Debt Facility, as amended.

  Interest Rate Swap Agreements

      In conjunction with the signing of the Debt Facility, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement (the Swap) expiring in January 2005 with a bank. The Swap converts existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to 4.2% fixed-rate (plus applicable borrowing margin) payments.

      The fair value of the interest rate Swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $1.9 million reduction in fair market value of the Swap agreement as a liability on the balance sheet at December 31, 2002. Since the Swap is completely effective, changes in the fair market value are recorded in accumulated other comprehensive income in Shareholders’ Equity, net of tax. The Company’s comprehensive losses for the twelve months ended December 31, 2002 and December 31, 2001 were as follows:

	For the year ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss)	$(17,459)	$(2,884)	$7,388
Other comprehensive loss(net of tax)	(1,149)	—	—

Total comprehensive income (loss)	$(18,608)	$(2,884)	$7,388

      The Company had a seven-year, $7,000,000 notional amount interest rate swap agreement that expired in June 2002, which effectively converted existing floating-rate payments to 6.335% fixed-rate payments. The change in fair market value was recorded in the Consolidated Statement of Operations until it terminated in June 2002.

  Industrial Revenue Bonds

      The Company has $5,875,000 of industrial revenue bonds outstanding related to its Martins Ferry, Ohio, facility. The bonds mature in 2014. The bonds are secured by a letter of credit of $6,231,000, which is renewed annually in April, and are secured by mortgages on property and equipment with a net book value of $5,153,000 at December 31, 2002. Interest is payable quarterly at a rate based on the comparable tax-exempt market rates (1.75% at December 31, 2002). Under certain circumstances, the Company may convert the interest rate to a fixed rate.

  Fair Market Value

      The carrying amount of the Company’s debt approximates fair market value based upon consideration of current market rates. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognized the $1.9 million reduction in fair market value of the Swap as a liability on the balance sheet at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Early Termination of Debt

      As part of the January 14, 2002 refinancing, the Company paid a prepayment penalty of $3.5 million to the private placement noteholders, of which $2.0 million was paid in cash and $1.5 million was in the form of newly issued Series B cumulative preferred shares with a $1,000 per share liquidation preference. The newly issued preferred shares do not have mandatory redemption or conversion features and carry a 7 percent cumulative annual dividend payable quarterly in additional Series B preferred shares. The Company has recorded an extraordinary charge related to the early termination of debt of approximately $2.9 million, after tax, in the first quarter of 2002.

Note 4	Leases and Other Commitments

      The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 2002, 2001 and 2000 was approximately $20,264,000, $20,166,000 and $18,900,000, respectively. Future minimum lease payments are as follows:

(In thousands)

Years Ended December 31
2003	$19,131
2004	15,693
2005	12,750
2006	7,714
2007	5,183
2008 and thereafter	8,803

$69,274

      At December 31, 2002, the Company is committed to purchasing the seed crop from approximately 34,000 acres of land for prices to be determined by then prevailing market rates. Also, at December 31, 2002, the Company is committed to purchases of 50,000 tons of urea at a fixed price, which approximates market value at December 31, 2002.

Note 5	Income Taxes

      The provision for income taxes in the accompanying Consolidated Statements of Operations consists of the following:

	Years Ended December 31

Income tax provision (benefit)	2002	2001	2000

	(In thousands)
Current:
Federal	$(3,418)	$(2,544)	$4,321
State	19	40	860

Total current taxes	(3,399)	(2,504)	5,181
Deferred taxes	(2,169)	544	150
Valuation allowance	889	—	(502)

Total income tax provision (benefit)	$(4,679)	$(1,960)	$4,829

      In addition to the 2002 income tax benefit of $4.7 million, certain tax benefits were allocated to cumulative effect of accounting change (Goodwill Impairment) and extraordinary charges. The tax benefit allocated to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 cumulative effect of accounting change was $2.7 million. The tax benefit allocated to the 2002 extraordinary charges was $1.7 million.

      The provision for income taxes differs from the statutory rate as follows:

	Years Ended
	December 31

Income tax provision (benefit)	2002	2001	2000

	(In percentages)
Income taxes at statutory rate	(34.0)%	(34.0)%	35.0%
State and local income taxes net of federal income tax benefit	(4.7)	(9.0)	4.6
Effect of graduated tax rate on net deferred tax liability	—	—	1.9
Other	.7	2.5	2.1

Subtotal	(38.0)	(40.5)	43.6
Change in valuation allowance	6.1	—	(4.1)

Income tax provision (benefit)	(31.9)%	(40.5)%	39.5%

      Income tax payments were $19,000, $193,000 and $6,329,000 in 2002, 2001 and 2000, respectively.

      The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2002		December 31, 2001
	Deferred		Deferred

	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Depreciation	—	$3,300	—	$4,861
Allowance for bad debts	$1,970	—	$1,697	—
Accrued employee benefits	554	—	662	—
Net operating loss carryforward federal	451	—	451	—
Net operating loss carryforward state	889	—	602	—
Charitable contribution carryforward	44	—	29	—
Accrued insurance	418	—	135	—
Inventory reserves	—	1,469	—	666
Accrued compensation	1,095	—	636	—
Prepaid expenses	—	746	—	439
Goodwill	2,472	—	—	—
Interest Rate Swap	735	—	—	—
Restructuring	782	—	—	—
Other	80	—	—	34
Valuation Allowance	(889)	—	—	—

Total	$8,601	$5,515	$4,212	$6,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the change in the net deferred tax asset / (liability) from December 31, 2001 to December 31, 2002:

Net deferred tax liability at December 31, 2001	$(1,788)
Deferred tax benefit – recorded in income tax provision	2,169
Valuation allowance – recorded in income tax provision	(889)
Tax benefit of interest rate Swap – recorded in shareholders’ equity	735
Goodwill impairment – recorded as cumulative effect of accounting change	2,859

Net deferred tax asset at December 31, 2002	$3,086

      As of December 31, 2002, the Company had net operating loss carryforwards of $1.3 million for Federal income tax reporting purposes of which $451,000 is recorded as a deferred tax asset on the Consolidated Balance Sheet. These federal carryforwards will expire in varying amounts, if unused, in years 2003 through 2011. These carryforwards relate to the acquisition of Tri Delta Fertilizer, Inc. in 1998.

      The Company had net operating loss carryforwards of $39.3 million for state income tax reporting purposes at December 31, 2002 of which $889,000 is recorded as a deferred tax asset on the Company’s balance sheet. These state carryforwards will expire in varying amounts, if unused, in years 2006 through 2022. These carryforwards relate to operating losses sustained in the 2001 and 2002 tax years. The Company is uncertain whether a benefit will be realized from the state net operating losses. Therefore, the Company has recorded a full valuation allowance against its recorded state net operating loss deferred assets.

Note 6	Capital Stock and Stock Plans

      Stock Based Compensation: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At December 31, 2002, there were 297,061 shares reserved for future grants, consisting of 132,836 under the 1992 and 2000 Stock Incentive plans, 71,225 under the 2000 Broad-Based Stock Option Plan and 93,000 under the 1995 Directors’ Stock Option Plan. Options issued pursuant to any of the Company’s plans are exercisable for up to 10 years at an option price equal to the fair market value on the date the option was granted.

      The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans at an exercise price equal to fair market value in connection with the employment of key employees. Additional paid-in capital includes tax benefits of $0, $20,000 and $60,000 relating to the exercise of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options in 2002, 2001 and 2000, respectively. The following table summarizes the changes in the outstanding options for the three years ended December 31, 2002:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding – beginning of year	1,602,270	$14.82	1,386,762	$16.11	1,000,589	$15.79
Granted	801,025	9.96	382,521	11.26	461,047	16.40
Exercised	(9,000)	11.33	(12,375)	7.00	(31,962)	11.31
Canceled/forfeited	(360,383)	15.40	(154,638)	16.40	(42,912)	17.15

Outstanding – end of year	2,033,912	$11.12	1,602,270	$14.82	1,386,762	$16.11

Option price range at end of year		$6.66 to		$6.66 to		$7.00 to
		$23.00		$23.00		$23.00
Exercisable – end of year	1,409,885		1,347,480		1,158,862
Reserved for future grants	297,061		942,228		938,119
Weighted-average fair value of options granted during the year		$3.00		$4.96		$4.56

      The following table summarizes information about stock options outstanding as of December 31, 2002:

Range of	Options	Options	Weighted-Average	Weighted-Average
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life

$6.66 to $11.33	848,516	600,515	$8.49	7.3 years
$11.34 to $15.94	889,683	628,457	$13.99	7.2 years
$16.00 to $23.00	295,713	180,913	$17.95	5.0 years

	2,033,912	1,409,885	$11.12	6.9 years

      Rights Plan: During 2001, the Company’s Board of Directors voted to redeem all of the Rights issued under the Company’s shareholder Rights plan. Pursuant to the shareholder Rights plan, immediately upon that action by the Board of Directors, holders of Rights may no longer exercise those Rights. Holders of the Rights have been paid a redemption price of $.01 per Right.

      Performance Plan: The Company had long-term performance plans, which granted restricted common share awards to certain officers. These officers were entitled to receive common shares of the Company based upon certain performance criteria over a three-year performance period. In 2002, all remaining shares were forfeited and the performance plans were terminated as of December 31, 2002. This activity is reflected in Shareholders’ Equity as “Unearned Compensation”.

Note 7	Defined Contribution Retirement Plan

      The Company maintains a defined contribution retirement plan for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the plan. Participants have several investment options available including investing in stock of the Company. The Plan does not require participants to invest their contribution or the Company’s contribution in stock of the Company. At December 31, 2002, approximately 23.2% of the Plan’s assets, at market value, were invested in the Company’s stock. Company contributions to the plan were $1,220,000, $836,000 and $791,000 for 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2002	2001	2000

Numerator:
Net income (loss)	$(17,459,000)	$(2,884,000)	$7,388,000
Preferred stock dividend	(107,000)	—	—

Net income (loss) available to common shareholders	$(17,566,000)	$(2,884,000)	$7,388,000
Denominator:
Denominator for basic (loss) earnings per share – weighted-average shares	8,519,789	8,469,681	8,469,063
Effect of dilutive securities:
Stock options	N/A	N/A	142,559
Restricted shares	N/A	N/A	12,219

Dilutive potential common shares	N/A	N/A	154,778
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	8,519,789	8,469,681	8,623,841

(Loss) Earnings Per Share:
Basic	$(2.06)	$(0.34)	$0.87
Diluted	$(2.06)	$(0.34)	$0.86

Note 9	Investment in Commercial Turf Products, LTD.

      The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP), that is accounted for under the equity method of accounting. The other 50% investment in CTP is owned by MTD Products Inc (MTD).

      CTP manufactures zero-turn riding mowers, walk-behind mowers, spreaders and sprayers. CTP’s products are manufactured and sold exclusively to its two owners. The owners, LESCO and MTD (the Owners), distribute, market and sell CTP’s products under the various LESCO and MTD brand names.

      Each Owner, LESCO and MTD, has guaranteed 50% of certain liabilities of CTP aggregating $8,355,000 at December 31, 2002. These liabilities mature through 2004 and bear interest at rates ranging from 1.7% to 4.25%. Through December 31, 2002, the Company invested $700,000 in CTP and extended advances of $3,870,000 for a total investment of $4,570,000. During the same time period the Company has recognized losses for the joint venture of $4,635,000 resulting in an investment (deferred credit) in CTP of $65,000 at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CTP’s financial information at December 31 is as follows:

	December 31

	2002	2001	2000

	(In thousands)
Current assets	$6,308	$11,943	$8,569
Non-current assets	7,592	7,946	8,194

Total assets	13,900	19,889	16,763
Current liabilities	6,095	11,685	9,021
Non-current liabilities (excludes owners’ advances)	7,935	8,750	7,210

Total liabilities (excludes owners’ advances)	14,030	20,435	16,231
Net sales	44,898	34,082	40,773
Gross profit	3,376	1,852	3,426
Net income (loss)	414	(1,074)	(66)

Note 10	Goodwill and Other Intangibles

      In September 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). As of January 1, 2002 the Company’s testing indicated that potential goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects consolidated results adjusted as if the adoption of SFAS 142 occurred on January 1, 2000.

	For the year ended December 31,

	2002	2001	2000

	(In thousands, except per share
	data)
Income (loss) before extraordinary charge and cumulative effect of accounting change: As reported	$(10,009)	$(2,884)	$7,388
As reported Goodwill amortization ($0, $219, $203 tax effect, respectively)	—	364	337

As adjusted	$(10,009)	$(2,520)	$7,725

Basic income (loss) per share as reported	$(1.19)	$(0.34)	$0.87
Goodwill amortization ($0, $0.03, $0.03 tax effect, respectively)	—	0.04	0.03

As adjusted	$(1.19)	$(0.30)	$0.90

Diluted income (loss) per share as reported	$(1.19)	$(0.34)	$0.86
Goodwill amortization ($0, $0.03 $0.03 tax effect, respectively)	—	0.04	0.03

As adjusted	$(1.19)	$(0.30)	$0.89

Net income (loss): As reported	$(17,459)	$(2,884)	$7,338
Goodwill amortization ($0, $219, $203 tax effect, respectively)	—	364	337

As adjusted	$(17,459)	$(2,520)	$7,725

Basic income (loss) per share as reported	$(2.06)	$(0.34)	$0.87
Goodwill amortization ($0, $0.03, $0.03 tax effect, respectively)	—	0.04	0.03

As adjusted	$(2.06)	$(0.30)	$0.90

Diluted income (loss) per share as reported	$(2.06)	$(0.34)	$0.86
Goodwill amortization ($0, $0.03, $0.03 tax effect, respectively)	—	0.04	0.03

As adjusted	$(2.06)	$(0.30)	$0.89

      Information regarding the Company’s intangible assets subject to amortization is as follows (also see Note 2):

	2002			2001

	Patents	Trademarks	Total	Patents	Trademarks	Total

	(In thousands)
Beginning of year balance	$1,551	$188	$1,739	$1,187	$95	$1,282
Amortization expense	(62)	(6)	(68)	(90)	(3)	(93)
Additions/ Disposals*	(1,489)	(182)	(1,671)	454	96	550

End of period balance	$0	$0	$0	$1,551	$188	$1,739

(*See Note 2)

Note 11	Impact of Recently Issued Accounting Standards

      In September 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for the Company in 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over the asset’s life, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon final payment. This Statement requires that a liability be recognized when an asset retirement obligation is identified and a fair value can be reasonably estimated. The Company has not identified any asset retirement obligations and thus believes there will be no impact of adoption on its consolidated financial position, cash flows or results of operations.

      As of May 15, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. The Company is required to adopt this statement for fiscal year beginning January 1, 2003. At time of adoption in the first quarter of 2003, the Company will be required to reclassify the extraordinary charge of $4.5 million related to the early extinguishment of debt to continuing operations.

      In September 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. This Statement is effective for the Company in 2003. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred for exit or disposal activities initiated after December 31, 2002. The adoption will only impact the consolidated financial position or results of operations for future periods where exit or disposal activities occur. The Statement does not require previously issued statements to be restated.

Note 12	Quarterly Results (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	Quarters Ended 2002

	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except share data)
Net sales	$93,479	$166,493	$144,009	$107,724
Gross profit	30,052	47,418	48,647	35,095
Net (loss) income before extraordinary charge and cumulative effect of accounting change	(6,255)	(5,011)	5,094	(3,837)
(Loss) earnings per share before extraordinary charge and cumulative effect of accounting change:
Basic	(0.73)	(0.59)	0.59	(0.45)
Diluted	(0.73)	(0.59)	0.58	(0.45)
Net (loss) income	(13,705)	(5,007)	5,094	(3,837)
(Loss) earnings per share:
Basic	(1.61)	(0.59)	0.59	(0.45)
Diluted	(1.61)	(0.59)	0.58	(0.45)

	Quarters Ended 2001

	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except share data)
Net sales	$90,728	$164,129	$144,084	$105,327
Gross profit	27,397	54,846	41,563	31,159
Net (loss) income	(5,601)	7,535	337	(5,155)
(Loss) earnings per share:
Basic	(0.66)	0.89	0.04	(0.61)
Diluted	(0.66)	0.88	0.04	(0.61)

      (Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not sum to the amount computed on an annual basis.