Form 10-Q
period 2003-03-31
LESCO INC/OH
filed 2003-05-05
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003	Commission File Number 0-13147

LESCO, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0904517
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

15885 Sprague Road
Strongsville, Ohio	44136
(Address of principal executive offices)	(Zip Code)

(440) 783-9250
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

As of April 28, 2003, the registrant had outstanding 8,523,914 common shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31

(In thousands, except per share data)	2003	2002

Net sales	$94,450	$93,479
Cost of sales	63,818	63,427

Gross profit on sales	30,632	30,052
Warehouse & delivery expense	10,302	9,916
Selling expense	21,209	18,482
General & administrative expense	7,353	8,009
Severance expense	—	2,042
Bad debt expense	429	405

	39,293	38,854
Income (loss) from operations	(8,661)	(8,802)
Early retirement of debt agreement	—	(4,550)
Joint venture results	370	—
Customer finance charges	393	386
Other income	180	142
Other expense	(233)	(415)

	710	(4,437)

Loss before interest and taxes and cumulative effect of accounting change	(7,951)	(13,239)
Interest expense	1,288	1,334

Loss before taxes and cumulative effect of accounting change	(9,239)	(14,573)
Income taxes provision (benefit)	(3,492)	(5,465)

Loss before cumulative effect of accounting change	(5,747)	(9,108)
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	4,597

Net loss	$(5,747)	$(13,705)

Basic loss per share:
Loss before cumulative effect of accounting change	$(0.68)	$(1.07)
Diluted loss per share:
Loss before cumulative effect of accounting change	$(0.68)	$(1.07)
Cumulative effect of accounting change, net of taxes	—	(0.54)

Basic and diluted loss per share:	$(0.68)	$(1.61)

See Notes to Consolidated Financial Statements

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	March 31	December 31
(In thousands, except share data)	2003	2002	2002

	(unaudited)		(audited)
ASSETS
CURRENT ASSETS:
Cash	$3,459	$2,520	$1,354
Accounts receivable — net of allowance of $4,825, $4,476 and $4,980, respectively	81,995	82,375	68,188
Inventories
Raw materials	13,694	12,469	10,977
Finished goods	96,100	102,065	75,860

Total inventories	109,794	114,534	86,837
Deferred income taxes	3,003	3,113	3,400
Prepaid expenses and other assets	9,254	8,285	6,171

TOTAL CURRENT ASSETS	207,505	210,827	165,950
Property, plant and equipment	83,261	95,355	80,989
Less allowance for depreciation and amortization	(48,531)	(48,661)	(47,051)

Net property, plant and equipment	34,730	46,694	33,938
Assets held for sale	325	653	325
Other assets	3,948	5,013	3,769
Deferred income taxes	507	—	—

TOTAL ASSETS	$247,015	$263,187	$203,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,414	$71,813	$38,439
Other current liabilities	12,244	8,285	16,290
Asset rationalization and severance	3,008	2,140	3,579
Revolving credit facility	92,061	84,816	57,052
Current portion of debt	1,150	1,140	1,148

TOTAL CURRENT LIABILITIES	165,877	168,194	116,508
Long-term debt	9,941	12,148	10,227
Deferred income taxes	—	901	314
SHAREHOLDERS’ EQUITY:
Preferred shares— without par value— 500,000 shares authorized; 1,523 share issued and outstanding in 2003, liquidation value $1,000 per share	1,656	1,523	1,630
Common shares—without par value— 19,500,000 shares authorized; 8,637,563 shares issued and 8,523,914 outstanding at March 31, 2003 and December 31, 2002, at March 31, 2002 8,628,563 shares were issued and 8,536,786 outstanding	864	863	864
Paid-in capital	34,901	34,800	34,901
Retained earnings	36,869	46,503	42,642
Accumulated other comprehensive income (loss)	(1,138)	209	(1,149)
Less treasury shares, 113,649 at March 31, 2003, 91,777 at March 31, 2002, and 113,649 at December 31, 2002	(1,955)	(1,623)	(1,955)
Unearned compensation	—	(331)	—

TOTAL SHAREHOLDERS’ EQUITY	71,197	81,944	76,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$247,015	$263,187	$203,982

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31

(In thousands)	2003	2002

OPERATING ACTIVITIES:
Net income (loss), before cumulative effect of accounting change	$(5,747)	$(9,108)
Adjustments to reconcile net income to net cash provided by operating activities:
Early retirement of debt agreement	—	4,550
Depreciation and Amortization	2,126	2,560
Deferred income taxes	(430)	—
Decrease (increase) in accounts receivable	(14,236)	(14,009)
Provision for uncollectible accounts receivable	429	405
(Increase) decrease in inventories	(22,957)	(21,538)
Increase (decrease) in accounts payable	15,540	27,735
Increase (decrease) in other current items	(7,683)	(1,471)
Other	(439)	(2,622)

NET CASH (USED) BY OPERATING ACTIVITIES	(33,397)	(13,498)
INVESTING ACTIVITIES:
Purchase of property, plant and equipment -net	(2,658)	(251)

NET CASH USED IN INVESTING ACTIVITIES	(2,658)	(251)
FINANCING ACTIVITIES:
Sale (purchase) of accounts receivable	—	(31,200)
Increase (decrease) in overdraft balances	3,435	(2,769)
Proceeds from borrowings	127,642	155,332
Reduction of borrowings	(92,917)	(108,339)
Deferred financing fees		(1,790)

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,160	11,234

Net change in cash	2,105	(2,515)
Cash — Beginning of the period	1,354	5,035

CASH — END OF THE PERIOD	$3,459	$2,520

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Regulation S-X and Form 10-Q. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K.

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Certain costs have been reclassified in the prior period to conform with current year presentation.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31

(In thousands, except per share data)	2003	2002

Numerator:
Income (loss) before cumulative effect of accounting change	$(5,747)	$(9,108)
Preferred stock dividends	(27)	(27)

Income (loss) available to common shareholders	(5,774)	(9,135)
Cumulative effect of accounting change, net of taxes	—	(4,597)

Net income (loss) available to common shareholders	$(5,774)	$(13,732)

Denominator:
Basic earnings per share- weighted average shares	8,523,914	8,514,914
Effect of dilutive securities:
Employee stock options	—	—

Diluted potential common shares	—	—
Diluted earnings per share adjusted weighted average shares and assumed conversions	8,523,914	8,514,914

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.68)	$(1.07)
Cumulative effect of accounting change, net of taxes	—	(0.54)

Basic earnings (loss) per share:	$(0.68)	$(1.61)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.68)	$(1.07)
Cumulative effect of accounting change, net of taxes	—	(0.54)

Diluted earnings (loss) per share:	$(0.68)	$(1.61)

NOTE C – Sales Information

     The Lawn Care customer channel (Lawn Care) operates 237 LESCO Service Centers®, including 10 Service Centers opened in the first quarter of 2003. The channel includes 68 lawn care sales representatives who market products on a localized basis. The primary products sold by Lawn Care are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. Lawn Care markets and sells products principally to lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. The Company plans to open an additional 12 Service Centers in the remainder of 2003.

     Additionally, the Lawn Care customer channel markets and sells products to large national and regional lawn care customers through a separate group of 13 sales representatives. This sales group also distributes selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country. Lawn Care also markets products by mail order catalog and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. In addition, Lawn Care markets products internationally principally through foreign distributors.

     The Golf customer channel (Golf) markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 78 LESCO Stores-on-Wheels® and through 46 golf sales representatives strategically located in various markets. The primary products sold by Golf are turf care products, including turf and pest control products, fertilizer, grass seed, hand held equipment and golf course accessories. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks.

     Sales results by customer channel, product lines and geographic zones are as follows:

LESCO, INC.

	Three Months Ended March 31

(In thousands)	2003	2002

Customer Channels
Lawn Care	$77,666	74,677
Golf	17,845	19,639
Sales credits and rebates	(1,061)	(837)

Net Sales	$94,450	$93,479

Product Lines
Fertilizer & combination products	$46,404	46,054
Control products	21,336	21,862
Equipment, parts & service	14,259	12,627
Turfgrass seed	6,790	6,937
Pest Control	3,304	3,110
Other	3,418	3,726
Sales credits and rebates	(1,061)	(837)

Net Sales	$94,450	$93,479

Geographic Zones
Northeast	$15,915	17,503
Mid Central	15,666	13,236
Transition	18,362	17,399
Southeast	20,970	19,885
West	3,204	3,279
National Accounts	21,394	23,014
Sales credits and rebates	(1,061)	(837)

Net Sales	$94,450	$93,479

NOTE D – Other Assets

Other assets consist of the following:

	March 31	March 31	December 31
(In thousands)	2003	2002	2002

Deferred financing	1,866	2,710	2,226
Note receivable long term	930	—	930
Investment in joint venture (see NOTE I)	448	(271)	(65)
Deposits and other	704	717	678
Patents and trademarks – net	—	1,857	—

Total other assets	$3,948	$5,013	$3,769

     Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the finance agreement. The note receivable long term arose in connection with the sale of the Novex facility. Deposits and other primarily includes deposits on properties the Company rents.

NOTE E – Asset Rationalization and Severance Expense

     Major components of the asset rationalization and severance accrual as of March 31, 2003 and December 31, 2002 are as follows:

(In thousands)	Lease Costs	Other Exit Costs	Severance Payments	Total

December 31, 2002	$634	$1,371	$1,574	$3,579
Utilized/spent	(5)	(211)	(361)	(571)

March 31, 2003	$629	$1,160	$1,219	$3,008

NOTE F – Debt

     The Company’s $122.3 million senior secured credit facility (Debt Facility) includes an amortizing term loan of approximately $7.3 million, of which $5.1 million remains outstanding, and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on the Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the revolving portion of the Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets. As of March 31, 2003, the Company is in compliance with all of the restrictive covenants in its Debt Facility, as amended.

NOTE G – Stock Based Compensation

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

     Accordingly, no compensation expense has been recognized for the stock option plans, as permitted. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 148, the Company’s net income and related earnings per share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31,

(In thousands, except per share data)	2003	2002

Net (Loss) income – as reported	$(5,747)	$(13,705)
Net (Loss) income – pro forma	$(6,335)	$(14,124)
(Loss) Earnings per share – as reported
Basic	$(0.68)	$(1.61)
Diluted	$(0.68)	$(1.61)
(Loss) Earnings per share – pro forma
Basic	$(0.74)	$(1.66)
Diluted	$(0.74)	$(1.66)

     Included in these pro forma disclosures are stock options issued in 2003 and 2002 that were assumed 100% vested by the end of the year in which the options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 2003 and 2002, respectively: dividend yield of 0.00% and 0.00% expected stock price volatility of 0.37 and 0.37; risk-free interest rate of 4.25% and 4.25%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management’s opinion, does not provide a reliable single measure of fair value of its employee stock options.

NOTE H – Derivatives and Comprehensive Income / Loss

     The Company entered into an interest rate swap in accordance with its Debt Facility. The Company will only enter into interest rate swap agreements with major financial institutions that are considered to be market makers.

     The interest rate swap agreement is a three-year, $40.5 million notional amount interest rate swap expiring in January 2005, which converts existing variable-rate (based on LIBOR or prime rates), plus applicable borrowing margin of 2.75% to 3.00%, payments to 4.2% fixed-rate, plus applicable borrowing margin, payments. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $1.9 million fair market value of the swap agreement as a liability on the balance sheet at March 31, 2003. Since the swap is completely effective, changes in the fair market value are recorded in accumulated other comprehensive income under Shareholders

Equity, net of tax. The Company’s comprehensive losses for three months ended March 31, 2003 and March 31, 2002 were as follows:

	For the three months ended

(In thousands)	March 31, 2003	March 31, 2002

Net income (loss)	$(5,747)	$(13,705)
Other comprehensive income	11	209

Total comprehensive income (loss)	$(5,736)	$(13,496)

NOTE I – Investment in Commercial Turf Products, LTD.

     The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP) that is accounted for under the equity method of accounting. CTP’s net sales for the three months ended March 31, 2003 were $15.8 million. CTP’s gross profit and pre-tax income for the three months ended March 31, 2003 were $1.8 million and $1.0 million, respectively. Under the equity method of accounting, the Company has recorded its portion of pre-tax income of $370,000. The Company’s net investment of $448,000 in CTP is included in Other Assets. Each Owner has guaranteed 50% of certain liabilities of CTP aggregating $9,150,000 at March 31, 2003. These liabilities mature through 2004 and bear interest at rates ranging from 1.7% to 4.25%.

NOTE J – Depreciation Expense

     Depreciation expense consists of the following:

	March 31,

(in thousands)	2003	2002

Cost of Sales	697	1,137

Warehouse & delivery expense	126	93

Selling expense	147	224

General and Administrative expense	896	861

Total	$1,866	2,315

NOTE K – Impact of Recently Issued Accounting Standards

     Upon the adoption of SFAS No. 142, the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     As of May 15, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. The Company is required to adopt this statement for fiscal year beginning January 1, 2003. The Company adopted this statement in the first quarter of 2003 and reclassified the extraordinary charge of $4.6 million related to the early extinguishment of debt in the first quarter 2002 to continuing operations.

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Operations

     In the first quarter of 2003, the Company opened ten new Service Center locations and one Store-on-Wheels vehicle. The 10 new Service Center locations and one new Store on Wheels added $238,000 in revenue growth to the Company for the first quarter 2003. The new service centers operating costs, included in selling expense was $439,000 including preopening costs for the quarter of $166,000. The Company plans to open a total of 22 Service Centers in 2003.

Results of Operations

     The Company incurred certain charges in the first quarter of 2002 that were not incurred in 2003 (see following schedule). Management believes that the 2002 results excluding these charges are useful to investors because they provide a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the following statement includes the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP), in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The schedule includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4. The discussion following the schedule references reported results unless otherwise indicated.

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

	2003	2002

	Three Months	Three Months			Results
	Ended	Ended			Excluding
(In thousands, except per share data)	March 31	March 31	Charges		Charges

Net sales	$94,450	$93,479	$—		$93,479
Cost of Sales	63,818	63,427	—		63,427

Gross profit on sales	30,632	30,052	—		30,052
Warehouse & delivery expense	10,302	9,916	—		9,916
Selling expense	21,209	18,482	—		18,482
General & administrative expense	7,353	8,009	—		8,009
Severance expense	—	2,042	(2,042	)(a)	—
Bad debt expense	429	405	—		405

	39,293	38,854	(2,042)		36,812
Income (loss) from operations	(8,661)	(8,802)	(2,042)		(6,760)
Early retirement of debt agreement	—	(4,550)	(4,550	)(b)	—
Joint venture results	370	—	—		—
Customer finance charges	393	386	—		386
Other income	180	142	—		142
Other expense	(233)	(415)	—		(415)

	710	(4,437)	(4,550)		113

Earnings (loss) before interest and taxes (EBIT)	(7,951)	(13,239)	(6,592)		(6,647)
Interest expense	1,288	1,334	—		1,334

Income (loss) before taxes	(9,239)	(14,573)	(6,592)		(7,981)
Income taxes (benefit)	(3,492)	(5,465)	(2,479)		(2,986)

Net income (loss) before cumulative effect of accounting change	$(5,747)	$(9,108)	$(4,113)		$(4,995)

Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	4,597	(4,597	)(c)	—

Net Income (loss)	$(5,747)	$(13,705)	$(8,710)		$(4,995)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.68)	$(1.07)	$0.48		$(0.59)

Basic and diluted loss per share	$(0.68)	$(1.61)	$1.02		$(0.59)

(a)	The Company recorded a $2.0 million pre-tax charge relative to severance for executive terminations.
(b)	The Company recorded a $4.6 million pre-tax charge related to the early termination of debt.
(c)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     Sales for the first quarter ended March 31, 2003 rose 1.0% to $94.5 million compared with $93.5 million in 2002. Unit sales volume was slightly higher in 2003 causing a favorable impact of $2.3 million. Average selling prices were down slightly from the same period of 2002 causing a $1.3 reduction in sales. Sales increased for the Company’s Lawn Care customer channel by $3.0 million, with increases in the Mid Central, Transition and Southeast offsetting flat sales in the Northeast and declines in the West and in bulk sales. Golf sales in 2003 were $1.8 million less than 2002 due to lower sales in Northeast caused by the late spring and poor economic conditions. The Lawn Care customer channel operated 237 LESCO Service Centers ® during the first quarter 2003 compared with 227 stores during 2002. The Golf customer channel operated 78 LESCO Stores-On-Wheels® during the first quarter 2002 compared with 77 in 2002. Sales of the Company’s fertilizer and combination, equipment and pest control rose in the first quarter 2003 over 2002, while sales of control, seed and other products declined.

     Gross profit, as a percent of sales, was 32.43% for the quarter ended March 31, 2003, compared with 32.15% for 2002. The increase of 0.28% resulted from the impact of lower manufacturing expenses of 1.97% and lower inventory shrink expense of 0.96% partially offset by increased cost of raw materials and purchased products of (1.72%) and slightly lower selling prices of (0.93%).

     Delivery and warehouse expenses increased to $10.3 million in the first quarter 2003 from $9.9 million in 2002. Delivery and warehouse costs increased to 10.9% of sales in first quarter 2003 compared to 10.6% of sales in 2002. This increase is due to three new distribution hubs located in Atlanta, GA, Chicago, IL and Plano, TX not in operation in 2002.

     Selling expense was 22.5% of sales in the first quarter 2003 compared to 19.5% in the first quarter 2002. Total selling expense increased by $2.7 million in 2003, primarily due to the increase in the number of lawn care sales representatives totaling $600,000 and the timing effect from the change in the sales force commission program ($1.0 million). Under the Company’s current commission program, progress payments will be earned, expensed and paid each quarter. Under the Company’s previous commission program, no commissions were earned, expensed or paid in the first quarter. An additional 10 Service Center locations and 1 Store on Wheels were added in the first quarter 2003 with additional operating costs of approximately $439,000. Advertising and promotional costs were higher by $375,000 and utilities increased $236,000 due to colder climate conditions early in the year.

     General and administrative costs decreased in 2003 over 2002 by $2.7 million principally due to severance costs of $2.0 million related to senior management changes in the first quarter 2002. Additional decreases in general and administrative were payroll related costs of $395,000, consulting and outside labor of $238,000 and insurance expenses of $153,000. These decreases were partially offset by other administrative costs increases of $86,000.

     Interest expense decreased $46,000 for the first quarter 2003 compared to the first quarter 2002. The effective interest rate for the first quarter 2003 was 6.10% compared to 5.85% for the first quarter 2002. The average borrowing levels were lower by $7.1 million for the first quarter ended March 31, 2003 compared to first quarter 2002.

     Other expense consists primarily of losses on the sale of fixed assets, royalty expense and other miscellaneous expenses.

     The Company’s net loss was $5.7 million or $0.68 per share in the quarter ended March 31, 2003 compared with a net loss of $13.7 million or $1.61 per share in the quarter ended March 31, 2002. Net loss for the first quarter 2002 excluding severance charges, the early retirement of debt and cumulative effect of accounting change was $5.0 million or $0.59 per share.

Liquidity and Capital Resources

     The Company’s $122.3 million senior secured credit facility (Debt Facility) includes an amortizing term loan of approximately $7.3 million, of which $5.1 million remains outstanding, and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on the Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus ..25% to .50%. Availability under the revolving portion of the Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of

$70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets.

     As of March 31, 2003, the Company is in compliance with all of the restrictive covenants in its Debt Facility, as amended. The Company had $17.0 million available to borrow under its Debt Facility as of March 31, 2003.

     Total outstanding debt was $103.2 million as of March 31, 2003 compared to $98.1 million as of March 31, 2002 and $68.4 million as of December 31, 2002.

     The Company’s invested capital (total assets less non-debt related liabilities) as of March 31, 2003 was $174.4 million compared to $180.1 million as of March 31, 2002 and $145.3 million as of December 31, 2002.

	March 31	March 31	December 31
(in thousands)	2003	2002	2002

Assets
Accounts receivable — net	$81.9	$82.4	$68.2
Inventory	109.8	114.5	86.8
Net property, plant and equipment	34.7	46.7	33.9
Remaining other assets	20.6	19.6	15.0

Total Assets	$247.0	$263.2	$203.9
Less: Non-debt related liabilities
Accounts payable	(57.4)	(71.8)	(38.4)
Other current liabilities	(15.2)	(10.4)	(19.9)
Deferred income taxes	—	(0.9)	(0.3)

Invested Capital	$174.4	$180.1	$145.3

Return on invested capital:
EBIT as reported rolling 12 months	$(9.0)	(0.3)	(14.4)
Addback effect of:
Severance expense	1.4	2.0	3.4
Early retirement of debt agreement	—	4.6	4.6
Inventory markdown	9.2	—	9.2
Asset rationalization	12.0	—	12.0

EBIT for ROIC	$13.6	$6.3	$14.8

Earnings before interest and taxes (EBIT)	$13.6	$6.3	$14.8
Taxes on EBIT	5.1	2.4	5.6

Net operating profit after taxes (NOPAT)	$8.5	$3.9	$9.2

Invested capital at period end	$174.4	$180.1	$145.3

Return on Invested Capital (ROIC)	4.9%	2.2%	6.3%

     Invested capital at March 31, 2003 was $174.4 million compared to $180.1 million at March 31, 2002 and $145.3 million at December 31, 2002. The decrease in invested capital of $5.7 million from March 31, 2002 is due primarily to lower inventory of $4.7 million and property, plant and equipment of $12.0 million, offset by lower payables and other liabilities of $10.5 million. The increase in invested capital of $29.1 million from December 31, 2002 is due primarily to higher seasonal inventory levels of inventory of $23.0 million and accounts receivable or $13.7 million.

     Return on invested capital, increased 2.7% for the twelve months ended March 31, 2003 compared with the same period in 2002. For the full year ended December 31, 2002, return on invested capital was 6.3%. The increase over March 31, 2002 relates principally to improved earnings before interest and taxes compared to 2002 and lower invested capital. The lower invested capital was due to the reasons stated in the preceding paragraph.

     Capital expenditures for the first three months of 2003 totaled $2.7 million. These expenditures consisted of improvements to the Company’s information systems totaling $1.6 million which includes $1.4 million for the Unity point of sales system, improvements to manufacturing and hub facilities totaling $507,000 and opening and remodeling Company’s Service Centers and Stores-On-Wheels for a total cost of $599,000.

     The Company believes its current borrowing capacity is adequate to maintain operations and capital requirements through the maturity of the Debt Facility, in January 2005.

Forward-Looking Statements

     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties are based on management’s current belief, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; the condition of the industry and the economy; site availability in designated markets; zoning and other local regulations; and the ability to hire qualified individuals to operate Service Centers. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to Form 10-K for the year ended December 31, 2002.

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

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:	Exhibit 99.1	Michael P. DiMino 906 Certification
		Exhibit 99.2	Jeffrey L. Rutherford 906 Certification

(b)	Reports on Form 8-K:

On February 24, 2003, the Company filed a Form 8-K relating to the Company's 2002 Earnings Release for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

May 2, 2003	/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice President, Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, Michael P. DiMino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LESCO, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

May 2, 2003
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
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

May 2, 2003
/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary