Form 10-Q
period 2003-06-30
LESCO INC/OH
filed 2003-08-14
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13147
For the transition period from to

LESCO, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0904517
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15885 Sprague Road
Strongsville, Ohio	44136
(Address of principal executive offices)	(Zip Code)

(440) 783-9250
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    No  X

As of July 31, 2003 the registrant had outstanding 8,525,914 common shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2003	2002	2003	2002

Net sales	$172,560	$166,493	$267,010	$259,972
Cost of sales	114,672	109,494	178,490	172,921
Cost of sales inventory markdown	—	9,581	—	9,581

Gross profit on sales	57,888	47,418	88,520	77,470
Warehouse & delivery expense	14,899	12,874	25,202	22,790
Selling expense	22,873	19,968	44,076	38,303
General & administrative expense	7,222	7,092	14,574	15,219
Asset rationalization	—	12,044	—	12,044
Severance expense	447	1,791	453	3,866
Bad debt expense	675	777	1,104	1,182

	46,116	54,546	85,409	93,404
Income (loss) from operations	11,772	(7,128)	3,111	(15,934)
Early retirement of debt agreement	—	—	—	(4,550)
Joint venture results	220	28	590	28
Customer finance charges	256	394	649	780
Other income	295	144	475	268
Other expense	(419)	(142)	(652)	(539)

	352	424	1,062	(4,013)

Income (loss) before interest and taxes and cumulative effect of accounting change	12,124	(6,704)	4,173	(19,947)
Interest expense	1,291	1,323	2,579	2,657

Income (loss) before taxes and cumulative effect of accounting change	10,833	(8,027)	1,594	(22,604)
Income taxes provision (benefit)	4,096	(3,020)	604	(8,485)

Income (loss) before cumulative effect of accounting change	6,737	(5,007)	990	(14,119)
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	—	—	(4,597)

Net income (loss)	$6,737	$(5,007)	$990	$(18,716)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.79	$(0.59)	$0.11	$(1.67)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.77	$(0.59)	$0.11	$(1.67)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.54)

Basic earnings(loss) per share:	$0.79	$(0.59)	$0.11	$(2.21)

Diluted earnings(loss) per share:	$0.77	$(0.59)	$0.11	$(2.21)

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	June 30	December 31
(In thousands)	2003	2002	2002

	(unaudited)		(audited)
ASSETS
CURRENT ASSETS:
Cash	$4,973	$4,043	$1,354
Accounts receivable — net of allowance of $5,144, $4,854 and $4,980, respectively	84,664	84,842	68,188
Inventories
Raw materials	10,839	10,689	10,977
Finished goods	100,207	91,156	75,860

Total inventories	111,046	101,845	86,837
Deferred income taxes	3,719	6,496	3,400
Prepaid expenses and other assets	4,546	8,346	6,171

TOTAL CURRENT ASSETS	208,948	205,572	165,950
Property, plant and equipment	84,451	79,128	80,989
Less allowance for depreciation and amortization	(50,187)	(43,568)	(47,051)

Net property, plant and equipment	34,264	35,560	33,938
Assets held for sale	325	2,417	325
Other assets	3,751	2,911	3,769

TOTAL ASSETS	$247,288	$246,460	$203,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,008	$85,886	$38,439
Other current liabilities	14,559	11,451	16,290
Asset rationalization and severance	2,894	5,990	3,579
Revolving credit facility	56,057	52,403	57,052
Current portion of debt	1,123	1,140	1,148

TOTAL CURRENT LIABILITIES	159,641	156,870	116,508
Long-term debt	9,454	11,863	10,227
Deferred income taxes	209	1,347	314
SHAREHOLDERS’ EQUITY:
Preferred shares— without par value— 500,000 shares authorized; 1,523 shares issued and outstanding in 2003, liquidation value $1,000 per share	1,683	1,523	1,630
Common shares—without par value— 19,500,000 shares authorized; at June 30, 2003 8,639,563 shares issued and 8,525,914 outstanding and at June 30, 2002 8,633,063 shares were issued and 8,541,286 outstanding and at December 31, 2002, 8,637,563 shares were issued and 8,523,914 outstanding	864	863	864
Paid-in capital	34,916	34,850	34,901
Retained earnings	43,580	41,493	42,642
Accumulated other comprehensive loss	(1,104)	(395)	(1,149)
Less treasury shares, 113,649 at June 30, 2003, 91,777 at June 30, 2002, and 113,649 at December 31, 2002	(1,955)	(1,623)	(1,955)
Unearned compensation	—	(331)	—

TOTAL SHAREHOLDERS’ EQUITY	77,984	76,380	76,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$247,288	$246,460	$203,982

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30

(In thousands)	2003	2002

OPERATING ACTIVITIES:
Net income (loss) before cumulative effect of accounting change	$990	$(14,119)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Early retirement of debt agreement	—	4,550
Asset rationalization	—	12,044
Inventory markdown	—	9,581
Depreciation and amortization	4,278	5,185
Deferred income taxes	(452)	(3,948)
Increase in accounts receivable	(17,580)	(17,253)
Provision for uncollectible accounts receivable	1,104	1,182
Increase in inventories	(24,209)	(18,430)
Increase in accounts payable	40,218	29,140
Increase (decrease) in other current items	(718)	1,653
Other	(502)	(1,007)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,129	8,578
INVESTING ACTIVITIES:
Purchase of property, plant and equipment -net	(4,083)	(614)

NET CASH USED IN INVESTING ACTIVITIES	(4,083)	(614)
FINANCING ACTIVITIES:
Sale (purchase) of accounts receivable	—	(31,200)
Increase in overdraft balances	6,351	9,899
Proceeds from borrowings	280,320	306,863
Reduction of borrowings	(282,113)	(292,568)
Deferred financing fees	—	(2,000)
Exercised stock options, net of treasury shares	15	50

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	4,573	(8,956)

Net change in cash	3,619	(992)
Cash — Beginning of the period	1,354	5,035

CASH — END OF THE PERIOD	$4,973	$4,043

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K and the Company’s unaudited financial statements and footnotes for the quarter ended March 31, 2003 included in the Company’s quarterly report on Form 10-Q.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions by management, and actual results may differ from these estimates.

     Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Certain costs and items have been reclassified in the prior period to conform with current year presentation.

     The Company recognizes revenue when goods are shipped to the customer and title passes to the customer. The Company has consigned inventory agreements on certain products. The Company reports gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Sales of consigned inventory were $19.0 million and $15.8 million for the six months ended June 30, 2003 and 2002, respectively.

NOTE B — Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Numerator:
Income (loss) before cumulative effect of accounting change	$6,737	$(5,007)	$990	$(14,119)
Preferred stock dividends	(27)	(27)	(54)	(54)

Income (loss) available to common shareholders	6,710	(5,034)	936	(14,173)
Cumulative effect of accounting change, net of taxes	—	—	—	(4,597)

Net income (loss) available to common shareholders	$6,710	$(5,034)	$936	$(18,770)

Denominator:
Basic earnings per share- weighted average shares	8,525,914	8,516,414	8,525,025	8,515,664
Effect of dilutive securities:
Employee stock options	232,758	200,023	244,763	156,114

Diluted earnings per share adjusted weighted average shares and assumed conversions	8,758,672	8,716,437	8,769,788	8,671,778

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.79	$(0.59)	$0.11	$(1.67)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.54)

Basic earnings (loss) per share	$0.79	$(0.59)	$0.11	$(2.21)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.77	$(0.59)	$0.11	$(1.67)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.54)

Diluted earnings (loss) per share:	$0.77	$(0.59)	$0.11	$(2.21)

NOTE C – Other Assets

Other assets consist of the following:

	June 30	June 30	December 31
(In thousands)	2003	2002	2002

Deferred financing	$1,606	$2,474	$2,226
Long-term note receivable	705	—	930
Investment in joint venture (see NOTE H)	741	(242)	(65)
Deposits and other	699	679	678

Total other assets	$3,751	$2,911	$3,769

     Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the finance agreement. The long-term note receivable arose in connection with the sale of the Novex facility. Deposits and other primarily includes deposits on properties the Company rents.

NOTE D – Asset Rationalization and Severance Expense

     Major components of the asset rationalization and severance expense accrual as of June 30, 2003 and December 31, 2002 are as follows:

(In thousands)	Lease Costs	Other Exit Costs	Severance Payments	Total

December 31, 2002	$634	$1,371	$1,574	$3,579
2003 additions	—	—	453	453
Utilized/spent	(19)	(331)	(788)	(1,138)

June 30, 2003	$615	$1,040	$1,239	$2,894

In 2003, the Company added $453,000 to the accrual for severance payments for employee terminations occurring before June 30, 2003.

NOTE E – Debt

     The Company’s $122.3 million senior secured credit facility, as amended (Debt Facility), includes an amortizing term loan of approximately $7.3 million of which $5.1 million remains outstanding and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on the Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus ..25% to .50%. Availability under the revolving portion of the Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets. As of June 30, 2003, the Company is in compliance with all of the restrictive covenants in its Debt Facility.

NOTE F – Derivatives and Comprehensive Income / Loss

     The Company utilizes an interest rate swap in conjunction with the Debt Facility. The Company will only enter into swap agreements with major financial institutions that are considered to be market makers.

     The interest rate swap agreement is a three-year, $40.5 million notional amount interest rate swap expiring in January 2005, which converts existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to 4.2% fixed-rate (plus applicable borrowing margin) payments. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the bank. The Company recognizes the $1.8 million fair market value of the swap agreement as a liability on the balance sheet at June 30, 2003. Since the swap is completely effective, changes in the fair market value are recorded in accumulated other comprehensive income under Shareholders’ Equity, net of tax. The Company’s comprehensive income (loss) for the six months ended June 30, 2003 and June 30, 2002 were as follows:

	For the six months ended

(In thousands)	June 30, 2003	June 30, 2002

Net income (loss)	$990	$(18,716)
Other comprehensive income (loss)	45	(395)

Total comprehensive income (loss)	$1,035	$(19,111)

NOTE G – Stock Based Compensation

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to SFAS No. 123.” Accordingly, the Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant.

     Accordingly, no compensation expense has been recognized for the stock option plans, as permitted. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 148, the Company’s net income and related earnings per share would have been changed to the pro forma amounts indicated below:

	Six months ended June 30,

(In thousands, except share data)	2003	2002

Net income (loss) – as reported	$990	$(18,716)
Net income (loss) – pro forma	$562	$(19,442)
Earnings (loss) per share – as reported
Basic	$0.11	$(2.21)
Diluted	$0.11	$(2.21)
Earnings (loss) per share – pro forma
Basic	$0.07	$(2.28)
Diluted	$0.06	$(2.28)

     Included in these pro forma disclosures are stock options issued in 2003 and 2002 that vest at various times pursuant to the terms of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for 2003 and 2002, respectively: dividend yield of 0.00% and 0.00%; expected stock price volatility of 37% and 37%; risk-free interest rate of 4.00% and 4.75%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management’s opinion, does not provide a reliable single measure of fair value of its employee stock options.

NOTE H – Investment in Commercial Turf Products, LTD.

     The Company has a 50% investment in Commercial Turf Products, Ltd. (CTP) that is accounted for under the equity method of accounting. The other 50% investment in CTP is owned by MTD Products Inc (MTD). CTP’s net sales for the six months ended June 30, 2003 were $35.3 million. CTP’s gross profit and pre-tax income for the six months ended June 30, 2003 were $4.5 million and $3.1 million, respectively. Under the equity method of accounting, the Company has recorded its 50% portion of pre-tax income of $1,564,000, reduced pre-tax by $217,000 for the Company’s portion of CTP income included in the Company’s inventory and reduced pre-tax by $757,000 to reflect a reduction in the fair value of the Company’s investment in CTP. The Company’s net investment of $741,000 in CTP is included in Other Assets. Each owner has guaranteed 50% of certain liabilities of CTP aggregating $8,145,000 as of June 30, 2003. These liabilities mature through 2004 and bear interest at rates ranging from 1.7% to 4.25%.

NOTE I – Impact of Recently Issued Accounting Standards

     Upon the adoption of SFAS No. 142, the Company wrote off all its goodwill taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     In May 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and technical corrections”. As required, the Company adopted this statement in the first quarter of 2003 and reclassified the extraordinary charge of $4.6 million related to the early extinguishment of debt in the first quarter 2002 to continuing operations.

     In April 2003, FASB issued SFAS No. 149, “Amendment of FASB Statement No. 13 on Derivative Instruments and Hedging Activities”. The Company is required to adopt this statement for agreements entered into or modified after June 30, 2003. The Company believes the adoption will not impact its consolidated financial position or results of operations.

     In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company believes the adoption will not impact its consolidated financial position or results of operations.

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Information

     The Lawn Care customer channel (Lawn Care) operates 245 LESCO Service Centers®, including 9 Service Centers opened in the second quarter of 2003, for a total of 19 new Service Centers in the first half of 2003. The primary products sold by Lawn Care are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. Lawn Care markets and sells products principally to lawn care companies, landscapers, nurseries, municipalities, churches and condominium associations. The Company plans to open an additional two Service Centers in the remainder of 2003.

     Additionally, the Lawn Care customer channel markets and sells products to large national and regional lawn care customers through a separate group of 13 sales representatives. An additional six sales representatives distribute selected products through Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country. Lawn Care also markets products by mail order catalog and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. In addition, Lawn Care markets products internationally, principally through foreign distributors.

     The Golf customer channel (Golf) markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of 72 LESCO Stores-on-Wheels®. The primary products sold by Golf are turf care products, including turf and pest control products, fertilizer, grass seed, hand held equipment and golf course accessories. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks.

Results of Operations

     The Company incurred certain charges in the second quarter and first half of 2002 that were not incurred in 2003 (see following schedule). Management believes that the respective 2002 results excluding these charges are useful to investors because they provide a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the following statement includes the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The statements includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4. The discussion following the statements references reported results unless otherwise indicated.

Operating Results for the Three Months Ended June 30, 2003

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

			2002

	Three Months	Three Months			Results
	Ended	Ended			Excluding
(In thousands, except per share data)	June 30, 2003	June 30, 2002	Charges (a)		Charges (a)

Net sales	$172,560	$166,493	$—		$166,493
Cost of Sales	114,672	109,494	—		109,494
Inventory markdown — cost of sales	—	9,581	(9,581	)(b)	—

Gross profit on sales	57,888	47,418	(9,581)		56,999
Warehouse & delivery expense	14,899	12,874	—		12,874
Selling expense	22,748	19,968	—		19,968
Preopening costs	125	—	—		—
Bad debt expense	675	777	—		777
General & administrative expense	7,222	7,092	—		7,092
Asset rationalization	—	12,044	(12,044	)(c)	—
Severance expense	447	1,791	(1,791	)(d)	—

	46,116	54,546	(13,835)		40,711
Income (loss) from operations	11,772	(7,128)	(23,416)		16,288
Joint venture results	220	28	—		28
Customer finance charges	256	394	—		394
Other income	295	144	—		144
Other expense	(419)	(142)	—		(142)

	352	424	—		424
Earnings (loss) before interest and taxes	12,124	(6,704)	(23,416)		16,712
Interest expense	1,291	1,323	—		1,323

Income (loss) before taxes	10,833	(8,027)	(23,416)		15,389
Income taxes (benefit)	4,096	(3,020)	(8,806	)(e)	5,786

Net income (loss)	$6,737	$(5,007)	$(14,610)		$9,603

Basic earnings (loss) per share	$0.79	$(0.59)	$(1.72)		$1.13

Fully diluted earnings (loss) per share	$0.77	$(0.59)	$(1.69)		$1.10

(a)	The Company incurred certain charges in the second quarter of 2002 that were not incurred in 2003 (see following footnotes b through e). Management believes that the 2002 results excluding these charges are useful to permit a better comparison of operating results from period to period. For purposes of reconciliation and better comparability, the above statement includes the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The schedule includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4.
(b)	The Company recorded a markdown and liquidation of its discontinued SKUs resulting in a $9.6 million pre-tax charge.
(c)	The Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12.0 million pre-tax charge was recorded.
(d)	The Company recorded a $1.8 million pre-tax charge relative to severance for executive, senior and middle management terminations.
(e)	The Company recognized the income tax benefit of the charges of $8.8 million.

     Sales for the second quarter ended June 30, 2003 rose 3.6% to $172.6 million compared to $166.5 million in 2002. Unit sales volume for the second quarter of 2003 was higher than 2002 causing a favorable impact of $6.6 million offset by $0.5 million in reduced sales attributable to slightly lower average selling prices.

     Sales by customer channels for the three months ended June 30 are as follows (in thousands):

	2003	2002

Lawn Care	$131,600	$124,523
Golf	41,732	42,640
Sales credits and rebates	(772)	(670)

Net Sales	$172,560	$166,493

     Sales increased for the Company’s Lawn Care customer channel by $7.1 million. The Lawn Care customer channel operated 245 LESCO Service Centers® during the second quarter 2003 compared with 227 stores during 2002. Golf sales in the second quarter 2003 were $908,000 less than in 2002 due to poor economic conditions in the golf industry. The Golf customer channel operated 78 LESCO Stores-On-Wheels® during the second quarter 2003 compared with 77 in 2002.

     Sales by product line for the three months ended June 30 are as follows (in thousands):

	2003	2002

Fertilizer & combination products	$68,367	$66,953
Control products	52,334	51,390
Equipment, parts & service	22,317	20,927
Turfgrass seed	18,258	15,962
Pest control	5,698	5,371
Other	6,358	6,560
Sales credits and rebates	(772)	(670)

Net Sales	$172,560	$166,493

     Sales of the Company’s fertilizer, combination, control, equipment, turfgrass seed and pest control rose in the second quarter 2003 over 2002, while sales of other products declined.

     Sales by geographic zone for the three months ended June 30 are as follows (in thousands):

	2003	2002

Northeast	$50,738	$49,195
Mid Central	45,627	42,322
Transition	26,355	25,716
Southeast	25,172	24,395
West	5,191	5,302
National Accounts	20,249	20,233
Sales credits and rebates	(772)	(670)

Net Sales	$172,560	$166,493

     Sales have increased in 2003 for all of the Company’s geographic zones, except the West Zone.

     In the second quarter of 2003, the Company opened six new Service Centers, bringing the total through June 30, 2003 to nineteen new Service Center openings, and one new Stores-on-Wheels vehicle. The new 2003 facilities added $3.2 million in revenue growth to the Company for the three months ended June 30, 2003. The new Service Centers’ operating costs, included in selling expense, were $0.8 million, including preopening costs for the quarter of $125,000.

     Gross profit, as a percentage of sales, was 33.5% for the second quarter ended June 30, 2003, compared to 34.2% for 2002, excluding the inventory markdown of $9.6 million. The decrease principally resulted from the impact of increased cost of raw materials and lower selling prices.

     Delivery and warehouse expenses increased to $14.9 million in the second quarter 2003 from $12.9 million in 2002. Delivery and warehouse costs increased to 8.6% of sales in the second quarter 2003 compared to 7.7% of sales in 2002. This increase is due to the Company’s decision to invest in incremental fixed warehousing expense and the revised network start-up costs.

     Selling expense was 13.3% of sales in the second quarter 2003 compared to 12.0% in the second quarter 2002. Total selling expense increased by $2.9 million in second quarter 2003, primarily due to the increased number of lawn care sales representatives, totaling an additional $1.3 million in compensation expenses and the timing effect from the change in the sales force commission program of $387,000. An additional nineteen Service Center locations were added in the second quarter 2003 with additional operating costs of approximately $614,000. Information systems operating costs were higher by $400,000, outside sales representative expense increased by $184,000 and operating expenses increased by $116,000.

     General and administrative costs decreased in second quarter 2003 from 2002 by $130,000, principally due to the elimination of outside professional costs of $239,000 compared to the second quarter 2002. These decreases were offset by increases in payroll related costs and software maintenance.

     Interest expense decreased $32,000 for the second quarter 2003 compared to the second quarter 2002. The effective interest rate for the second quarter 2003 was 6.05% compared to 6.41% for the second quarter 2002. The average borrowing levels were lower by $18.8 million for the second quarter ended June 30, 2003 compared to second quarter 2002.

     Other expense consists primarily of losses on the sale of fixed assets, royalty expense and other miscellaneous expenses.

     The Company’s net income was $6.7 million or $0.77 per share in the quarter ended June 30, 2003 compared with a net loss of $5.0 million or $0.59 per share in the quarter ended June 30, 2002. Net income for the second quarter 2002 excluding inventory markdown, asset rationalization and severance charges was $9.6 million or $1.10 per share.

     The Company incurred certain charges in the second quarter and first half of 2002 that were not incurred in 2003 (see following schedule). Management believes that the respective 2002 results excluding these charges are useful to investors because they provide a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the following statement includes the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The statements includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4. The discussion following the statements references reported results unless otherwise indicated.

Operating Results for the Six Months Ended June 30, 2003

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS- UNAUDITED

			2002

	Six Months	Six Months			Results
	Ended	Ended			Excluding
(In thousands, except per share data)	June 30, 2003	June 30, 2002	Charges (a)		Charges (a)

Net sales	$267,010	$259,972	$—		$259,972
Cost of Sales	178,490	172,921	—		172,921
Inventory markdown — cost of sales	—	9,581	(9,581	) (b)	—

Gross profit on sales	88,520	77,470	(9,581)		87,051
Warehouse & delivery expense	25,202	22,790	—		22,790
Selling expense	43,785	38,303	—		38,303
Preopening costs	291	—	—		—
Bad debt expense	1,104	1,182	—		1,182
General & administrative expense	14,574	15,219			15,219
Asset rationalization	—	12,044	(12,044	) (c)	—
Severance expense	453	3,866	(3,866	) (d)	—

	85,409	93,404	(15,910)		77,494
Income (loss) from operations	3,111	(15,934)	(25,491)		9,557
Early retirement of debt agreement	—	(4,550)	(4,550	) (e)	—
Joint venture results	590	28	—		28
Customer finance charges	649	780	—		780
Other income	475	268	—		268
Other expense	(652)	(539)	—		(539)

	1,062	(4,013)	(4,550)		537
Earnings (loss) before interest and taxes	4,173	(19,947)	(30,041)		10,094
Interest expense	2,579	2,657	—		2,657

Income (loss) before taxes	1,594	(22,604)	(30,041)		7,437
Income taxes (benefit)	604	(8,485)	(11,281	) (f)	2,796

Net income (loss) before cumulative effect of accounting change	990	(14,119)	(18,760)		4,641
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	4,597	(4,597	) (g)	—

Net income (loss)	$990	$(18,716)	$(23,357)		$4,641

Basic earnings (loss) per share before cumulative effect of accounting change	$0.11	$(1.67)	$(2.21)		$0.54

Basic earnings (loss) per share	$0.11	$(2.21)	$(2.74)		$0.53

Fully diluted earnings (loss) per share	$0.11	$(2.21)	$(2.74)		$0.53

(a)	The Company incurred certain charges in the first half of 2002 that were not incurred in 2003 (see following footnotes b through g). Management believes that the 2002 results excluding these charges are useful to permit a better comparison of operating results from period to period. For purposes of reconciliation and better comparability, the above statement includes the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The schedule includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4.

(b)	The Company recorded a markdown and liquidation of its discontinued SKUs resulting in a $9.6 million pre-tax charge.
(c)	The Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12.0 million pre-tax charge was recorded.
(d)	The Company recorded a $3.9 million pre-tax charge relative to severance for executive, senior and middle management terminations.
(e)	The Company recorded a $4.6 million pre-tax charge related to the early termination of debt.
(f)	The Company recognized the income tax benefit of the adjustment for charges (excluding the tax effect of the cumulative effect of accounting change (g)) of $11.3 million.
(g)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     Sales for the first six months ended June 30, 2003 rose 2.7% to $267.0 million compared to $260.0 million in 2002. Unit sales volume was higher in 2003 causing a favorable impact of $8.7 million. Average selling prices were down slightly from the same period of 2002 causing a $1.7 million reduction in sales.

     Sales by customer channel for the six months ended June 30 are as follows (in thousands):

	2003	2002

Lawn Care	$209,213	$199,125
Golf	59,630	62,353
Sales credits and rebates	(1,833)	(1,506)

Net Sales	$267,010	$259,972

      Sales increased for the Company’s Lawn Care customer channel by $10.1 million. Golf sales in 2003 were $2.7 million less than 2002 due to lower sales in the Northeast caused by the late spring and poor economic conditions in the golf industry. The Lawn Care customer channel operated 245 LESCO Service Centers® during the first six months 2003 compared with 227 stores during 2002. The Golf customer channel operated 78 LESCO Stores-On-Wheels® during the first six months 2003 compared with 77 in 2002.

     Sales by product line for the six months ended June 30 are as follows (in thousands):

	2003	2002

Fertilizer & combination products	$114,771	$113,007
Control products	73,670	73,252
Equipment, parts & service	36,576	33,554
Turfgrass seed	25,048	22,899
Pest control	9,002	8,481
Other	9,776	10,285
Sales credits and rebates	(1,833)	(1,506)

Net Sales	$267,010	$259,972

     Sales of the Company’s fertilizer, combination, control, equipment, turfgrass seed and pest control rose in the first six months of 2003 over 2002, while sales of other products declined.

     Sales by geographic zone for the six months ended June 30 are as follows (in thousands):

	2003	2002

Northeast	$67,393	$67,227
Mid Central	61,900	56,243
Transition	45,879	44,313
Southeast	47,904	45,886
West	8,884	8,940
National Accounts	36,883	38,869
Sales credits and rebates	(1,833)	(1,506)

Net Sales	$267,010	$259,972

     Sales have increased in 2003 for all of the Company’s geographic zones, except the West Zone and National Accounts.

     The new 2003 facilities added $3.4 million in revenue growth to the Company for the six months ended June 30, 2003. The new Service Centers’ operating costs, included in selling expense, were $1.3 million, including preopening costs of $291,000 for the six months ended June 30, 2003. The Company plans to open two additional Service Centers in the remainder of 2003.

     Gross profit, as a percent of sales, was 33.2% for the six months ended June 30, 2003, compared to 33.5% for 2002, excluding the inventory markdown of $9.6 million. The decrease resulted from the impact of increased cost of raw materials and purchased products and slightly lower selling prices, partially offset by lower manufacturing expenses and lower inventory shrink expense.

     Delivery and warehouse expenses increased to $25.2 million in the first six months 2003 from $22.8 million in 2002. Delivery and warehouse costs increased to 9.4% of sales in first six months 2003 compared to 8.8% of sales in 2002. This increase was due to the Company’s decision to invest in incremental fixed warehousing expense and the revised network start-up costs.

     Selling expense was 16.5% of sales in the first six months 2003 compared to 14.7% in the first six months 2002. Total selling expense increased by $5.8 million in 2003, primarily due to the increased number of lawn care sales representatives, totaling an additional $1.0 million in compensation expense and the timing effect from the change in the sales force commission program of $1.1 million. Under the Company’s current commission program, progress payments will be earned, expensed and paid each quarter. Under the Company’s previous commission program, no commissions were earned, expensed or paid in the first quarter. An additional nineteen Service Center locations and one Stores-on-Wheels vehicle were added in the first six months 2003 with additional operating costs of approximately $1.1 million. Information systems operating costs were higher by $432,000 and outside sales representative payments increased by $348,000. Advertising and promotional costs were higher by $471,000 and utilities increased $156,000 due to colder climate conditions early in the year.

     General and administrative costs decreased in 2003 over 2002 by $645,000 principally due to payroll related cost reductions of $555,000. Additionally, general and administrative costs for consulting and outside labor decreased by $567,000. These decreases were partially offset by higher product registration fees of $150,000, higher software maintenance expenses of $127,000 and increased other administrative costs of $200,000.

     Interest expense decreased $78,000 for the first six months of 2003 compared to the first six months of 2002. The effective interest rate for the first six months of 2003 was 6.24% compared to 6.21% for the first six months of 2002. The average borrowing levels were lower by $25.1 million for the first six months ended June 30, 2003 compared to the first six months 2002.

     Other expense consists primarily of losses on the sale of fixed assets, royalty expense and other miscellaneous expenses.

     The Company’s net income was $990,000 or $0.11 per share in the six months ended June 30, 2003 compared with a net loss of $18.7 million or $2.21 per share in the six months ended June 30, 2002. Net income for the first six months of 2002 excluding debt retirement, inventory markdown, asset rationalization and severance charges was $4.6 million or $0.53 per share.

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

     As of June 30, 2003, the Company is in compliance with all of the restrictive covenants of its Debt Facility, as amended. The Company had $52.6 million available to borrow under its Debt Facility as of June 30, 2003.

     Total outstanding debt was $66.6 million as of June 30, 2003 compared to $65.4 million as of June 30, 2002 and $68.4 million as of December 31, 2002.

     The Company’s invested capital (total assets less non-debt related liabilities) as of June 30, 2003 was $144.6 million compared to $141.9 million as of June 30, 2002 and $145.3 million as of December 31, 2002.

	June 30	June 30	December 31
(in thousands)	2003	2002	2002

Assets
Accounts receivable — net	$84.7	$84.8	$68.2
Inventory	111.0	101.8	86.8
Net property, plant and equipment	34.3	35.5	33.9
Remaining other assets	17.3	24.4	15.0

Total Assets	$247.3	$246.5	$203.9
Less: Non-debt related liabilities
Accounts payable	(85.0)	(85.9)	(38.4)
Other current liabilities	(17.5)	(17.4)	(19.9)
Deferred income taxes	(0.2)	(1.3)	(0.3)

Invested Capital	$144.6	$141.9	$145.3

Return on invested capital:
EBIT as reported rolling 12 months	$9.8	$(20.3)	$(14.4)
Addback effect of:
Severance expense	—	3.9	3.4
Early retirement of debt agreement	—	4.6	4.6
Inventory markdown	—	9.2	9.2
Asset rationalization	—	12.0	12.0

Earnings before interest and taxes (EBIT) rolling twelve months	$9.8	$9.4	$14.8
Taxes on EBIT	3.7	3.5	5.6

Net operating profit after taxes (NOPAT)	$6.1	$5.9	$9.2

Invested capital at period end	$144.6	$141.9	$145.3

Return on Invested Capital (ROIC)	4.2%	4.1%	6.3%

     Invested capital at June 30, 2003 was $144.6 million compared to $141.9 million at June 30, 2002 and $145.3 million at December 31, 2002. The increase in invested capital of $2.7 million from June 30, 2002 is primarily due to higher inventory of $9.2 million, offset by lower other assets of $7.1 million. The decrease in invested capital of $0.7 million from December 31, 2002 is primarily due to higher seasonal inventory levels of $24.2 million and accounts receivable of $16.5 million, offset by higher accounts payable of $46.6 million.

     The Company has elected to use the measurement of return on invested capital as an evaluation benchmark for internal allocations of capital resources and external communications. Accordingly, the Company has included a presentation of its return on invested capital for the periods covered by this report.

     Return on invested capital increased 0.1% for the rolling twelve months ended June 30, 2003 compared with the same period in 2002. For the full year ended December 31, 2002, return on invested capital was 6.3%. The increase over June 30, 2002 principally relates to improved earnings before interest and taxes compared to 2002, slightly offset by higher invested capital, which is discussed above.

     Capital expenditures for the first six months of 2003 totaled $4.1 million. These expenditures consisted of improvements to the Company’s information systems totaling $2.2 million which includes the Unity point-of-sales system, improvements to manufacturing and hub facilities totaling $990,000 and the costs of opening and remodeling Service Centers and Stores-On-Wheels of $984,000.

     At June 30, 2003, the Company is committed to purchases of 66,000 tons of urea at a fixed price, which approximates market value.

     The Company believes its current borrowing capacity is adequate to maintain operations and capital requirements for the next three years.

Forward-Looking Statements

     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     The Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

PART II — OTHER INFORMATION

     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1. – LEGAL PROCEEDINGS

     On July 14, 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,440 bags of the Company’s Dimension® Crabgrass Preemergent Plus Fertilizer to Home Depot stores in New York State without having proper registration therefor. The complaint seeks a civil penalty of $3,440,000. The Company is in discussions with the NYSDEC relative to a settlement.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Shareholders held on May 14, 2003, the shareholders elected nine directors to serve one-year terms. No other matters were voted upon at the meeting.

Following is the final result of the votes cast:

	For	Withheld

Ronald Best	7,742,598	76,936

Robert F. Burkhardt	7,743,760	75,774

Michael P. DiMino	6,866,433	953,101

J. Martin Erbaugh	7,737,761	81,773

Michael E. Gibbons	6,877,770	941,764

Enrique Foster Gittes	7,737,774	81,760

Lee C. Howley	7,737,124	82,410

Christopher H. B. Mills	7,744,574	74,960

R. Lawrence Roth	7,737,263	82,271

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:	Exhibit 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

		Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

		Exhibit 31.1	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 31.2	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 32.1	Michael P. DiMino Section 1350 Certification

		Exhibit 32.2	Jeffrey L. Rutherford Section 1350 Certification

(b)	Reports on Form 8-K:

On April 24, 2003, the Company filed a report on Form 8-K relating to the Company’s Earnings Release for the first quarter ended March 31, 2003.

On May 21, 2003, the Company filed a report on Form 8-K relating to the dismissal of Ernst and Young LLP as its independent accountants.

On May 23, 2003, the Company filed a report on Form 8-K relating to the engagement of KPMG LLP as the Company’s principal independent accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC

August 13, 2003	/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford Senior Vice President, Chief Financial Officer, Treasurer and Secretary