Form 10-Q
period 2003-09-30
LESCO INC/OH
filed 2003-11-14
CIK 745394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003 the registrant had outstanding 8,538,914 common shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands, except per share data)	2003	2002	2003	2002

Net sales	$147,721	$144,009	$414,731	$403,981

Cost of sales	97,120	95,362	275,610	268,283

Cost of sales inventory markdown	—	—	—	9,581

Gross profit on sales	50,601	48,647	139,121	126,117

Warehouse & delivery expense	11,895	11,798	37,144	34,589

Selling expense	21,007	19,928	65,083	58,232

General & administrative expense	7,249	7,604	21,823	22,823

Asset rationalization	—	—	—	12,044

Severance expense	81	—	487	3,866

Bad debt expense	552	657	1,656	1,839

	40,784	39,987	126,193	133,393

Income (loss) from operations	9,817	8,660	12,928	(7,276)

Early retirement of debt agreement	—	—	—	(4,550)

Joint venture results	—	20	590	48

Customer finance charges	554	494	1,201	1,274

Gain on sale of fixed assets	—	185	—	185

Other income	191	170	669	439

Other expense	(263)	(244)	(916)	(782)

	482	625	1,544	(3,386)

Income (loss) before interest and taxes and cumulative effect of accounting change	10,299	9,285	14,472	(10,662)

Interest expense	1,105	1,122	3,683	3,779

Income (loss) before taxes and cumulative effect of accounting change	9,194	8,163	10,789	(14,441)

Income taxes provision (benefit)	3,476	3,069	4,080	(5,416)

Income (loss) before cumulative effect of accounting change	5,718	5,094	6,709	(9,025)

Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	—	—	(4,597)

Net income (loss)	$5,718	$5,094	$6,709	$(13,622)

Basic earnings (loss) per share before cumulative effect of accounting change	$0.67	$0.59	$0.78	$(1.07)

Basic earnings (loss) per share	$0.67	$0.59	$0.78	$(1.61)

Diluted earnings (loss) per share	$0.66	$0.58	$0.77	$(1.61)

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	September 30	December 31
(In thousands, except share data)	2003	2002	2002

	(unaudited)		(audited)
ASSETS

CURRENT ASSETS:

Cash	$2,056	$5,782	$1,354

Accounts receivable — net of allowance of $5,918, $5,058 and $4,980, respectively	81,145	80,402	68,188

Inventories

Raw materials	10,878	8,417	10,977

Finished goods	94,442	88,984	75,860

Total inventories	105,320	97,401	86,837

Deferred income taxes	3,269	3,830	3,400

Prepaid expenses and other assets	1,927	4,173	6,171

TOTAL CURRENT ASSETS	193,717	191,588	165,950

Property, plant and equipment	85,117	79,663	80,989

Less allowance for depreciation and amortization	(52,274)	(45,204)	(47,051)

Net property, plant and equipment	32,843	34,459	33,938

Assets held for sale	274	1,764	325

Other assets	3,869	2,959	3,769

Deferred income taxes	1,142	1,699	—

TOTAL ASSETS	$231,845	$232,469	$203,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$62,193	$68,320	$38,439

Other current liabilities	15,767	13,146	16,290

Asset rationalization and severance	1,827	4,948	3,579

Revolving credit facility	57,860	53,580	57,052

Current portion of debt	1,096	1,140	1,148

TOTAL CURRENT LIABILITIES	138,743	141,134	116,508

Long-term debt	9,194	10,521	10,227

Deferred income taxes	—	—	314

SHAREHOLDERS’ EQUITY:

Preferred shares— without par value— 500,000 shares authorized; 1,523 share issued and outstanding in 2003, liquidation value $1,000 per share	1,713	1,523	1,630

Common shares—without par value— 19,500,000 shares authorized; at September 30, 2003 8,642,563 shares issued and 8,528,914 outstanding and at September 30, 2002 8,637,563 shares were issued and 8,545,786 outstanding and at December 31, 2002, 8,637,563 shares were issued and 8,523,914 outstanding	864	863	864

Paid-in capital	34,938	34,901	34,901

Retained earnings	49,268	46,586	42,642

Accumulated other comprehensive loss	(920)	(1,105)	(1,149)

Less treasury shares, 113,649 at September 30, 2003, 91,777 at September 30, 2002, and 113,649 at December 31, 2002	(1,955)	(1,623)	(1,955)

Unearned compensation	—	(331)	—

TOTAL SHAREHOLDERS’ EQUITY	83,908	80,814	76,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,845	$232,469	$203,982

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30

(In thousands)	2003	2002

OPERATING ACTIVITIES:

Net income (loss), before cumulative effect of accounting change	$6,709	$(9,025)

Adjustments to reconcile net income to net cash provided by operating activities:

Early retirement of debt agreement	—	4,550

Asset rationalization	—	12,044

Inventory markdown	—	9,581

Depreciation and amortization	6,522	7,284

Deferred income taxes	(328)	(5,572)

Increase in accounts receivable	(14,613)	(13,470)

Provision for uncollectible accounts receivable	1,656	1,839

Increase in inventories	(18,483)	(13,986)

Increase in accounts payable	16,605	23,154

Increase in other current items	2,343	8,127

Other	(1,973)	(1,835)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,562)	22,691

INVESTING ACTIVITIES:

Purchase of property, plant and equipment -net	(4,645)	(1,296)

NET CASH USED IN INVESTING ACTIVITIES	(4,645)	(1,296)

FINANCING ACTIVITIES:

Purchase of accounts receivable	—	(31,200)

Increase (decrease) in overdraft balances	7,149	(1,681)

Proceeds from borrowings	456,208	477,023

Reduction of borrowings	(456,485)	(462,890)

Deferred financing fees	—	(2,000)

Exercised stock options, net of treasury shares	37	100

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,909	(20,648)

Net change in cash	702	747

Cash — Beginning of the period	1,354	5,035

CASH — END OF THE PERIOD	$2,056	$5,782

See Notes to Consolidated Financial Statements.

LESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K and the Company’s unaudited financial statements and footnotes for the quarters ended March 31, 2003 and June 30, 2003 included in the Company’s quarterly reports on Form 10-Q.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions by management, and actual results may differ from these estimates.

     Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business. Certain costs and items have been reclassified in the prior period to conform with current year presentation.

     The Company recognizes revenue when goods are shipped to the customer and title passes to the customer. The Company has consigned inventory agreements on certain products. The Company reports gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Sales of consigned inventory were $26.5 million and $25.7 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE B — Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands, except share and per share data)	2003	2002	2003	2002

Numerator:

Income (loss) before cumulative effect of accounting change	$5,718	$5,094	$6,709	$(9,025)

Preferred stock dividends	(30)	(26)	(84)	(78)

Income (loss) available to common shareholders	5,688	5,068	6,625	(9,103)

Cumulative effect of accounting change, net of taxes	—	—	—	(4,597)

Net income (loss) available to common shareholders	$5,688	$5,068	$6,625	$(13,700)

Denominator:

Basic earnings per share- weighted average shares	8,526,914	8,523,914	8,525,358	8,518,414

Effect of dilutive securities:

Employee stock options	102,102	220,920	130,534	173,218

Diluted earnings per share adjusted weighted average shares and assumed conversions	8,629,016	8,744,834	8,655,892	8,691,632

Basic earnings (loss) per share:

Income (loss) before cumulative effect of accounting change	$0.67	$0.59	$0.78	$(1.07)

Cumulative effect of accounting change, net of taxes	—	—	—	(0.54)

Basic earnings (loss) per share	$0.67	$0.59	$0.78	$(1.61)

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of accounting change	$0.66	$0.58	$0.77	$(1.07)

Cumulative effect of accounting change, net of taxes	—	—	—	(0.54)

Diluted earnings (loss) per share	$0.66	$0.58	$0.77	$(1.61)

NOTE C — Other Assets

     Other assets consist of the following:

	Sept 30	Sept 30	December 31
(In thousands)	2003	2002	2002

Deferred financing	$1,345	$2,506	$2,226

Long-term note receivable	1,089	—	930

Investment in joint venture (see NOTE H)	741	(224)	(65)

Deposits and other	694	677	678

Total other assets	$3,869	$2,959	$3,769

     Deferred financing relates to costs incurred to obtain financing. These costs are amortized over the life of the finance agreement. The long-term note receivable arose in connection with the sale of the Company’s Novex facility. Deposits and other primarily includes deposits on properties the Company rents.

NOTE D — Asset Rationalization and Severance Expense

     Major components of the asset rationalization and severance expense accrual as of September 30, 2003 and December 31, 2002 are as follows:

(In thousands)	Lease Costs	Other Exit Costs	Severance Payments	Total

December 31, 2002	$634	$1,371	$1,574	$3,579

2003 additions	—	—	487	487

Utilized/spent	(39)	(734)	(1,466)	(2,239)

September 30, 2003	$595	$637	$595	$1,827

In 2003, the Company added $487,000 to the accrual for severance payments for employee terminations occurring before September 30, 2003.

NOTE E — Debt

     The Company’s $122.3 million senior secured credit facility, as amended (Debt Facility), includes an amortizing term loan of approximately $7.3 million of which $4.4 million remains outstanding and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on the Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rate plus .25% to .50%. Availability under the revolving portion of the Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets. As of September 30, 2003, the Company is in compliance with all of the restrictive covenants in the Debt Facility.

NOTE F — Derivatives and Comprehensive Income / Loss

     The Company utilizes an interest rate swap in conjunction with the Debt Facility. The Company will only enter into swap agreements with major financial institutions that are considered to be market makers.

     The interest rate swap agreement is a three-year, $40.5 million notional amount interest rate swap expiring in January 2005, which converts existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to 4.2% fixed-rate plus applicable borrowing margin of 2.75% to 3.00%. The fair value of the interest rate swap is determined by the estimated cost to terminate the agreement, as determined by the issuing bank. The Company recognized the $1.5 million fair market value of the swap agreement as a liability on the balance sheet at September 30, 2003. Since the swap is completely effective, changes in the fair market value are recorded in accumulated other comprehensive income under Shareholders’ Equity, net of tax. The Company’s comprehensive income (loss) for the nine months ended September 30, 2003 and September 30, 2002 were as follows:

	For the nine months ended

(In thousands)	Sept 30, 2003	Sept 30, 2002

Net income (loss)	$6,709	$(13,622)

Other comprehensive income (loss)	229	(1,105)

Total comprehensive income (loss)	$6,938	$(14,727)

NOTE G — Stock Based Compensation

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to SFAS No. 123.” The Company follows the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which, if applicable, recognizes as compensation cost the difference between the fair market value and the exercise price of stock options at the date of grant. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date in accordance with SFAS No. 148, the Company’s net income and related earnings per share would have been changed to the pro forma amounts indicated below:

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

(In thousands, except share data)	2003	2002	2003	2002

Net income (loss)— as reported	$5,718	$5,094	$6,709	$(13,622)
Net income (loss)— pro forma	$5,567	$4,822	$6,249	$(14,336)
Earnings (loss) per share— as reported
Basic	$0.67	$0.59	$0.78	$(1.61)
Diluted	$0.66	$0.58	$0.77	$(1.61)
Earnings (loss) per share— pro forma
Basic	$0.65	$0.57	$0.73	$(1.68)
Diluted	$0.64	$0.56	$0.72	$(1.68)

     Included in these pro forma disclosures are stock options that vest at various times pursuant to the terms of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0.00%; expected stock price volatility of 25% to 50%; risk-free interest rate of 1.10% to 6.60%; and expected lives of four years. This option valuation model requires input of highly subjective assumptions and, in management’s opinion, does not provide a reliable single measure of fair value of its employee stock options.

NOTE H — Subsequent Event

     On October 28, 2003, the Company announced that it had entered into a definitive agreement to sell its investment in Commercial Turf Products Ltd. (CTP) to MTD Consumer Group, Inc (MTD). CTP is a manufacturer of commercial grade riding and walkbehind turf mowers, blowers, turf renovators, spreaders, sprayers, associated accessories and service parts. The Company will sell its investment for a $933,130 promissory note and a release from all of its guarantees of certain of CTP’s liabilities, including an $8.0 million Industrial Revenue Bond. The note is payable in five equal annual installments of $186,626 beginning November 15, 2003. The Company expects to record a $10,000 gain on the sale in the fourth quarter of 2003.

     Concurrent with the sale, the Company entered into a five-year supply agreement with CTP and MTD. During the term of the agreement, the Company maintains the exclusive right to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retains certain customer rights with respect to national accounts. However, the Company is not required to exclusively source products from CTP and MTD. Additionally, the Company has the option to exercise a buyout of the agreement prior to the expiration of the five-year term.

     The agreement provides for the following minimum annual purchase targets based on historical purchases and projected growth rates of the Company: $26.2 million in 2004, $28.9 million in 2005, $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008. To the extent the actual annual purchases are less than the applicable minimum purchase targets, the price on purchased products will increase. Pricing during the term of the agreement is based on pricing prior to the supply agreement, adjusted by changes in the Producers Price Index, not to exceed two percent (2%) annually.

NOTE I — Impact of Recently Issued Accounting Standards

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

     In April 2003, FASB issued SFAS No. 149, “Amendment of FASB Statement No. 13 on Derivative Instruments and Hedging Activities”. The Company is required to adopt this statement for agreements entered into or modified after June 30, 2003. Adoption has not impacted the Company’s consolidated financial position or results of operations.

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

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Information

     The Company operates 246 LESCO Service Centers®, including one Service Center opened in the third quarter of 2003, for a total of 20 new Service Centers in the first nine months of 2003, compared to 227 Service Centers operated in 2002. Comparable Service Center sales rose 6.4% and 6.6% for the three and nine months ended September 30, 2003 over 2002, respectively . Service Centers opened in 2003 generated sales of $3.7 million and fully diluted earnings per share of $0.01 for the three months ended September 30, 2003 and generated sales of $7.1 million and fully diluted loss per share of $0.03 for the nine months ended September 30, 2003. The primary products sold are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to lawn care companies, landscapers, public and private golf courses, nurseries, municipalities, churches and condominium associations. The Company plans to open one additional Service Center in November, 2003.

     The Company also markets and sells products to private and public golf courses and other customers having large turf areas through Company salespersons who operate a fleet of LESCO Stores-on-Wheels®. The Company operated 72 LESCO Stores-on-Wheels in 2003 compared to 77 in 2002. The primary products sold are turf care products, including turf and pest control products, fertilizer, grass seed and hand held equipment and golf course accessories. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks.

     Additionally, the Company markets and sells products to large national and regional lawn care customers through a separate group of 13 sales representatives. An additional six sales representatives sell selected products to The Home Depot stores in the South, Southwest, Midwest, Mid-Atlantic and Northeast areas of the country. The Company also markets products by mail order catalog and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. In addition, products are marketed internationally, principally through foreign distributors.

Results of Operations

Operating Results for the Three Months Ended September 30, 2003

     The Company incurred certain charges in 2002 that were not incurred in 2003 (see following schedule). Management believes that the 2002 results excluding these charges are useful to investors because they provide a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the following statements include the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The statements include a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4. The discussion following the statements references reported results unless otherwise indicated.

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	2003	2002

	Three Months	Three Months		Results
	Ended	Ended		Excluding
(In thousands, except per share data)	September 30	September 30	Charges (a)	Charges (a)

Net sales	$147,721	$144,009	$—	$144,009

Cost of Sales	97,120	95,362	—	95,362

Gross profit on sales	50,601	48,647	—	48,647

Warehouse & delivery expense	11,895	11,798	—	11,798

Selling expense	21,007	19,928	—	19,928

Bad debt expense	552	657	—	657

General & administrative expense	7,249	7,604	—	7,604

Severance expense	81	—	—	—

	40,784	39,987	—	39,987

Income (loss) from operations	9,817	8,660	—	8,660

Joint venture results	—	20	—	20

Customer finance charges	554	494	—	494

Gain on Sale of fixed assets	—	185	185 (b)	—

Other income	191	170	—	170

Other expense	(263)	(244)	—	(244)

	482	625	185	440

Earnings before interest and taxes	10,299	9,285	(185)	9,100

Interest expense	1,105	1,122	—	1,122

Income before taxes	9,194	8,163	(185)	7,978

Income taxes (benefit)	3,476	3,069	(69)	3,000

Net income	$5,718	$5,094	$(116)	$4,978

Basic earnings per share	$0.67	$0.59	$(0.01)	$0.58

Fully diluted earnings per share	$0.66	$0.58	$(0.01)	$0.57

(a)	The Company incurred certain charges in 2002 that were not incurred in 2003 (see following footnote b). Management believes that the 2002 results excluding these charges are a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the above statements include the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP), in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The schedule includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4.

(b)	The Company recorded a $185,000 pre-tax gain on sale of former corporate offices.

     Sales for the third quarter ended September 30, 2003 rose 2.6% to $147.7 million compared to $144.0 million in 2002. Higher selling prices in 2003 than in 2002 resulted in increased sales of $3.5 million. Unit sales volume was up slightly resulting in a $0.2 million sales increase.

     Sales by customer channel for the three months ended September 30 were as follows (in thousands):

	2003	2002

Lawn Care	$105,232	$98,997

Golf	42,918	45,490

Sales credits and rebates	(429)	(478)

Net Sales	$147,721	$144,009

     Sales increased for Lawn Care by $6.2 million. Golf sales in the third quarter 2003 were $2.6 million less than in 2002 due to poor economic conditions in the golf industry.

     Sales by product line for the three months ended September 30 were as follows (in thousands):

	2003	2002

Fertilizer & combination products	$48,151	$44,660

Control products	50,625	48,379

Equipment, parts & service	13,987	16,170

Turfgrass seed	25,314	25,854

Pest control	5,248	4,422

Other	4,825	5,002

Sales credits and rebates	(429)	(478)

Net Sales	$147,721	$144,009

     Sales of the Company’s fertilizer, combination products, control products, and pest control rose in the third quarter 2003 over 2002, while sales of turfgrass seed and other products declined. Equipment sales were higher in 2002 by $2.2 million due to a special pricing program in 2002 not repeated in 2003.

     Sales by geographic zone for the three months ended September 30 were as follows (in thousands):

	2003	2002

Northeast	$40,314	$37,394

Mid Central	33,608	33,831

Transition	28,679	27,899

Southeast	25,603	24,605

West	4,747	4,991

National Accounts	15,199	15,767

Sales credits and rebates	(429)	(478)

Net Sales	$147,721	$144,009

     Sales in the Company’s Northeast, Transition and Southeast United States geographic zones all increased in the third quarter 2003. Slight decreases in the Mid Central and West zones were reported. National Account sales decreased due to lower retail sales.

     Gross profit, as a percentage of sales, was 34.3% for the third quarter ended September 30, 2003, compared to 33.8% for 2002. The increase resulted primarily from higher selling prices, lower manufacturing costs and lower inventory shrink expense. Partially offsetting these improvements were higher raw material costs, principally for urea.

     Delivery and warehouse expenses increased slightly to $11.9 million in the third quarter 2003 from $11.8 million in 2002. Delivery and warehouse costs decreased to 8.0% of sales in the third quarter 2003 compared to 8.2% of sales in 2002. Selling expense was 14.2% of sales in the third quarter 2003 compared to 13.8% in the third quarter 2002. Total selling expense increased by $1.1 million in third quarter 2003, primarily due to the additional Service Center locations opened in 2003, which added additional operating costs of approximately $876,000. Also, higher information system costs and other operating costs were partially offset by lower commission expense.

     General and administrative costs decreased in third quarter 2003 from 2002 by $355,000, principally due to reductions in payroll related costs, management incentives, and employee recruiting and relocation expenses. These decreases were partially offset by higher insurance, depreciation, and software maintenance costs.

     Interest expense decreased $17,000 for the third quarter 2003 compared to the third quarter 2002. The effective interest rate for the third quarter 2003 was 6.67% compared to 6.84% for the third quarter 2002. The average borrowing levels were higher by $1.8 million for the third quarter ended September 30, 2003 compared to third quarter 2002.

     Other expense consists primarily of losses on the sale of fixed assets, royalty expense and other miscellaneous expenses.

     The Company’s net income was $5.7 million or $0.66 per fully diluted share in the quarter ended September 30, 2003 compared to a net income of $5.1 million or $0.58 per fully diluted share in the quarter ended September 30, 2002. Net income for the third quarter 2002 excluding a gain on sale of fixed assets was $5.0 million or $0.57 per fully diluted share.

Operating Results for the Nine Months Ended September 30, 2003

     The Company incurred certain charges in 2002 that were not incurred in 2003 (see following schedule). Management believes that the 2002 results excluding these charges are useful to investors because they provide a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the following statements include the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP) in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The statements include a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4. The discussion following the statements references reported results unless otherwise indicated.

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	2003	2002

	Nine Months	Nine Months			Results
	Ended	Ended			Excluding
(In thousands, except per share data)	September 30	September 30	Charges (a)		Charges (a)

Net sales	$414,731	$403,981	$—		$403,981

Cost of Sales	275,610	268,283	—		268,283

Inventory markdown — cost of sales	—	9,581	(9,581	)(b)	—

Gross profit on sales	139,121	126,117	(9,581)		135,698

Warehouse & delivery expense	37,144	34,589	—		34,589

Selling expense	65,083	58,232	—		58,232

Bad debt expense	1,656	1,839	—		1,839

General & administrative expense	21,823	22,823			22,823

Asset rationalization	—	12,044	(12,044	)(c)	—

Severance expense	487	3,866	(3,866	)(d)	—

	126,193	133,393	(15,910)		117,483

Income (Loss) from operations	12,928	(7,276)	(25,491)		18,215

Early retirement of debt agreement	—	(4,550)	(4,550	)(e)	—

Joint venture results	590	48	—		48

Customer finance charges	1,201	1,274	—		1,274

Gain on Sale of fixed assets	—	185	185	(f)	—

Other income	669	439	—		439

Other expense	(916)	(782)	—		(782)

	1,544	(3,386)	(4,365)		979

Earnings (loss) before interest and taxes	14,472	(10,662)	(29,856)		19,194

Interest expense	3,683	3,779	—		3,779

Income (Loss) before taxes	10,789	(14,441)	(29,856)		15,415

Income taxes (benefit)	4,080	(5,416)	(11,212	)(g)	5,796

Net Income (Loss) before cumulative effect of accounting change	6,709	(9,025)	(18,644)		9,619

Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	4,597	(4,597	)(h)	—

Net income (loss)	$6,709	$(13,622)	$(23,241)		$9,619

Basic earnings (loss) per share before cumulative effect of accounting change	$0.78	$(1.07)	$(2.17)		$1.12

Basic earnings (loss) per share	$0.78	$(1.61)	$(2.71)		$1.12

Fully diluted earnings (loss) per share	$0.77	$(1.61)	$(2.71)		$1.10

(a)	The Company incurred certain charges in 2002 that were not incurred in 2003 (see following footnotes b through h). Management believes that the 2002 results excluding these charges are a better comparison to the 2003 operating results. For purposes of reconciliation and better comparability, the above statements include the 2002 operating results with these charges, in accordance with generally accepted accounting principles (GAAP), in column 2, the charges in column 3 and the operating results excluding the charges in column 4. The schedule includes a reconciliation of earnings before interest and taxes, net loss and basic and fully diluted net loss per share for 2002 including the charges in column 2, the effect of the charges in column 3, and excluding the charges in column 4.

(b)	The Company recorded a markdown and liquidation of its discontinued SKUs resulting in a $9.6 million pre-tax charge.

(c)	The Company completed a review of its invested capital resulting in the decision to sell certain under-performing assets. In conjunction with this decision, a $12.0 million pre-tax charge was recorded.

(d)	The Company recorded a $3.9 million pre-tax charge relative to severance for executive, senior and middle management terminations.

(e)	The Company recorded a $4.6 million pre-tax charge related to the early termination of debt.

(f)	The Company recorded a $185,000 pre-tax gain on sale of former corporate offices.

(g)	The Company recognized the income tax benefit of the adjustment for charges (excluding the tax effect of the cumulative effect of accounting change (h)) of $11.2 million.

(h)	The Company wrote off all its goodwill in accordance with SFAS No. 142 taking a $4.6 million charge, net of taxes, as a cumulative effect of accounting change as of January 1, 2002.

     Sales for the first nine months ended September 30, 2003 rose 2.7% to $414.7 million compared to $404.0 million in 2002. Unit sales volume was higher in 2003 causing a favorable impact of $10.3 million. Average selling prices were up slightly from the same period of 2002 causing a $400,000 increase in sales.

     Sales by customer channel for the nine months ended September 30 were as follows (in thousands):

	2003	2002

Lawn Care	$314,447	$298,121

Golf	102,547	107,843

Sales credits and rebates	(2,263)	(1,983)

Net Sales	$414,731	$403,981

     Sales increased for Lawn Care by $16.3 million. Golf sales in 2003 were $5.3 million less than 2002 due to the late spring and poor economic conditions in the golf industry.

     Sales by product line for the nine months ended September 30 were as follows (in thousands):

	2003	2002

Fertilizer & combination products	$162,922	$157,667

Control products	124,295	121,631

Equipment, parts & service	50,563	49,724

Turfgrass seed	50,362	48,753

Pest control	14,250	12,903

Other	14,602	15,286

Sales credits and rebates	(2,263)	(1,983)

Net Sales	$414,731	$403,981

     Sales of the Company’s fertilizer, combination products, control, equipment, turfgrass seed and pest control rose in the first nine months of 2003 over 2002, while sales of other products declined.

     Sales by geographic zone for the nine months ended September 30 were as follows (in thousands):

	2003	2002

Northeast	$107,707	$104,621

Mid Central	95,508	90,075

Transition	74,559	72,211

Southeast	73,508	70,491

West	13,631	13,931

National Accounts	52,081	54,635

Sales credits and rebates	(2,263)	(1,983)

Net Sales	$414,731	$403,981

     Sales in the Company’s Northeast, Mid Central, Transition, and Southeast United States geographic zones all increased in 2003. A slight decrease in the West zone was reported. National Account sales decreased due to lower retail sales and lower sales of sulfur coated urea to resellers.

     Gross profit, as a percent of sales, was 33.5% for the nine months ended September 30, 2003, compared to 31.2% for 2002 (33.6% excluding the inventory markdown of $9.6 million). Margins were negatively impacted by the increased cost of raw materials and purchased products. Offsetting the cost increases were improved selling prices as well as lower manufacturing expenses and lower inventory shrink expense.

     Delivery and warehouse expenses increased to $37.1 million in the first nine months 2003 from $34.6 million in 2002. Delivery and warehouse costs increased to 9.0% of sales in the first nine months 2003 compared to 8.6% of sales in 2002. This increase was due to the Company’s decision to invest in incremental fixed warehousing expense and the revised network start-up costs.

     Selling expense was 15.7% of sales in the first nine months 2003 compared to 14.4% in the first nine months 2002. Total selling expense increased by $6.9 million in 2003, primarily due to higher payroll related costs of $819,000 and the timing effect from the change in the sales force commission program of $1.0 million. The higher payroll costs in 2003 relate to an additional 61 sales representatives during the first half of 2003 compared to 2002. A reduction in force in June 2003 reduced these positions by 41. An additional 20 Service Center locations were opened in the first nine months 2003 with additional operating costs of approximately $2.2 million. Information systems operating costs were higher by $820,000. Also, increased costs were incurred for advertising and promotions, utilities, merchant discounts and other operating expenses.

     General and administrative costs decreased in 2003 over 2002 by $1.0 million principally due to a reduction in payroll related costs, management incentives, recruiting, relocation, and outside consulting costs. These decreases were partially offset by higher product registration, software maintenance, and depreciation expense.

     Interest expense decreased $96,000 for the first nine months of 2003 compared to the first nine months of 2002. The effective interest rate for the first nine months of 2003 was 6.30% compared to 6.32% for the first nine months of 2002. The average borrowing levels were lower by $1.0 million for the first nine months ended September 30, 2003 compared to the first nine months 2002.

     Other expense consists primarily of losses on the sale of fixed assets, royalty expense and other miscellaneous expenses.

     The Company’s net income was $6.7 million or $0.77 per fully diluted share in the nine months ended September 30, 2003 compared with a net loss of $13.6 million or $1.61 per fully diluted share in the nine months ended September 30, 2002. Net income for the first nine months of 2002 excluding debt retirement, inventory markdown, asset rationalization, severance charges and cumulative effect of accounting change was $9.6 million or $1.10 per fully diluted share.

Liquidity and Capital Resources

     The Company’s $122.3 million senior secured credit facility (Debt Facility) includes an amortizing term loan of approximately $7.3 million, of which $4.4 million remains outstanding, and a revolving credit facility of up to $115 million, maturing in January 2005. The variable interest on the Debt Facility is based on LIBOR plus 2.75% to 3.00% or prime rates plus .25% to .50%. Availability under the revolving portion of the Debt Facility is determined by a borrowing base formula calculated upon the Company’s eligible receivables and inventories. The Debt Facility contains restrictive covenants, including limits on additional borrowings, lease payments and capital expenditures; maintenance of certain operating and financial ratios; maintenance of $70.0 million minimum net worth; and a restriction on dividend payments. The Debt Facility is secured by substantially all of the Company’s assets.

     As of September 30, 2003, the Company is in compliance with all of the restrictive covenants of its Debt Facility, as amended. The Company had $36.5 million available to borrow under its Debt Facility as of September 30, 2003.

     Total outstanding debt was $68.2 million as of September 30, 2003 compared to $65.2 million as of September 30, 2002 and $68.4 million as of December 31, 2002.

     The Company’s invested capital (total assets less non-debt related liabilities) as of September 30, 2003 was $152.0 million compared to $146.1 million as of September 30, 2002 and $145.3 million as of December 31, 2002.

     The Company has elected to use the measurement of return on invested capital as an evaluation benchmark for internal allocations of capital resources and external communications. Accordingly, the Company has included a presentation of its return on invested capital for the periods covered by this report. The Company incurred certain charges in 2002 that were not incurred in 2003. Management believes that the 2002 results excluding these charges are a better comparison to the 2003 operating results. For purposes of better comparability the September 30, 2002 and December 31, 2002 return on invested capital calculations below exclude these charges.

	Sept 30	Sept 30	December 31
(in thousands)	2003	2002	2002

Assets

Accounts receivable — net	$81.1	$80.4	$68.2

Inventory	105.3	97.4	86.8

Net property, plant and equipment	32.8	34.5	33.9

Remaining other assets	12.6	20.2	15.0

Total Assets	$231.8	$232.5	$203.9

Less: Non-debt related liabilities

Accounts payable	(62.2)	(68.3)	(38.4)

Other current liabilities	(17.6)	(18.1)	(19.9)

Deferred income taxes	—	—	(0.3)

Invested Capital	$152.0	$146.1	$145.3

Return on invested capital:

EBIT as reported rolling 12 months	$10.9	$(13.2)	$(14.4)

Addback effect of: Severance expense	—	3.9	3.4

Early retirement of debt agreement	—	4.6	4.6

Inventory markdown	—	9.2	9.2

Asset rationalization	—	12.0	12.0

Earnings before interest and taxes (EBIT) rolling twelve months	$10.9	$16.5	$14.8

Taxes on EBIT	4.1	6.2	5.6

Net operating profit after taxes (NOPAT)	$6.8	$10.3	$9.2

Invested capital at period end	$152.0	$146.1	$145.3

Adjusted Return on Invested Capital (ROIC)	4.5%	7.0%	6.3%

     The increase in invested capital of $5.9 million from September 30, 2002 is primarily due to higher inventory of $7.9 million and lower accounts payable of $6.1 million, offset by lower other assets of $7.6 million (principally cash, income tax receivables, and assets held for sale). The increase in invested capital of $6.7 million from December 31, 2002 is primarily due to higher seasonal inventory levels of $18.5 million and accounts receivable of $12.9 million, offset by higher seasonal levels of accounts payable of $23.8 million.

     Return on invested capital decreased 2.5% for the rolling twelve months ended September 30, 2003 compared with the same period in 2002. For the full year ended December 31, 2002, return on invested capital was 6.3%. The decrease compared to September 30, 2002 principally relates to lower earnings before interest and taxes and higher invested capital, which is discussed above.

     Capital expenditures for the first nine months of 2003 totaled $4.6 million. These expenditures consisted of improvements to the Company’s information systems totaling $2.2 million which includes the Unity point-of-sales system, improvements to manufacturing and hub facilities totaling $1.2 million and the costs of opening and remodeling Service Centers and Stores-On-Wheels of $1.2 million.

     The Company has entered into contracts to purchase 139,000 tons of urea at fixed prices through 2004 which approximated market value on the dates of commitment.

     The Company believes its current borrowing capacity is adequate to maintain operations and capital requirements through the end of its Debt Facility.

Forward-Looking Statements

     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2, Liquidity and Capital Resources, above, and Note F, Derivatives and Comprehesive Income/Loss, in the Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

     The Company performed an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was recorded, processed, summarized and reported on a timely basis.

PART II — OTHER INFORMATION

     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1. — LEGAL PROCEEDINGS

     On July 14, 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,440 bags of the Company’s Dimension® Crabgrass Preemergent Plus Fertilizer to one of its retail customers in New York State without having proper registration therefor. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company is in discussions with the NYSDEC relative to a settlement.

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

On July 29, 2003, the Company filed a report on Form 8-K relating to the Company’s Earnings Release for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC

November 13, 2003	/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford Senior Vice President, Chief Financial Officer, Treasurer and Secretary