Form 10-K
period 2003-12-31
LESCO INC/OH
filed 2004-03-29
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 Commission File No. 0-13147
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

      As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by nonaffiliates was approximately $71,994,374.

      Number of Common Shares outstanding on February 29, 2004: 8,683,694.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 (the “Proxy Statement”) are incorporated by reference in Part III.

PART I

Item 1.	Business

General

      The Registrant was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms “Company,” “LESCO”, “Registrant”, “we”, “us” and “our” refer to LESCO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

      LESCO®, Inc. is the largest provider of products for the professional turf care segment of the green industry. We manage the business through two business segments: Selling, which includes our LESCO Service Centers®, Stores-on-Wheels® and direct sales representatives and other direct sales efforts; and Support, which includes all corporate, manufacturing and warehousing activities. See Management’s Discussion and Analysis (MD&A) and Note 1 of the Consolidated Financial Statements for further discussion and analysis of these segments. We further track our sales by two customer sectors (Lawn Care and Golf), by transacting selling location (Service Center and Other Selling Locations) and product lines. See MD&A for further discussion of customer sectors and transacting selling locations. See discussion of product lines below.

Products Lines

      We sell an extensive array of consumable turf care products to the green industry, including fertilizer and combination products, control products, equipment, parts and service, turfgrass seed, and pest control products. These products are marketed under the LESCO name and LESCO branded names. In addition, we sell a diverse line of turf products under suppliers’ brand names.

      Sales by product lines for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
Fertilizer & combination products	$204.5	$198.2	$199.2
Control products	159.2	154.1	146.1
Equipment, parts & service	59.6	60.5	57.2
Turfgrass seed	67.0	65.8	66.3
Pest control	18.2	16.6	17.3
Other	17.5	18.2	20.6

Gross Sales	$526.0	$513.4	$506.7

      Fertilizer and combination products. We sell a broad assortment of standard blended fertilizers and combination products that combine fertilizer with control products. We also custom-blend fertilizer according to customer specifications. Our fertilizers include specialized products for golf course applications, including greens, tees and fairways, products for use in the lawn care industry, and products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available. The primary raw materials used in the blending of fertilizer are nitrogen, phosphorus, potash and sulfur.

      We blend most of our fertilizer and combination products, except NOVEX®. The majority of our fertilizers are formulated with sulfur-coated urea, Poly Plus®. Sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and meter the release of nutrients. We are one of the few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. Combination products are processed by coating fertilizers with technical grade herbicides, insecticides or fungicides providing dual action nutrition to the plant as well as the removal of crabgrass, insects and fungus.

      NOVEX fertilizers are a homogenous, uncoated, controlled-release product manufactured by a third party using a patented technology. NOVEX’s homogenous particles are made up of chemically combined nitrogen, potassium, and phosphorous into one highly effective particle.

      Control products. We offer a full line of turf control products, including both LESCO and third-party branded herbicides, fungicides, insecticides and other specialty chemicals. These products control weed growth, insects and fungal diseases of turf, trees, shrubs and landscape beds, and specialty chemicals that are used to stimulate growing conditions. In order to offer our customers a more complete product line, we sell turf control products produced by major manufacturers.

      Equipment, parts and service. We source a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and aftermarket replacement parts from Commercial Turf Products, Ltd. (CTP), a subsidiary of MTD Consumer Group, Inc. We believe that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the market. In addition, we offer a broad assortment of branded handheld power tools produced by third parties. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in or near Service Centers. Parts support is fully computerized, and we are generally able to provide overnight parts delivery nationwide.

      Turfgrass seed. We market LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the purity of the seed. We contract for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool-season grasses and in California for warm-season grasses. In 2003, we had more than 34,136 production acres under contract in these regions. Our seed line includes 32 proprietary varieties as well as 28 standard blends and mixtures. Most of our turfgrass seed is blended and packaged at our facilities. Included in our turfgrass seed line is a variety of mulches and soil amendments that are primarily packaged through contract manufacturers under the LESCO brand.

      Pest control. We offer a full line of pest control products, including both LESCO and third-party branded products. These products control rodent and insect infestation both for residential and commercial uses. Our pest control products are sourced from third parties.

      Other. We offer underground irrigation equipment, protective gear, such as goggles, masks and gloves, and hand tools, such as tree pruners, shovels and rakes. On June 10, 2003, we entered an agreement with Par Aide Products Co. (Par Aide), a leading supplier of golf course accessories, and began distributing Par Aide products, including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles.

      Sources of supply. It is our policy to identify and use multiple sources of supply or acceptable substitutes for all products we sell and all raw materials used in our products. The only exception to this policy is our purchase of proprietary products and the Par Aide agreement.

Intellectual Property

      We own patents of various durations, trademarks, copyrights and other intellectual property, and rely on them to protect our interest in products and technology. We own common law and registered trademarks including, among others, LESCO, ELITE, Poly Plus and NOVEX. LESCO Service Center and LESCO Stores-on-Wheels are registered service marks of LESCO Technologies, LLC.; Aim Lawn Products and Professional Turf Products are trademarks licensed to Aim Lawn & Garden Products, Inc.

Product Improvement and Development

      Our research and development efforts focus on improvements to, and development of, new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. We also have a number of agreements with state universities that test turf control products, grass seed and fertilizers.

Competition

      We compete with a number of companies within each of our product lines including national, regional and local distributors, professional turf care product manufacturers, and local nurseries. Some of these national competitors have greater name brand recognition and greater financial and other resources than we do. Our principal competitors for professional turf control, fertilizer and grass seed product lines include The Andersons Inc., J.R. Simplot Company, Lebanon Seaboard, Deere & Company, ProSource One and Verdicon. Our principal competitors for equipment are Deere & Company, Textron Inc. (Jacobsen), Scag Power Equipment and Toro Company. We compete primarily on the basis of service to customers, product quality, product offering and price.

Seasonality

      Our business is seasonal. Customers in northern states do not have the same year-round requirements for our products as customers in southern states. Nationwide, demand for our products is generally greatest during the second calendar quarter of the year.

Employees

      As of December 31, 2003, we had 1,303 full-time employees, of which 354 were involved in blending and warehouse operations, 784 in sales-related activities and 165 in management and administration. Of the total number of full-time employees, 870 were salaried and 433 were hourly employees. At our Martins Ferry facility, 133 employees are represented by a union which ratified a new three-year agreement on November 14, 2002. On December 31, 2003, LESCO and the union agreed to extend the existing contract through September 30, 2008.

Environmental Matters

      Turf control products sold by us are subject to regulation and registration by the Environmental Protection Agency (the “EPA”) and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While we generally believe our turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge our labeling or advertising materials.

      Fertilizer products are also regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that our registration in any state will not be challenged. We are also required to obtain licenses/permits from a number of governmental agencies in order to conduct various aspects of our business. These licenses/permits are subject to modification and revocation, which could impair our ability to conduct our business in the manner in which, and at the places at which, it is presently conducted.

      Because of the nature of our business, we are subject to various environmental laws and regulations and incur routine costs in complying with these laws and regulations. It is our policy to accrue for non-routine costs relating to environmental matters when a loss is probable and the amount of the loss can be reasonably estimated. For further discussion of environmental matters, see Item 3. Legal Proceedings.

Insurance

      We maintain comprehensive general and product liability insurance coverage at levels which we believe are prudent and most cost-effective. Our insurance programs include various deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflect trends in the liability insurance industry and are not unique to us. We regularly evaluate the cost of insurance as compared to the risks assumed in determining our insurance programs.

Item 2.     Properties

      We lease our corporate office building and own or lease our warehouse and blending facilities. We believe these facilities are well-maintained, adequately insured and adequate and suitable for their present and intended uses. Certain of the owned real estate is subject to mortgages as set forth below. We maintain sales offices at each of the following locations except Wellington and Windsor. The location, principal use, site and status of each of our properties as of December 31, 2003 are as follows:

Location (1)	Principal Use	Square Feet	Status

Anaheim, CA	Distribution hub for various products	14,780	Leased(2)
Atlanta, GA	Distribution hub for various products	194,060	Leased(2)
Avon Lake, OH	Distribution hub for various products	139,000	Owned
North Aurora, IL	Distribution hub for various products	74,056	Leased(2)
Hamilton, NJ	Distribution hub for various products — closed in December 2003	100,000	Leased(3)
Hatfield, MA	Blending facility for fertilizers	77,000	Owned
Martins Ferry, OH	Blending facility for fertilizers and combination products, and manufacturing of sulfur-coated fertilizers	234,000	Owned(4)
Plano, TX	Distribution hub for various products	10,000	Leased(5)
Sebring, FL	Blending facility for fertilizers and combination products and distribution hub for principal products	276,000	Owned/ Leased(6)
Silverton, OR	Blending of grass seed and distribution hub	66,200	Leased(7)
Stockton, CA	Closed manufacturing facility for fertilizers and turf control products	32,000	Owned/ Leased(8)
Strongsville, OH	Corporate office	94,383	Leased(9)
Wellington, OH	Asset held for sale — closed blending facility for various products, six acres	55,376	Owned
Westfield, MA	Distribution hub for various products	91,800	Leased(10)
Windsor, NJ	Asset held for sale — land previously used as a manufacturing and distribution center, approximately 17 acres		Owned

(1)	Does not include Service Centers or Stores-on-Wheels. As of December 31, 2003, we operated Service Centers in 247 facilities with one owned and 246 leased. These facilities range in size from 3,400 to 14,000 square feet. We own or lease 71 tractor-trailers for our Stores-on-Wheels.

(2)	This facility is subject to a lease, which expires in 2008.

(3)	This facility is subject to a lease, which expired February 13, 2004. This facility closed in December 2003.

(4)	These facilities are subject to mortgages in the aggregate amount of $5,875,000 as of December 31, 2003.

(5)	This facility is subject to a lease, which expires in 2006.

(6)	These facilities consist of five buildings. One building is subject to a month-to-month lease. Four buildings are subject to leases expiring on May 31, 2004, 2006 and 2017. The manufacturing facility is owned by us, while the land is subject to a lease which expires in 2017 with four, five-year renewal options.

(7)	This facility is subject to a lease, which expires in 2009. The lease includes an option to purchase.

(8)	These facilities consist of two buildings owned by us. The land is subject to leases, which expire in 2011. We have one, five-year renewal option.

(9)	This facility is subject to a lease, which expires in 2015. We have two, five-year renewal options.

(10)	This facility is subject to two leases, which expire in 2006.

Item 3.     Legal Proceedings

      On July 14, 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of the Company’s Dimension® Crabgrass Preemergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company is in discussions with the NYSDEC relative to a settlement.

      There are other legal actions, governmental investigations and proceedings pending to which the Company is a party or to which its property is subject. In the opinion of our management, after reviewing the information that is currently available with respect to these matters and consulting with counsel, any liability that may be ultimately incurred with respect to these matters is not expected to materially affect our consolidated financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to the Company’s executive officers, including their respective positions with the Company:

Name	Age	Position

Michael P. DiMino	46	President and Chief Executive Officer
Steven E. Cochran	36	Senior Vice President, Sales
Jeffrey L. Rutherford	43	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Bruce K. Thorn	37	Senior Vice President, Logistics and Operations

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

      Steven E. Cochran was appointed Senior Vice President, Sales in October 2002. He joined the Company in June 2002 as Senior Vice President, Marketing and Strategic Sourcing. From 1999 to 2001, Mr. Cochran was Director of National Accounts and Vice President of Marketing of Uniforms to You, a division of Cintas Corporation. From 1990 to 1999, he held various sales, marketing and field operation positions at Cintas Corporation.

      Since October 2002, Jeffrey L. Rutherford has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Rutherford joined the Company as Senior Vice President and Chief Financial Officer on February 18, 2002. Prior to his employment at LESCO, Mr. Rutherford served as Senior Executive Vice President and Chief Financial Officer from 1997 to 2001 of OfficeMax, Inc., a retailer of office supplies, and from February 1997 to July 1997 as Senior Vice President and Treasurer of that company.

      Bruce K. Thorn joined the Company on March 18, 2002 as Senior Vice President, Logistics and Operations. From 2000 to 2002, Mr. Thorn was Senior Director for Global Engineering Services for Gap, Inc., a specialty retailer in the apparel industry. From 1997-2000, he was Director of the Distribution Division for Cintas Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common shares are traded on the NASDAQ National Market System market under the symbol “LSCO.” The following are the high and low closing prices of our common shares by quarter:

	2003		2002

Quarter Ended	High	Low	High	Low

March 31	14.60	10.25	9.35	6.66
June 30	13.00	8.90	12.26	8.60
September 30	11.84	8.17	12.14	10.15
December 31	14.27	10.22	14.12	10.05

      We paid dividends of $.075 per common share in 2001. Certain provisions of the previous credit agreement prohibited the Company from paying dividends. The current credit agreement allows for the payment of dividends as long as certain conditions are maintained.

      As of February 29, 2004, there were 1,309 holders of record of our common shares.

      See also Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.     Selected Financial Data

Five Year Summary

	For the Year Ended December 31,

	2003	2002	2001	2000	1999
(Dollars in thousands, except per share data)
Net sales	$523,489	$511,705	$504,268	$499,643	$460,354
Cost of product	(350,529)	(341,268)	(349,303)	(337,644)	(305,404)
Cost of inventory markdown	—	(9,225)	—	—	—
Distribution cost	(47,669)	(44,201)	(45,416)	(42,315)	(36,592)

Gross profit on sales	125,291	117,011	109,549	119,684	118,358
Selling expense	(85,522)	(78,987)	(75,643)	(74,887)	(65,935)
General & administrative expense	(29,331)	(30,591)	(30,318)	(25,030)	(26,657)
Merchant discounts and provision for doubtful accounts	(2,843)	(2,363)	(1,268)	(885)	32
Early retirement of debt	(2,333)	(4,550)	—	—	—
Loss from sale of credit portfolio	(4,626)	—	—	—	—
Asset rationalization	—	(12,044)	—	—	—
Other expense	(1,065)	(3,627)	(1,119)	(612)	(645)
Other income	1,596	846	71	846	—

Income (loss) before interest and taxes	1,167	(14,305)	1,272	19,116	25,153
Interest expense	(4,804)	(4,933)	(6,116)	(6,899)	(6,251)

(Loss) income before taxes and cumulative effect of accounting change	(3,637)	(19,238)	(4,844)	12,217	18,902
Income tax (provision) benefit	(1,634)	6,376	1,960	(4,829)	(7,256)

(Loss) income before cumulative effect of accounting change	(5,271)	(12,862)	(2,884)	7,388	11,646
Cumulative effect of accounting change for goodwill charge, net of tax benefit of $2,735	—	(4,597)	—	—	—

Net (loss) income	$(5,271)	$(17,459)	$(2,884)	$7,388	$11,646

(Loss) earnings per share of common stock before cumulative effect of accounting change:
Diluted	$(0.63)	$(1.52)	$(0.34)	$0.86	$1.36
Basic	$(0.63)	$(1.52)	$(0.34)	$0.87	$1.38

Cumulative effect of accounting change per diluted share of common stock	—	(0.54)	—	—	—
(Loss) earnings per share of common stock:
Diluted	$(0.63)	$(2.06)	$(0.34)	$0.86	$1.36
Basic	$(0.63)	$(2.06)	$(0.34)	$0.87	$1.38

Average number of common shares and common share equivalents outstanding:
Diluted	8,550,414	8,519,789	8,496,681	8,623,841	8,579,019
Basic	8,550,414	8,519,789	8,496,681	8,469,063	8,414,749

	Year Ended December 31,

	2003	2002	2001	2000	1999
(Dollars in thousands)
Balance Sheet Data:
Working capital, excluding current debt	$58,664	$107,642	$87,660	$142,510	$132,982
Total assets	$161,365	$204,732	$204,596	$244,893	$232,783
Long-term debt, net of current portion	$5,875	$10,227	$11,390	$94,707	$95,199
Shareholders’ equity	$71,270	$76,933	$93,916	$97,436	$90,542

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Consolidated Results

•	2003 vs. 2002

•	2002 vs. 2001

•	Business Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements

Overview

      LESCO is the largest provider of products to the professional turf care segment of the green industry. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns and gardens.

      We track our customers through two customer sectors: Lawn Care and Golf.

      Gross sales for these sectors were as follows for the past three years:

	2003	2002	2001
(Dollars in millions)
Lawn Care	$388.3	$373.1	$366.5
Golf	137.7	140.3	140.2

	$526.0	$513.4	$506.7

      The separation of our customers into these two sectors is important as distribution to the sectors is markedly different and their growth prospects vary significantly.

      Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate where we provide agronomic expertise through our 247 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We believe we proved our model’s effectiveness by generating $9.8 million of sales through our 21 new Service Centers opened in 2003. We estimate the market for our Lawn Care products at $7.0 billion, and independent research indicates that organic growth in the sector is expected to exceed 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.

      The golf industry is a smaller market (estimated at $1.2 billion) and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as those in the Lawn Care sector. Additionally, the industry has experienced a decline in annual rounds of golf being played, which has decreased the budgets of golf course superintendents. The ability to capture incremental market share is limited as distribution of our products to the golf industry is dominated by a few national and regional distributors. We anticipate that we will be able to expand our presence in under-serviced markets, but we are not planning any major expansion of Stores-on-Wheels or direct golf sales in the near future.

      Our historical financial performance and returns on invested capital through 2001 were unacceptable. Based upon the opportunities that were available in our customer sectors and opportunities for improvement in our financial performance, beginning in early 2002 we embarked on a strategy to reposition LESCO in order to effectively capitalize on our opportunities. The following is a summary of the changes we made, along with their financial impacts, if any:

      1. Executive Changes: Beginning in late 2001 through mid-2002, LESCO hired a new executive officer team. Our new team has set a revised strategy for the Company based upon high growth, high return opportunities. The financial metrics used to evaluate opportunities are sales growth and return on invested capital (ROIC). During 2002, we recorded a $3.5 million pre-tax severance charge for executive, senior and middle management terminations.

      2. Asset Rationalization: During 2002, we performed an analysis of our manufacturing facilities, utilizing a methodology balancing sales growth opportunities and ROIC, and decided to rationalize certain under-performing assets. The plan included ceasing operations at, and deciding to sell, two manufacturing facilities (a methylene-urea facility in Disputanta, Virginia and a blending facility in Stockton, California) and the sale of certain other properties. In conjunction with the announcement of the asset rationalization plan, we recorded a $12.0 million pre-tax charge to provide for the planned disposition of the properties. The Disputanta facility was sold in October 2002. The other rationalized facilities remain as assets held for sale as of December 31, 2003.

      3. Inventory Product Life Cycle Program: LESCO historically did not have an effective means of disposing of discontinued inventory. As such, we implemented a product life cycle program which requires all stock keeping units (SKUs) to be identified into one of five categories: active, watch, phase out, discontinued and liquidated. Under the program, the selling price of SKUs identified as discontinued are progressively marked down to zero and liquidated. For financial reporting purposes, the products are marked down to estimated net realizable value when identified as discontinued. In June 2002, in preparation for conversion to the program, we identified 12,000 SKUs for liquidation and recorded a $9.2 million pre-tax markdown charge. During the second half of 2002, we liquidated the markdown product and permanently purged the SKUs from our system. Properly executed, the product life cycle program should assure that, in the future, we mitigate the accumulation of discontinued SKUs.

      4. Launch of Sales Growth Programs: During the second half of 2002, we launched three programs designed to increase sales:

a. Selling Locations, Management Structure and Reporting: In 2002, we reorganized the selling locations through the creation of five geographic zones (Northeast, Mid-Central, Transition, Southeast and West) and a National Accounts zone. The geographic zones are comprised of regional geographic areas. Additionally, we developed separate operating statements (Four-Wall P&Ls) for each selling location (see further discussion Business Segment Results and Note 1 to Consolidated Financial Statements). The restructured management structure and Four-Wall P&Ls provide the requisite management oversight and reporting to effectively identify and address geographic operational opportunities.

b. New Service Center Program: LESCO had not opened new Service Centers since 1998. Our analysis of Service Center Four-Wall P&Ls and Four-Wall ROIC indicated that with a total capital and working capital investment of $200,000 to $250,000, an average Service Center at maturity generates approximately $1.3 million of sales and a ROIC of approximately 45%. We, thereafter, performed a statistical analysis utilizing historical Service Center operating performance, published industry data and government data relative to the U.S. metropolitan statistical areas. The statistical results indicated ample opportunity to expand the number of Service Centers in the continental United States by over 250 locations. We began a Service Center opening program resulting in 21 new Service Center openings in 2003. We plan to open 25 to 30 Service Centers in 2004.

c. Expanded Direct Sales Force: Additionally, in late 2002, we expanded our direct sales force to 60 professionals. During the first half of 2003, we evaluated the program’s performance and determined that the program was not performing to our expectations, reducing the program by 38 professionals. During 2003, we incurred approximately $3.3 million of costs related to the program. Through the workforce reduction in June 2003, $1.5 million of these costs were eliminated on a go forward basis.

      5. Capital Restructuring: During 2002 and 2003, we restructured our debt and equity capital structure. The following summarizes these initiatives:

a. 2002 Refinancing: In January of 2002, we refinanced our private placement notes, revolving credit agreement and accounts receivable securitization with a $122 million senior secured credit facility. The new facility included an amortizing term loan of $7 million and a $115 million revolving credit facility. The term loan was secured by real property and the revolver was secured by inventory and accounts receivable, both bore interest at the London InterBank Offered Rate (LIBOR) plus 2.75% to 3.00%. In conjunction with the refinancing, the private placement note holders received $1.5 million of preferred stock, with an annual payment-in-kind dividend of 7%. Concurrently with the refinancing, we entered into a three-year $40.5 million interest rate swap agreement with a fixed interest rate of 4.2% plus 2.75% to 3.00%. The 2002 refinancing resulted in an early retirement of debt charge of $4.6 million and the recording of deferred financing fees of $3.0 million.

b. 2003 Refinancing: The 2003 refinancing was composed of the following two initiatives —

i. Agreements with GE Business Credit Services — On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. The transaction resulted in a pre-tax charge of $4.6 million.

Concurrently with the sale, the Company and GEBCS entered into a private label business credit program agreement (Credit Agreement). Under the Credit Agreement, GEBCS will extend commercial credit to qualified customers of LESCO and fund the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statement of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio retained by the Company, bears all credit losses. The Credit Agreement has a five-year term with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.

ii. Debt refinancing — Also December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced the prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including the term loan, buy-out the interest rate swap agreement for $1.2 million and buy-back the outstanding preferred stock, including accrued dividends, for $1.7 million. A charge of $1.1 million was recorded to expense the unamortized portion of the deferred financing costs of the prior credit facility.

The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2003, there was $43.7 million available, with unused capacity of $17.9 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowing under the Facility as of December 31, 2003 was 4.0%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2003. The amount of deferred financing charges associated with the Facility included in other non-current assets was $416,000, which will be amortized to expense over the three-year term of the facility.

      6. Other:

a. Divestiture of Joint Venture: In the fourth quarter of 2003, the Company sold its investment in Commercial Turf Products Ltd. (CTP) to MTD Consumer Group, Inc. (MTD) for a $933,130 promissory note and a release from its guarantee of certain of CTP’s liabilities, including an $8.0 million industrial revenue bond. CTP is a manufacturer of commercial grade riding and walkbehind turf mowers, blowers, turf renovators, spreaders, sprayers, associated accessories and service parts. The note is payable in five equal, annual installments of $186,626 beginning November 15, 2003. The Company recorded a $10,000 gain on the sale.

Concurrently with the sale, the Company entered into a five-year supply agreement with CTP and MTD. During the term of the agreement, the Company maintains the exclusive rights to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retains certain customer rights. The Company is not required to exclusively source products from CTP and MTD. Additionally, the Company has the option to exercise a buyout of the agreement prior to the expiration of the five-year term.

The agreement provides for the following minimum annual purchase targets based on historical purchases and projected growth rates of the Company: $26.2 million in 2004, $28.9 million in 2005, $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008. To the extent our actual annual purchases are less than the applicable minimum purchase targets, the price on purchased products will increase. Pricing during the term of the agreement is based on pricing prior to the supply agreement, adjusted by changes in the Producers Price Index, not to exceed two percent (2%) annually.

b. Adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” — In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all its goodwill recording a $4.6 million charge, which is the write-off of the $7.3 million of goodwill net of a tax benefit of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002.

c. Deferred Tax Asset Valuation Reserves — In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, the Company considers historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $3.7 million has been recorded as of December 31, 2003 to fully reserve for the Company’s net deferred tax assets. As of December 31, 2002, the Company was uncertain about the realization of its state net operating loss carryforwards. Therefore, as of December 31, 2002, the Company recorded an $889,000 valuation allowance to reserve for the deferred tax asset associated with state net operating loss carryforwards.

d. Sale of Former Corporate Headquarters — In 2001, we moved to our current leased corporate headquarters in Strongsville, Ohio, from our owned corporate headquarters in Rocky River, Ohio. In 2002, we sold the former corporate headquarters and recorded a $0.2 million gain on the sale.

CONSOLIDATED RESULTS

      We believe that the most effective analysis of our consolidated results is accomplished through the removal of the financial impacts of certain of the previously discussed strategic initiatives (excluding the growth initiatives and their positive and negative effects). A summary of our financial results excluding the operational impact of these initiatives is as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS

	2003			2002

	Twelve Months		Results	Twelve Months		Results
	Ended		Excluding	Ended		Excluding
	December 31,	Charges(a)	Charges	December 31,	Charges(b)	Charges

(Dollars in thousands, except per share data)
Net sales	$523,489	$—	$523,489	$511,705	$—	$511,705
Cost of product	(350,529)	—	(350,529)	(341,268)	—	(341,268)
Cost of inventory markdown	—	—	—	(9,225)	(9,225)	—
Distribution cost	(47,669)	—	(47,669)	(44,201)	—	(44,201)

Gross profit on sales	125,291	—	125,291	117,011	(9,225)	126,236
Selling expense	(85,522)	—	(85,522)	(78,987)	—	(78,987)
General & administrative expense	(29,331)	—	(29,331)	(30,591)	—	(30,591)
Merchant discounts and provision for doubtful accounts	(2,843)	—	(2,843)	(2,363)	—	(2,363)
Early retirement of debt agreement	(2,333)	(2,333)	—	(4,550)	(4,550)	—
Loss on sale of accounts receivable	(4,626)	(4,626)	—	—	—	—
Asset rationalization	—	—	—	(12,044)	(12,044)	—
Other income	1,596	—	1,596	846	—	846
Other expense	(1,065)	—	(1,065)	(3,627)	(3,338)	(289)

	(124,124)	(6,959)	(117,165)	(131,316)	(19,932)	(111,384)
Income (loss) before interest and taxes	1,167	(6,959)	8,126	(14,305)	(29,157)	14,852
Interest expense	4,804	—	4,804	4,933	—	4,933

Income (loss) before taxes	(3,637)	(6,959)	3,322	(19,238)	(29,157)	9,919
Income tax (provision) benefit	(1,634)	424	(1,210)	6,376	(10,135)	(3,759)

Net Income (loss) before cumulative effect of accounting change	(5,271)	(7,383)	2,112	(12,862)	(19,022)	6,160
Cumulative effect of accounting change for goodwill charge, net of taxes of $2,735	—	—	—	4,597	(4,597)	—

Net (loss) income	$(5,271)	$(7,383)	$2,112	$(17,459)	$(23,619)	$6,160

(Loss) earnings per share of common stock:
Diluted	$(0.63)	$(0.86)	$0.23	$(2.06)	$(2.77)	$0.70

Basic	$(0.63)	$(0.86)	$0.23	$(2.06)	$(2.77)	$0.71

(a)	2003 charges included $2.3 million for early retirement of debt, $4.6 million for loss on sale of accounts receivable and $2.8 million for valuation allowance of deferred tax assets.

(b)	2002 charges included $9.2 million for inventory markdown, $12.0 million for an asset rationalization charge, $3.5 million for severance costs, $4.6 million for debt refinancing, $0.2 million pre-tax gain on sale of former corporate offices, and $0.9 million for valuation allowance of deferred tax assets.

2003 vs. 2002

Sales:

      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	2003			2002			% Change

		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
(Dollars in millions)
Lawn care	$317.0	$71.3	$388.3	$296.0	$77.1	$373.1	7.1%	(7.5)%	4.1%
Golf	29.0	108.7	137.7	23.6	116.7	140.3	22.9	(6.9)	(1.9)

Gross sales	$346.0	$180.0	$526.0	$319.6	$193.8	$513.4	8.3%	(7.1)%	2.5

Freight revenue			1.5			1.4			7.1
Customer discounts and rebates			(4.0)			(3.1)			29.0

Net sales			$523.5			$511.7			2.3%

      Service Centers: Service Center gross sales reflect sales transacted through our 247 Service Centers in operation as of December 31, 2003, including 21 new Service Centers opened during 2003, and one Service Center closed during 2003 (gross sales in 2003 and 2002 of $0.2 million and $0.5 million, respectively). The total increase of 8.3% reflects a same-store (excluding new and closed units) increase of 5.3% and an increase of 3.0% from new Service Center sales of $9.8 million. We plan to open an additional 25 to 30 Service Centers in 2004.

      Other Selling Locations: All other gross sales reflect sales transacted through our direct sales programs and our Stores-on-Wheels. The decrease of 7.1% is attributable to the decline in consumption of our products by the golf industry through these sales channels. This decline was due to the challenges within the industry, discussed in the preceding Overview, and the industry experiencing inclement weather during 2003, particularly in the Northeast during the important spring selling season. Additionally, we continue to evaluate the returns relative to contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. This program has, on occasion, resulted in lost contract sales.

      Freight Revenue and Customer Discounts and Rebates: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat as a percentage of sales. Customer discounts and rebates grew from 0.6% of gross sales to 0.8% due to a new contract account which included a rebate program.

     Gross Profit on Sales:

	2003		2002

	Dollars	% of Net Sales	Dollars	% of Net Sales
(Dollar in millions)
Product margin	$173.0	33.0%	$170.4	33.3%
Inventory markdown	—	—	(9.2)	(1.8)
Distribution cost	(47.7)	(9.1)	(44.2)	(8.6)

Gross profit	$125.3	23.9%	$117.0	22.9%

      Our largest single purchased product or raw material is urea, the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 7% to 9% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Average 2003 urea costs increased approximately 50% over 2002 costs, which unabated would have resulted in an estimated 4.0% deterioration in product margin percentage. However, through price increases of approximately 1% and other cost of sales reductions, particularly the cost to blend fertilizer products and inventory shrinkage, we were successful in limiting the deterioration of product margin percentage to 0.3%. For 2004, we have entered a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market in late 2003.

      The inventory markdown in 2002 relates to the implementation of the inventory product life cycle program discussed in Overview.

      In late 2002, we decided to expand our distribution network to support our expected growth in Service Center units and comparable-sales increases, which added fixed costs to our operations. As such, we opened distribution hubs in Chicago, Atlanta, and Plano, Texas, adding a cumulative 278,116 square feet of warehousing capacity to our distribution network at an average lease cost of $3.21 per square foot. The opening of these incremental hubs resulted in $1.0 million of incremental start-up costs in 2003. Additionally, the incremental fixed costs were not effectively leveraged by the 2.3% increase in net sales. The combination of start-up costs and incremental fixed costs resulted in the 0.5% deterioration in distribution expense leverage.

     Operating Expenses:

	2003		2002		Change

		% of Net		% of Net		% of Net	Basis
	Dollars	Sales	Dollars	Sales	Dollars	Sales	Points
(Dollars in millions)
Selling expense	$85.5	16.4%	$79.0	15.4%	$6.5	8.2%	100 bps
Merchant discounts/ provision for doubtful accounts	2.8	0.5	2.4	0.5	0.4	16.7	—

	$88.3	16.9%	$81.4	15.9%	$6.9	8.5%	100 bps

     Selling Expense

      Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $6.5 million predominantly relates to new Service Center operating costs of $3.1 million, incremental direct sales programs of $3.3 million, of which $1.5 million of these costs were eliminated on a go forward basis through our workforce reduction in June 2003 (see further discussion in Overview), and incremental costs of our new point-of-sale system of $1.4 million.

     Merchant Discounts and Provision for Doubtful Accounts

      As a percentage of net sales, these expenses remained relatively flat year-over-year. As discussed in the Overview, on December 30, 2003, we sold our trade accounts receivable portfolio to GEBCS for $57 million and entered a private label business credit program agreement with GEBCS. In 2004, this arrangement will result in increased merchant discounts as we will pay program fees and discounts to GEBCS of approximately 1.3% of sales; however, interest expense, provision for doubtful accounts, the general and administrative costs to service the in-house program and customer finance revenue will be significantly reduced.

     General and Administrative Expense:

	2003	2002	Change
(Dollars in millions)
General and administrative expenses	$29.3	$30.6	$(1.3)

      We continue to analyze all general and administrative expenses and have experienced increases related to Sarbanes-Oxley requirements, insurance costs and sales and use taxes. These increases have been offset by continued reductions in personnel and the elimination of the payment of executive bonuses for 2003. The executive bonus plan is paid based upon the Company achieving specified sales growth, earnings per share and return on invested capital targets, which were not achieved in 2003.

     Other Expense/(Income):

	2003	2002	Change
(Dollars in millions)
Early retirement of debt	$2.3	$4.6	$(2.3)
Loss on sale of accounts receivable	4.6	—	4.6
Asset rationalization	—	12.0	(12.0)
Other expense	1.1	3.6	(2.5)
Other income	(1.6)	(0.8)	(0.8)

	$6.4	$19.4	$(13.0)

      The early retirement of debt charges, loss on sale of accounts receivable and asset rationalization charge are discussed in the Overview. The decline in other expense is due to a $2.8 million decrease in severance expense (2003 — $0.7 million vs. 2002 — $3.5 million). See the Overview for discussion of the 2002 severance expense. The increase in other income predominantly relates to our former joint venture.

     Interest Expense:

	2003	2002	Change
(Dollars in millions)
Interest expense	$4.8	$4.9	$(0.1)

      The effective interest rate of borrowings in 2003 was 6.21% versus 6.43% in 2002. Although LIBOR has declined approximately 0.5% year-over-year, we were unable to take full advantage of the rate declines due to our interest rate swap agreement which fixed our interest rate at approximately 7.0% on $40.5 million of our borrowings. The interest rate swap was terminated in conjunction with the 2003 refinancing discussed in the Overview. Both the effective interest rate and outstanding average borrowings will decline significantly in 2004 as a result of the 2003 refinancing (see Overview for further discussion).

     Income Taxes:

      A reconciliation of our income tax provision (benefit) is as follows:

	2003		2002

		As a % of		As a % of
	Dollars	pre-tax loss	Dollars	pre-tax loss
(Dollars in millions)
Provision (benefit) before valuation provision	$(1.2)	(33.3)%	$(7.3)	(37.9)%
Valuation provision	2.8	77.0	0.9	4.7

Total provision (benefit)	$1.6	44.0%	$(6.4)	(33.3)%

      See the Overview for further discussion of the income tax valuation provisions. The decrease in effective benefit results from the effect of permanent, non-deductible items and their relationship to pre-tax loss.

     Net Income:

      Net loss, before the cumulative effect of accounting change, on a GAAP basis was $5.3 million, or $0.63 per diluted share, in 2003 and $12.9 million, or $1.52 per diluted share, in 2002. Excluding charges, net income in 2003 was $2.1 million, or $0.23 per diluted share, versus $6.2 million, or $0.70 per diluted share in 2002. The decrease in net income, excluding charges of $4.0 million, is directly attributable to the increases in Operating Expenses as discussed above.

2002 vs. 2001

      Sales for the year ended December 31, 2002 increased approximately 1.5% to $511.7 million compared with $504.3 million in 2001. Sales rose by approximately $7.4 million due to improved unit volume of

$8.8 million offset by a $1.4 million reduction due to slightly lower average selling prices. Gross sales increased for the Company’s Lawn Care sector by $6.8 million to $373.1 million from $366.5 million, while the Golf sector sales were flat at $140.3 in 2002 compared to $140.2 in 2001.

      Gross profit in accordance with GAAP in the United States, which includes the inventory markdown and distribution costs, was $117.0 million, or 22.9% of sales, in 2002 compared to $109.5 million, or 21.7% of sales, in 2001. Gross profit, excluding inventory markdown, increased by $16.6 million for the year ended December 31, 2002 as compared to 2001. Factors that improved gross profit dollars in 2002 were enhanced sourcing decisions and favorable raw material pricing totaling approximately $8.6 million, lower manufacturing expense of $2.5 million, improved sales volume impact on gross profit of $2.7 million, a reduction of inventory shrink of $3.0 million and a decrease in distribution costs of $1.2 million. Partially offsetting these increases were lower average selling prices leading to a reduction of $1.4 million in gross profit for the year ended December 31, 2002. As a percent of sales, gross profit, excluding inventory markdown, was 24.7% for the year ended December 31, 2002 compared with 21.7% for 2001.

      For the year ended December 31, 2002, selling expenses increased by $3.3 million, a 4.4% increase, to $79.0 million compared to $75.6 million in 2001. Selling expense was 15.4% of sales for year ended December 31, 2002 compared to 15.0% for the year ended December 31, 2001. The increase in selling expense reflects the increase in the direct sales force to 60 professionals.

      For the year ended December 31, 2002, general and administrative expense increased by $0.3 million to $30.6 million compared to $30.3 million in 2001. The increase was due to payroll related expenses, including performance incentives of $1.0 million, an increase in deferred financing fees of $683,000 related to the debt facility and higher insurance expenses of $693,000. These increases were partially offset by cost reductions in consulting and outside labor of $933,000, goodwill amortization of $583,000, travel costs of $208,000 and other expenses of $242,000.

      Interest expense for the year ended December 31, 2002 was $4.9 million, which was a reduction of $1.2 million from 2001 due primarily to lower average borrowing levels. For the year ended December 31, 2002, average borrowing levels were down $16.9 million compared to 2001. Effective interest rates were 6.43% for the year ended December 31, 2002 compared to 6.65% in the prior period.

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

      Net loss in accordance with GAAP, which includes the gain and charges, was $17.5 million for 2002. Diluted loss per share, including the gain and charges, was $2.06 per diluted share. The Company’s net income, excluding the inventory markdown, asset rationalization charges, severance charges, early retirement of debt and cumulative effect in accounting change, was $6.2 million, or $0.70 per diluted share, for the year ended December 31, 2002 compared with a loss of $2.9 million, or $0.34 per diluted share, for the year ended December 31, 2001.

Business Segment Results

      We manage LESCO’s business utilizing two business segments — Selling and Support.

Selling Segment

      We maintain Four-Wall P&Ls for each of our selling locations (Service Centers, Stores-on-Wheels, direct sales representatives and all other direct selling efforts). These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, freight in-bound to selling locations and out-bound to customers) necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of selling locations adjusted for costs of zone and regional management, sales commission expense and the portion of merchant discounts and provision for doubtful accounts not previously charged to the Four-Wall P&Ls.

      Prior to 2003, Four-Wall P&Ls were not maintained using the current format. To provide comparable segment results, certain allocations, particularly related to distribution expense, were estimated and reflected for 2002 and 2001 based upon 2003 results.

      We allocate resources, including working, fixed and leased capital, to existing and potential selling locations based upon projected sales and return on invested capital (ROIC). We define ROIC as the percentage calculated by dividing net operating profit after tax (NOPAT) by invested capital. For the Selling segment we calculate ROIC as follows:

ROIC =	NOPAT/Invested Capital
NOPAT =	Selling Segment Operating Results
× 61% (1 - effective tax rate)
Invested Capital =	Accounts Receivable (excluding rebate receivable, see Note 3 to Consolidated Financial Statements); plus
Inventory (excluding capitalized distribution and procurement costs, markdown and shrink reserves and credit for inventory held on consignment — see Note 4 to Consolidated Financial Statements); plus
Fixed Capital (see Note 5 to Consolidated Financial Statements)

      Our measures of ROIC may not be similar to other similarly titled captions used by other companies. For example, we do not capitalize operating leases or utilize average invested capital over given periods.

Selling Segment Operating Results

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
Net sales	$523.5	$511.7	$504.3
Cost of product	(362.0)	(347.6)	(343.0)
Distribution cost	(20.7)	(20.3)	(20.6)

Gross profit on sales	140.8	143.8	140.7
Selling expense	(77.2)	(72.9)	(69.3)
Merchant discounts and provision for doubtful accounts	(2.9)	(2.4)	(1.3)

EBIT	$60.7	$68.5	$70.1

NOPAT	$37.0	$41.8	$42.7

Invested capital
Accounts receivable	9.7	59.1	30.1
Proforma adjustments for the proceeds from the sale of accounts receivable to GEBCS in 2003 and the asset securitization in 2001	56.9	—	31.2
Inventory	46.9	48.8	47.5
Property, plant and equipment, net	5.1	2.4	2.6

	$118.6	$110.3	$111.4

ROIC	31.2%	38.0%	38.3%

      The Selling segment’s invested capital for 2003 has been adjusted for the proceeds from the sale of accounts receivable to GEBCS as NOPAT does not reflect the cost of incremental merchant discounts from the GEBCS private label business credit programs. In future periods, the Selling segment will be charged for these incremental merchant discounts (see Note 3 to Consolidated Financial Statements). Future Selling segment merchant discounts and provision for doubtful accounts is estimated to be 1.3% of gross sales. A proforma Selling segment ROIC for 2003 reflecting this estimated charge, as if the sale of accounts receivable to GEBCS had occurred on January 1, 2003, is calculated as follows:

EBIT, as determined above	$60.7
Adjusted for incremental merchant discounts	(3.9)

Adjusted EBIT	$56.8

Adjusted NOPAT	$34.6

Invested capital, as determined above	$118.6
Less: Proceeds from the sale of accounts receivable to GEBCS	(56.9)

Adjusted invested capital	$61.7

Adjusted ROIC	56.1%

      This adjusted ROIC supports our strategy of Service Center expansion and our decision to enter the private label business credit program with GEBCS.

Support Segment

      The Support segment includes the operating results and invested capital of all non-selling locations including manufacturing (blending facilities and seed processing plant), distribution hubs (including in-bound freight costs to the distribution hubs), and corporate costs (including corporate management of sales, marketing, customer service, accounting and finance, human resources, information systems, etc.). We believe that these costs are essential to managing the selling locations and to managing a public company, but are not costs that directly translate into incremental sales or positive ROIC. Therefore, resources are only allocated to the Support segment if the result is a net reduction in expenses or the allocation is necessary for the maintenance of facilities, the support of the expansion of selling locations, the maintaining of the corporate structure or is mandated by law or governmental order.

Support Segment Operating Results

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
Net sales	$—	$—	$—
Cost of product(a)	11.4	(2.9)	(6.3)
Distribution cost(b)	(27.0)	(23.8)	(24.9)

Gross loss on sales	(15.6)	(26.7)	(31.2)
Selling expense(c)	(8.3)	(6.1)	(6.3)
General & administrative expense	(29.3)	(30.6)	(30.3)
Early retirement of debt(d)	(2.3)	(4.6)	—
Loss from sale of credit portfolio(d)	(4.6)	—	—
Asset rationalization(d)	—	(12.0)	—
Other expense(d)	(1.1)	(3.6)	(1.1)
Other income(d)	1.6	0.8	0.1

EBIT	$(59.6)	$(82.8)	$(68.8)

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
NOPAT	$(36.3)	$(50.5)	$(42.0)

Invested capital
Total company invested capital	201.2	189.3	211.0
Less: Selling segment invested capital	(118.6)	(110.3)	(111.4)

Support segment invested capital	$82.6	$79.0	$99.6

ROIC	(43.9)%	(63.9)%	(42.2)%

(a)	Includes various manufacturing and procurement costs reduced by suppliers’ rebates. An inventory markdown charge of $9.2 million is included in 2002 results.

(b)	Reflects warehousing expense and freight costs incurred to transport product from manufacturing facilities to hubs.

(c)	Represents corporate costs incurred for marketing, customer service and sales management.

(d)	Includes all other non-selling, miscellaneous income and expense items that are not incurred through the ordinary course of business at the Service Centers, Stores-on-Wheels or direct sales channel.

Liquidity and Capital Resources

      A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
Cash (used) provided by operations	$(5.1)	$24.7	$30.8
Cash used by investing activities	(5.6)	(1.3)	(11.0)
Cash provided (used) by financing activities	16.5	(27.1)	(15.3)

Increase (decrease) in cash and cash equivalents	$5.8	$(3.7)	$4.5

      Due to the number of charges as discussed in Overview, we believe that a reconciliation of our earnings before interest and taxes (EBIT), excluding charges, and EBIT before depreciation and amortization (EBITDA), excluding charges, to the change in cash and cash equivalents, provides the users of our financial information additional information relative to our cash generation and requirements:

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
EBIT, excluding charges	$8.1	$14.9	$1.3
Depreciation & amortization	8.8	9.5	9.9

EBITDA, excluding charges	16.9	24.4	11.2
Working capital (uses) sources of cash:
Inventory	(6.7)	(3.1)	7.0
Accounts payable (including change in overdraft balance and excluding GEBCS)	8.9	(8.4)	13.5
Accounts receivable (excluding GEBCS transaction)	(6.5)	0.6	9.4
Other, net	(2.3)	4.4	1.6

	(6.6)	(6.5)	31.5

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
EBITDA plus working capital change	$10.3	$17.9	$42.7
Interest payments	(5.6)	(4.4)	(6.3)
Income tax refunds (payments)	0.1	—	(0.2)
Proceeds from sale of fixed assets	—	1.4	—
Capital expenditures	(5.6)	(2.7)	(11.0)

Free cash flow (including change in overdraft balances)	(0.8)	12.2	25.2
Financing activities:
Proceeds (use) from sale (purchase) of accounts receivable	56.9	(31.2)	31.2
(Payment of) proceeds from borrowings	(47.0)	17.3	(48.7)
Payment of deferred financing fees	(0.4)	(2.0)	(2.5)
Termination of interest rate swap	(1.2)	—	—
Preferred stock buyback	(1.7)	—	—
Other	—	—	(0.7)

Net cash from financing activities	6.6	(15.9)	(20.7)

Change in cash	$5.8	$(3.7)	$4.5

      EBITDA does not represent, and should not be considered as, an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

      EBITDA: EBIT declined for 2003 as compared to 2002 by $6.8 million due to the operational items discussed in the “2003 vs. 2002” comparisons. The decline in depreciation expense is directly attributable to the decrease of capital spending during 2003 and 2002, which is further discussed below. Future EBITDA performance will be dependent on the Company’s operating results and depreciation expense.

      Working Capital: During 2003 and 2002, we experienced net increases in working capital of $6.6 and $6.5 million, respectively. With the sale of the accounts receivable portfolio to GEBCS, we do not expect significant unfavorable changes in our accounts receivable portfolio in the coming periods. In the future, the working capital items that could result in significant uses of cash are increases in inventory and reductions in accounts payable.

      As we open additional Service Centers, we will stock new locations with $150,000 to $200,000 of inventory. However, as of December 31, 2003, we believe that our investment in non-selling location inventory was high and will be declining through 2004. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies could reduce the impact of these increases.

      Accounts payable leverage is summarized as follows:

	December 31,

	2003	2002
(Dollars in millions)
Accounts payable	$53.9	$39.2
Less: Payable to GEBCS	(5.8)	—

Adjusted accounts payable	$48.1	$39.2

Inventory	$93.6	$86.8

Accounts payable leverage	51.4%	45.2%

      Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS that remains secured by the Company.

      The 51% accounts payable leverage at the end of 2003 was high due to certain year-end inventory purchases. We believe that an accounts payable leverage ranging from 40% to 45% is sustainable.

      Interest Payments: As discussed in Overview, the 2003 Refinancing significantly changed our debt capital structure, which will dramatically reduce our interest expense in future periods. We believe that market interest rates will increase during 2004, and we will experience effective rates in 2004 ranging from 4.0% to 4.5%. We anticipate average revolving credit borrowings of approximately $25.0 million, resulting in 2004 total interest expense of approximately $1.0 million.

      Income Taxes: For internal modeling purposes, we utilize a 39% effective income tax rate. In accordance with GAAP requirements, we recorded a full valuation reserve of our deferred tax assets at December 31, 2003. Certain of these unrecognized deferred tax assets, including $1.7 million of Federal net operating loss carryforwards, will be available to offset future income tax liability. After these fully reserved assets are utilized, we anticipate paying income taxes at a 39% effective rate.

      Capital Expenditures: Our 2003 capital expenditures can be summarized as follows:

(Dollars in millions)
New Service Centers	$1.3
Information systems	2.6
Distribution network	0.7
Manufacturing	0.6
Other	0.4

$5.6

      Our capital needs going forward will be predominantly related to new Service Centers and to maintain information systems and manufacturing facilities. We anticipate that ongoing annual capital needs will range from $5 million to $6 million.

Financing Activities

      Cash was used in 2003 to repay borrowings ($47.0 million), terminate the interest rate swap ($1.3 million) and to buy back preferred stock ($1.7 million). We believe that our current $50 million Revolving Credit Facility (the Facility) is sufficient to provide us with the necessary seasonal working capital and letters of credit for insurance programs and as collateral for our industrial revenue bonds. As of December 31, 2003, the Facility’s unused capacity was $17.9 million. The Facility contains only one financial covenant, relating to fixed charge coverage, which we were in compliance with at December 31, 2003. The Facility expires in December 2006.

      We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, collectively, provide adequate resources to fund short-term and long-term operating requirements and future capital expenditures related to Service Center expansion and other projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

      We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

      The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
(Dollars in millions)
Borrowings	$21.4	$15.5	$0.1	$0.1	$5.7
Operating lease commitments	58.0	17.0	23.4	9.9	7.7
Purchase commitments
Grass seed(a)	35.7	35.7	—	—	—
Urea(b)	23.9	23.9	—	—	—
Methylene-urea(c)	25.6	6.4	12.8	6.4	—
Equipment(d)	159.3	26.2	60.6	72.5	—
Other(e)	18.3	5.6	12.7	—	—

Total contractual obligations	$342.2	$130.3	$109.6	$88.9	$13.4

(a)	For 2004, the Company is committed to purchase the grass seed crop from approximately 34,000 acres of land at prices to be determined by the prevailing market prices. For presentation purposes, this obligation is estimated based upon 2003 purchases of approximately $29 million, adjusted for an expected crop yield increase of approximately 24%.

(b)	For 2004, the Company is committed to purchase 126,000 tons of urea at a fixed price reflecting market prices as of December 31, 2003. For presentation purposes, the market price was estimated at $190 per ton.

(c)	For 2004 through 2007, the Company is committed to annual purchases of 8,000 tons of methylene urea fertilizer at a fixed conversion price of $500 per ton plus the prevailing commodities market prices. For presentation purposes, these future commodities market prices are estimated at $300 per ton.

(d)	In 2003, the Company sold its investment in Commercial Turf Products, Ltd. to MTD Consumer Group, Inc. Concurrent with the sale, the Company entered into a five-year supply agreement with CTP and MTD requiring minimum annual equipment purchases.

(e)	Other commitments include computer hardware and software maintenance commitments, hardware leases and telecommunications contracts.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, inventories, intangible assets, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development and selection of the critical accounting estimates, and the disclosures made herein, with the Audit Committee of the Board of Directors and its external auditors. Actual results may differ from these estimates under different assumptions or conditions.

      The Notes to Consolidated Financial Statements and this discussion and analysis of financial condition contain various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

      We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory were $38.9 million and $35.7 million for the years ended December 31, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

      Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and credited to inventory valuation reserves when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

Inventories

      Inventories are valued principally at the lower of cost (average cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. We have an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products will be liquidated. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At December 31, 2003, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $9,000. We maintain a reserve for inventory shrink, based on historical experience of 0.3% of sales. Actual shrink is charged against the reserve. At December 31, 2003, a 0.1% change in the rate of inventory shrink would have impacted the reserve for shrink by approximately $180,000.

Income Taxes

      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $3.7 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2003. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

Impairment of Long-Lived and Intangible Assets

      The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

      In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all of its goodwill recording a $4.6 million charge, which is the write-off of the $7.3 million of goodwill net of a tax benefit of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002.

Accrued Liabilities

      Certain accrued liabilities, including employee health insurance and workers’ compensation, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. A valuation analysis is performed to estimate the accrual required for property and casualty insurance claims expense.

Forward Looking Statements

      This Annual Report on Form 10-K and the documents incorporated by reference herein, the Company’s Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events and include the following: any statements regarding future sales and gross profit, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resources, and any statements regarding the Company’s plans to open new Service Centers. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,”

“plans,” “anticipates,” “estimates,” “believes,” “thinks,” “continues,” “indicates,” “outlook,” “looks,” “goals,” “initiatives,” “projects,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      The Company’s actual results could differ materially from those stated or implied in the forward-looking statements as a result of, among other things, the following:

•	Weather conditions in North America and, to a lesser extent Europe, which could have a significant impact on the timing of sales in the spring selling season and overall annual sales;

•	Local, state, federal and foreign laws and regulations relating to environmental factors, which could increase the Company’s costs of doing business and limit its ability to introduce new products;

•	Uncertainties relating to general economic, business and industry conditions, including, but not limited to, continued softness in demand in the golf industry and the economy in general which affects consumers’ willingness to use professional landscapers;

•	Changes to the presentation of financial results and position resulting from adoption of new accounting principles or from the advice of the Company’s independent auditors or the staff of the Securities and Exchange Commission;

•	Changes in government regulations or the Company’s failure to comply with those regulations;

•	The costs and other effects of legal and administrative proceedings;

•	Injury to person or property resulting from the Company’s manufacture or sale of products;

•	Competitive factors in the Company’s business, including pricing pressures;

•	Failure to retain or continue to attract senior management or key personnel;

•	Difficulties or delay in the development, production, manufacturing and marketing of new products;

•	Strikes and other labor disruptions;

•	Labor and employee benefit costs;

•	The Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems;

•	The time it takes new Service Centers to reach profitability and the possibility that new Service Centers will not be profitable or as profitable as existing Service Centers;

•	Fluctuations in the Company’s quarterly operating results which have occurred in the past and may occur in the future because of a variety of factors, including the effects of seasonality, changes in the Company’s product mix and new Service Center openings (with their concurrent pre-opening expenses);

•	The Company’s credit facility, which contains restrictive covenants that require the Company to maintain a fixed charge coverage ratio and satisfy other conditions relating to the payment of dividends and leasing activity; the Company’s ability to meet this ratio, which can be affected by events beyond the Company’s control; and the consequences of a breach of any of these covenants, which could result in a default under the Company’s credit facility and as a result of which the lenders could elect to declare the applicable outstanding indebtedness to be immediately due and payable;

•	Lack of availability or instability in the cost of raw materials, such as urea, which affects the costs of certain products;

•	The Company’s ability to impose price increases on customers without a significant loss in revenues;

•	Potential rate increases by third-party carriers which affect the cost of delivery of products; and

•	Other factors described in this Form 10-K or other documents the Company files with the SEC.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

      As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We have used derivative financial and other instruments, where appropriate, to manage those risks. We do not enter into transactions for trading or speculative purposes. As of December 31, 2003, we do not have contracts outstanding relative to interest rate risk. We do have certain supply contracts that are discussed further under the heading Contractual Obligations, Commitments and Off Balance Sheet Arrangements of the MD&A.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The following consolidated financial statements of LESCO, Inc. and the reports of KPMG LLP and Ernst & Young LLP, independent auditors, are set forth on the following pages, which are included at the end of the report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 14, 2003, the Company, upon recommendation by the Audit Committee and approval by its Board of Directors, dismissed Ernst & Young LLP (“E&Y”) as its independent auditors. On May 23, 2003, the Company, upon recommendation by the Audit Committee and approval by its Board of Directors, engaged KPMG LLP (“KPMG”) as the Company’s principal independent accountants to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2003.

      E&Y’s reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2002 and 2001, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits for the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through May 14, 2003, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports. During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through May 14, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Attached as Exhibit 16.1 to the Company’s Current Report on

Form 8-K filed with the Securities and Exchange Commission on May 21, 2003 is a copy of E&Y’s letter, dated May 21, 2003, stating that it has no basis for disagreement with the above statements.

      During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through May 14, 2003, neither the Company nor anyone on its behalf has consulted KPMG regarding either (i) the application of accounting principles to any specified transaction (completed or proposed) or the type of audit report that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or any reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9a.     Controls and Procedures

      Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about the Company required to be included in its Exchange Act reports.

      Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Reference is made to the information concerning our directors, members of our Audit Committee and audit committee financial expert set forth under the captions “Election of Directors” and “Business Experience of Directors and Nominees” in the Proxy Statement, which information is incorporated herein by reference.

      The information required with respect to executive officers is set forth in Part I of this Form 10-K under the heading “Executive Officers of the Registrant.” Officers are elected annually and serve at the pleasure of the Board of Directors.

      We have adopted a written code of ethics that applies to our senior financial officers, including our President and Chief Executive Officer, Chief Financial Officer and Treasurer, Controller, and chief internal auditor. This code is available on our website at www.lesco.com and is filed as Exhibit 14 to this Form 10-K.

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

Equity Compensation Plan Information

	COL. A	COL. B	COL. C

			Number of securities
			remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))

Equity compensation plans approved by security holders	1,509,606	$12.13	359,851
Equity compensation plans not approved by security holders(1)	341,016	10.71	—

Total	1,850,622	$11.87	359,851

(1) See Note 9 to Consolidated Financial Statements.

Item 13.     Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      Reference is made to the information set forth under the caption “Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

      The following financial statements of LESCO, Inc. are included in Item 8:

      Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

      Consolidated Balance Sheets — December 31, 2003 and 2002

      Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      The following financial statement schedule is included herewith:

      Schedule II — Valuation and Qualifying Accounts — December 31, 2003, 2002 and 2001

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) See Exhibit Index following the signature page to this report.

(b) Reports on Form 8-K

      On December 16, 2003, the Company filed a report on Form 8-K relating to the Company’s press release announcing initiatives to restructure its debt and improve its balance sheet and announcing an increase in its 2003 EPS guidance.

      On October 28, 2003, the Company filed a report on Form 8-K relating to the Company’s Earnings Release for the third quarter ended September 30, 2003.

(c) Exhibits — See Exhibit Index

(d) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts — Describe	Costs Incurred		End of Period

Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for discontinued inventory	$1,034,000	$64,000		$(876,000	)(1)	$222,000
Year Ended December 31, 2002:
Deducted from assets accounts — Reserve for discontinued inventory	$1,837,000	$9,875,000		$(10,678,000	)(1)	$1,034,000
Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for discontinued inventory	$1,519,000	$348,000		$(30,000	)(1)	$1,837,000

(1)	Reserve is reduced as discontinued inventory is sold or is otherwise disposed. See Note 2 to Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions
	Balance at
	Beginning of	Charged to Costs	Charged to Other			Balance at
Description	Period	and Expenses	Accounts — Describe	Costs Incurred		End of Period

Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,980,000	$2,140,000		$(2,234,000	)(2)	$4,886,000
Year Ended December 31, 2002:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,370,000	$2,243,000		$(1,633,000	)(2)	$4,980,000
Year Ended December 31, 2001:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,500,000	$2,247,000		$(2,377,000	)(2)	$4,370,000

(2)	Reserve is reduced as account balances are written-off throughout the year. See Note 2 to Consolidated Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By	/s/ MICHAEL P. DIMINO

Michael P. DiMino
President and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL P. DIMINO Michael P. DiMino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ RONALD BEST Ronald Best	Director	March 26, 2004

/s/ ROBERT F. BURKHARDT Robert F. Burkhardt	Director	March 26, 2004

/s/ J. MARTIN ERBAUGH J. Martin Erbaugh	Director and Chairman of the Board	March 26, 2004

/s/ MICHAEL E. GIBBONS Michael E. Gibbons	Director	March 26, 2004

/s/ ENRIQUE FOSTER GITTES Enrique Foster Gittes	Director	March 26, 2004

/s/ LEE C. HOWLEY Lee C. Howley	Director	March 26, 2004

/s/ CHRISTOPHER H. B. MILLS Christopher H. B. Mills	Director	March 26, 2004

/s/ R. LAWRENCE ROTH R. Lawrence Roth	Director	March 26, 2004

LESCO, INC.

FORM 10-K
EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).
3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4(a)	Specimen certificate for the Registrant’s Common Shares (included as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-90900) and incorporated herein by reference).
4(b)	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4(c)	Loan Agreement dated as of January 1, 1988 between County of Belmont, Ohio, and the Registrant ($5,875,000 County of Belmont, Ohio Industrial Development Revenue Bonds) (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4(d)	Loan Agreement dated as of January 28, 1988 between the Director of Development of the State of Ohio and the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4(e)	Revolving Credit and Security Agreement dated December 30, 2003 by and among PNC Bank, National Association, as agent, and the Registrant, LESCO Services, Inc., LESCO Technologies, LLC and Aim Lawn & Garden Products Inc.
*10(a)	1992 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10(b)	Consulting Agreement by and between the Registrant and Robert F. Burkhardt (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10(c)	2000 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10(d)	2000 Broad Based Stock Option Plan, as amended and restated (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10(e)	Employment Agreement by and between LESCO and Michael P. DiMino, dated February 23, 2004.
*10(f)	Employment Agreement by and between LESCO and Jeffrey L. Rutherford (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10(g)	Amended and Restated Retention Agreement by and between the Registrant and Michael P. DiMino, dated November 1, 2003.
*10(h)	Amended and Restated Retention Agreement by and between the Registrant and Jeffrey L. Rutherford, dated November 1, 2003.
*10(i)	Retention Agreement by and between LESCO and Steven E. Cochran, dated November 1, 2003.
*10(j)	Retention Agreement by and between LESCO and Bruce K. Thorn, dated November 1, 2003.
10(k)	Portfolio Purchase and Sale Agreement, by and among LESCO Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).

Exhibit
Number	Description of Document

10(l)	Private Label Business Credit Program Agreement, by and among LESCO, Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10(m)	First Amendment to Private Label Business Credit Program Agreement, dated December 29, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
14	Code of Ethics.
21	Subsidiaries of the registrant.
23(a)	Consent of KPMG LLP Independent Auditors.
23(b)	Consent of Ernst & Young LLP Independent Auditors.
31(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32(a)	Certification Pursuant to 18 U.S.C. Section 1350.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

REPORT OF KPMG LLP INDEPENDENT AUDITORS

LESCO, Inc.,

To the Board of Directors and Shareholders

      We have audited the accompanying consolidated balance sheet of LESCO, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements and financial statement schedule of LESCO, Inc. as of December 31, 2002, were audited by other auditors whose report, dated February 1, 2003, on those statements was unqualified and included an explanatory paragraph that described the adoption of the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”, effective January 1, 2002 discussed in Note 2 to the consolidated financial statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of LESCO, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Cleveland, Ohio

February 19, 2004

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

LESCO, Inc.
Board of Directors and Shareholders LESCO, Inc.

      We have audited the accompanying consolidated balance sheets of LESCO, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a) as it relates to information as of December 31, 2002 and 2001 and for the years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as it relates to information as of December 31, 2002 and 2001 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 1, 2003

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands, except per share data)
Net sales	$523,489	$511,705	$504,268
Cost of product	(350,529)	(341,268)	(349,303)
Cost of inventory markdown (Note 4)	—	(9,225)	—
Distribution cost	(47,669)	(44,201)	(45,416)

Gross profit on sales	125,291	117,011	109,549
Selling expense	(85,522)	(78,987)	(75,643)
General & administrative expense	(29,331)	(30,591)	(30,318)
Merchant discounts and provision for doubtful accounts	(2,843)	(2,363)	(1,268)
Early retirement of debt (Note 6)	(2,333)	(4,550)	—
Loss from sale of credit portfolio (Note 3)	(4,626)	—	—
Asset rationalization (Note 13)	—	(12,044)	—
Other expense	(1,065)	(3,627)	(1,119)
Other income	1,596	846	71

Income (loss) before interest and taxes	1,167	(14,305)	1,272
Interest expense	(4,804)	(4,933)	(6,116)

Loss before taxes and cumulative effect of accounting change	(3,637)	(19,238)	(4,844)
Income tax (provision) benefit	(1,634)	6,376	1,960

Loss before cumulative effect of accounting change	(5,271)	(12,862)	(2,884)
Cumulative effect of accounting change for goodwill charge, net of tax benefit of $2,735 (Note 2)	—	(4,597)	—

Net loss	$(5,271)	$(17,459)	$(2,884)

Loss per share of common stock before cumulative effect of accounting change:
Diluted	$(0.63)	$(1.52)	$(0.34)

Basic	$(0.63)	$(1.52)	$(0.34)

Cumulative effect of accounting change per diluted share of common stock	—	(0.54)	—

Loss per share of common stock:
Diluted	$(0.63)	$(2.06)	$(0.34)

Basic	$(0.63)	$(2.06)	$(0.34)

Average number of common shares and common share equivalents outstanding:
Diluted	8,550,414	8,519,789	8,496,681

Basic	8,550,414	8,519,789	8,496,681

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002
(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,505	$1,720
Accounts receivable	19,278	68,572
Inventories	93,580	86,837
Deferred income taxes	—	3,400
Other	6,980	6,171

TOTAL CURRENT ASSETS	127,343	166,700
Property, plant and equipment, net	31,481	33,938
Other	2,541	4,094

	$161,365	$204,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,874	$39,189
Accrued liabilities	14,805	19,869
Revolving credit facility	15,513	57,052
Current portion of debt	28	1,148

TOTAL CURRENT LIABILITIES	84,220	117,258
Long-term debt	5,875	10,227
Deferred income taxes	—	314

TOTAL LIABILITIES	90,095	127,799
SHAREHOLDERS’ EQUITY:
Preferred shares — without par value — 500,000 shares authorized; 1,630 shares issued and outstanding in 2002, liquidation value $1,000 per share	—	1,630
Common shares — without par value — 19,500,000 shares authorized; 8,668,914 shares issued and outstanding in 2003; 8,637,563 shares issued and 8,523,914 shares outstanding in 2002	867	864
Paid-in capital	34,619	34,901
Retained earnings	37,262	42,642
Unearned compensation	(1,478)	—
Accumulated other comprehensive loss	—	(1,149)
Less: Treasury shares, none in 2003 and 113,649 in 2002	—	(1,955)

TOTAL SHAREHOLDERS’ EQUITY	71,270	76,933

	$161,365	$204,732

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
OPERATING ACTIVITIES:
Net loss before cumulative effect of accounting change	$(5,271)	$(12,862)	$(2,884)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	7,724	8,483	8,886
Amortization of deferred financing fees and other	1,043	1,062	1,056
Asset rationalization expense (Note 13)	—	12,044	—
Inventory markdown (Note 4)	—	9,225	—
Early retirement of debt expense (Note 6)	2,333	4,550	—
Loss from sale of credit portfolio (Note 3)	4,626	—	—
Loss on sale/disposal of fixed assets	313	93	321
Deferred income taxes	2,351	(2,977)	544
Decrease (increase) in accounts receivable	(14,353)	(1,653)	7,191
Provision for uncollectible accounts receivable	2,140	2,243	2,247
(Increase) decrease in inventories	(6,743)	(3,066)	7,047
Increase in accounts payable	4,819	2,868	8,202
Increase (decrease) in other items	(4,060)	4,648	(1,752)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(5,078)	24,658	30,858
INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	—	1,387	77
Purchase of property, plant and equipment	(5,580)	(2,660)	(11,085)

NET CASH USED IN INVESTING ACTIVITIES	(5,580)	(1,273)	(11,008)
FINANCING ACTIVITIES:
Sale (purchase) of accounts receivable	56,881	(31,200)	31,200
Increase (decrease) in overdraft balances	9,866	(11,276)	5,341
Proceeds from borrowings	604,183	622,703	151,400
Reduction of borrowings	(651,194)	(605,387)	(200,097)
Exercised stock options, net of treasury shares	110	101	(95)
Deferred financing fees	(416)	(2,000)	(2,511)
Cash dividends and rights redemption	—	—	(629)
Payment to terminate interest rate swap	(1,248)	—	—
Repurchase of preferred stock	(1,739)	—	—
Issuance of common shares	—	—	113
Acquisition of treasury stock	—	—	(27)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	16,443	(27,059)	(15,305)

Net change in cash and cash equivalents	5,785	(3,674)	4,545
Cash and cash equivalents — Beginning of the period	1,720	5,394	849
CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$7,505	$1,720	$5,394

Supplemental disclosure of cash flow information:
Interest paid	$5,579	$4,351	$6,254
Income taxes (refunded) paid	$(68)	$19	$193

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Shares		Common Shares						Other
					Paid-In	Retained	Treasury	Unearned	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Shares	Compensation	Loss	Total
(Dollars in thousands)
Balance at January 1, 2001	—	$—	8,615,328	$862	$34,768	$63,730	$(1,154)	$(770)	$—	$97,436
Exercise of stock options			12,875	1	113					114
Issuance of restricted common shares			360		4		(82)	78		—
Treasury share transactions (7,350 shares)							(27)			(27)
Rights redemption					(85)					(85)
Dividends paid — $.075 per share						(638)				(638)
Net loss						(2,884)				(2,884)

Balance at December 31, 2001	—	$—	8,628,563	$863	$34,800	$60,208	$(1,263)	$(692)	$—	$93,916
Exercise of stock options			9,000	1	101					102
Forfeiture of restricted stock							(692)	692		—
Issuance of preferred stock	1,523	1,523								1,523
Preferred stock dividend	107	107				(107)				—
Change in value of interest rate swap									(1,149)	(1,149)
Net loss						(17,459)				(17,459)

Balance at December 31, 2002	1,630	$1,630	8,637,563	$864	$34,901	$42,642	$(1,955)	$—	$(1,149)	$76,933
Exercise of stock options			15,000	1	109					110
Issuance of restricted stock			16,351	2	(391)		1,955	(1,565)		1
Amortization of unearned compensation related to restricted stock								87		87
Preferred stock dividend	109	109				(109)				—
Repurchase of preferred stock	(1,739)	(1,739)								(1,739)
Change in value of interest rate swap									228	228
Termination of interest rate swap									921	921
Net loss						(5,271)				(5,271)

Balance at December 31, 2003	—	$—	8,668,914	$867	$34,619	$37,262	$—	$(1,478)	$—	$71,270

    Comprehensive loss is as follows:

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Net loss	$(5,271)	$(17,459)	$(2,884)
Change in value of interest rate swap	228	(1,149)	—
Termination of interest rate swap	921	—	—

Comprehensive loss	$(4,122)	$(18,608)	$(2,884)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Segment Information

      LESCO, Inc. (“LESCO” or “The Company”) is the largest provider of products for the professional turf care segment of the green industry. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed and equipment. The Company distributes products through 247 Service Centers, 71 Stores-on-Wheels, 74 direct sales representatives and other direct sales efforts. The Company operates nine distribution hubs, three fertilizer blending facilities and a grass seed processing plant.

      Segment Information: The Selling and Support segments reported below are the segments of the Company for which separate information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

      The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location. These Four-Wall P&Ls include the sales and operating expenses necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense and the portion of merchant discounts and provision for doubtful accounts not previously charged to the Four-Wall P&Ls.

      Prior to 2003, Four-Wall P&Ls were not maintained using the current format. To provide comparable segment results, certain allocations, particularly related to distribution expense, were estimated and reflected for 2002 and 2001 based upon 2003 results.

      The Support segment represents the operating results and invested capital of all non-selling locations including manufacturing facilities (blending facilities and seed processing plant), distribution hubs and the corporate office.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Net sales
Selling	$523,489	$511,705	$504,268
Support	—	—	—

	$523,489	$511,705	$504,268

Earnings before interest and taxes
Selling	$60,724	$68,511	$70,081
Support	(59,557)	(82,816)	(68,809)

	$1,167	$(14,305)	$1,272

Capital expenditures
Selling	$3,249	$304	$941
Support	2,331	2,356	10,144

	$5,580	$2,660	$11,085

Depreciation expense
Selling	$750	$832	$818
Support	6,974	7,651	8,068

	$7,724	$8,483	$8,886

Intangible asset amortization expense
Selling	$—	$—	$—
Support	1,043	1,062	1,056

	$1,043	$1,062	$1,056

Identifiable assets
Selling	$70,392	$113,238	$86,371
Support	90,973	91,494	118,225

	$161,365	$204,732	$204,596

Note 2.	Summary of Significant Accounting Policies

      Principles of Consolidation: The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

      Revenue Recognition: The Company recognizes revenue when goods are shipped and title and risk of loss passes to the customer.

      Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less. Cash equivalents include accounts receivable from multi-purpose credit programs, such as American Express, Visa and MasterCard, and from the private

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

label business credit program with GE Capital Financial Inc. (Note 3). Cash equivalents are carried at cost, which approximates fair value.

      Accounts Receivable: Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

      Inventories: Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased and cost of product is recognized at time of sale. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Markdown and shrink reserves are provided for markdown of inventory to net realizable value, expected inventory shrink and earned supplier discounts of inventory remaining on hand. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location’s last physical inventory, a reserve for estimated shrinkage is provided based on various factors including sales volume and the Company’s historical shrink results.

      Income Taxes: The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $3.7 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards as of December 31, 2003. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 for additional information regarding income taxes.

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

      In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all its goodwill recording a $4.6 million charge, which is the write-off of the $7.3 million of goodwill net of a tax benefit of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002.

      The following table reflects the adjusted consolidated results for 2001, as if the adoption of SFAS No. 142 had occurred on January 1, 2001:

	Dollars	Diluted EPS	Basic EPS
(Dollars in thousands, except per share data)
2001 net loss as reported	$(2,884)	$(0.34)	$(0.34)
Goodwill amortization as reported (net of $219, or $0.03 per share, tax effect)	364	0.04	0.04

As adjusted	$(2,520)	$(0.30)	$(0.30)

      Accrued Liabilities: Certain accrued liabilities, including employee health insurance and workers’ compensation, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. A valuation analysis is performed to estimate the accrual required for property and casualty insurance claims expense.

      Advertising: Advertising costs are expensed as incurred. There were no amounts capitalized as of December 31, 2003 and 2002. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Advertising expense, net of vendor reimbursements, was $2,537,000, $1,830,000, and $1,554,000 for fiscal years 2003, 2002 and 2001, respectively. Net advertising expense is included in selling expense.

      Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated their fair value as of December 31, 2003 and 2002 because of the relatively short maturity of these instruments.

      Earnings Per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net loss, less the preferred dividend, by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year utilizing the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net loss applicable to common stock and the weighted average number of common and common equivalent shares outstanding is as follows:

	For the Year Ended December 31,

	2003	2002	2001

(Dollars in thousands)
Net loss	$(5,271)	$(17,459)	$(2,884)
Preferred stock dividend	(109)	(107)	—

Net loss applicable to common stock	$(5,380)	$(17,566)	$(2,884)

Weighted average number of common shares outstanding (basic)	8,550,414	8,519,789	8,496,681
Weighted average dilutive stock options	—	—	—

Weighted average number of common and common equivalent shares outstanding (diluted)	8,550,414	8,519,789	8,496,681

      Weighted average stock options of 139,569 for the year ended December 31, 2003, and 192,391 and 66,392 for 2002 and 2001, respectively, were excluded from the dilutive EPS calculation because they were anti-dilutive due to net losses.

      Stock Options: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations.

      The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	For the Year Ended December 31,

	2003	2002	2001

(Dollars in thousands, except per share data)
Net loss as reported	$(5,271)	$(17,459)	$(2,884)
Less: stock option expense, net of tax	(627)	(1,051)	(755)

Pro forma net loss	$(5,898)	$(18,510)	$(3,639)

Loss per diluted share
As reported	$(0.63)	$(2.06)	$(0.34)
Pro forma	$(0.69)	$(2.17)	$(0.43)
Loss per basic share
As reported	$(0.63)	$(2.06)	$(0.34)
Pro forma	$(0.69)	$(2.17)	$(0.43)

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	December 31,

	2003	2002	2001

Risk-free interest rate	1.12%	4.25%	4.85%
Expected years until exercise	4 years	4 years	4 years
Expected stock volatility	50.0%	37.0%	35.0%
Dividend yield	0.0%	0.0%	0.0%

      The risk-free interest rate for 2003 was based on a six-month treasury bill rate and 2002 and 2001 was based on the prime rate.

     Recently Adopted Accounting Pronouncements:

      SFAS 150: In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

      SFAS 149: In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of SFAS 149 in the fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

      SFAS 146: The Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) effective January 1, 2003, which did not have a material impact on its consolidated results of operations and financial position. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than when the exit or disposal plan was committed to as was generally the case under previous rules.

      SFAS 145: The Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections, effective January 1, 2003. The adoption resulted in the Company reclassifying its early extinguishment of debt charge to operating results. Previously, the early extinguishment of debt charge was recognized as an extraordinary charge, net of related income tax effect.

      SFAS 143: The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) on January 1, 2003, which did not have a material impact on its consolidated results of operations and financial position. SFAS 143 establishes standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.

      Reclassifications: Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Accounts Receivable

      Accounts receivable consist of the following:

	December 31,

	2003	2002
(Dollars in thousands)
Supplier rebate programs	$9,328	$8,828
Trade receivables
Recourse	5,751	—
Owned — domestic	6,798	61,632
Owned — international	1,578	2,453
Other	709	639
Allowance for doubtful accounts	(4,886)	(4,980)

	$19,278	$68,572

      The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of sales.

      On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. The transaction resulted in a pre-tax charge of $4.6 million.

      Concurrent with the sale, the Company and GEBCS entered a private label business credit program agreement (Credit Agreement). Under the Credit Agreement, GEBCS will extend commercial credit to qualified customers of LESCO and fund the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statement of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit losses. The Credit Agreement has a five-year term with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.

      GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses and pays a fee to GEBCS to manage the credit recourse portfolio. The accounts held in the credit recourse portfolio at December 31, 2003 did not qualify for purchase by GEBCS on December 30, 2003, but a major portion of the recourse account portfolio is expected to be moved to the GEBCS owned portfolio during 2004. The expected loss to the Company from the credit recourse accounts is provided for in the allowance for doubtful accounts. As GEBCS has funded and continues to fund the credit recourse account activity, the Company recognizes the entire recourse account portfolio as accounts receivable, with an off-setting account payable to GEBCS.

      The owned domestic credit accounts are accounts that did not qualify for sale to GEBCS or for the credit recourse portfolio. LESCO has retained the ownership and management of the owned domestic credit accounts.

      The Credit Agreement does not allow for the ownership of international credit accounts by GEBCS. As such, LESCO has retained the ownership and management of international accounts. All international accounts are denominated in U.S. dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

Note 4.     Inventories

      Inventories consist of the following:

	December 31,

	2003	2002
(Dollars in thousands)
Finished goods and purchased inventories
Selling locations	$46,858	$48,849
Distribution hubs and plants	36,069	26,862
Capitalized procurement, warehousing and distribution costs	6,681	7,521
Less: Markdown and shrink reserves	(1,563)	(1,840)
Inventory held on consignment	(5,832)	(5,532)

	82,213	75,860
Raw Materials	11,367	10,977

	$93,580	$86,837

      Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased and cost of product is recognized at time of sale. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Markdown and shrink reserves are provided for markdown of inventory to net realizable value, expected inventory shrink and earned supplier discounts of inventory remaining on hand.

      The Company maintains an inventory life cycle program which requires the identification of all stock keeping units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. The selling price of SKUs identified as discontinued are progressively marked-down over specified periods, until the selling price is marked down to zero. At the time a SKU is identified as discontinued, a markdown valuation reserve is recorded to adjust the inventory cost to expected net realizable value.

      During 2002 in preparation for the conversion to the product life cycle program, twelve thousand existing SKUs were specifically identified as discontinued. The Company recorded a charge of approximately $9.2 million to markdown the cost of these discontinued SKUs to their expected net realizable value. As of December 31, 2002, these discontinued SKUs were substantially liquidated.

Note 5.	Property, Plant and Equipment

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment, net consists of the following:

	December 31, 2003			December 31, 2002

	Selling			Selling
	Locations	Support	Total	Locations	Support	Total

(Dollars in thousands)
Land	$—	$834	$834	$—	$934	$934
Buildings and improvements	1,391	21,174	22,565	1,247	20,373	21,620
Machinery and equipment	3,746	20,549	24,295	3,104	22,792	25,896
Furniture and fixtures	6,262	29,636	35,898	4,034	28,505	32,539

Subtotal	11,399	72,193	83,592	8,385	72,604	80,989
Less: Accumulated depreciation	(6,324)	(45,787)	(52,111)	(5,992)	(41,059)	(47,051)

Property, plant and equipment, net	$5,075	$26,406	$31,481	$2,393	$31,545	$33,938

      The average capital cost in 2003 for a new Service Center was approximately $60,000. The cost reflected in “Selling Locations” also includes an increase of $1,958,000 for information systems cost.

      Depreciation expense is included in the following:

	December 31,

	2003	2002	2001

(Dollars in thousands)
Cost of product	$2,596	$3,783	$4,199
Distribution cost	629	443	586
Selling expense	750	832	818
General and administrative expense	3,749	3,425	3,283

Total	$7,724	$8,483	$8,886

Note 6.	Borrowings

      Borrowings consist of the following:

	December 31,

	2003	2002

(Dollars in thousands)
Current:
Revolving credit facility	$15,513	$57,052
Current portion of long-term debt	28	1,148

	$15,541	$58,200

Long-term:
Term loan	$—	$5,366
Industrial revenue bonds	5,875	5,875
Other debt	28	134
Less: current portion	(28)	(1,148)

	$5,875	$10,227

Revolving Credit Facility

      On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including a term loan, buy-out an interest rate swap agreement for $1.2 million and buy-back outstanding preferred stock, including accrued dividends, for $1.7 million. A charge of $1.1 million was recorded to expense the unamortized portion of the deferred financing costs of the prior credit facility.

      The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2003, there was $43.7 million available, with unused capacity of $17.9 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

      The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowing under the Facility as of December 31, 2003 was 4.0%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2003. The amount of deferred financing charges associated with the Facility included in other non-current assets was $416,000, which will be amortized to expense over the three-year term of the facility.

      Outstanding letters of credit issued under the Facility were as follows as of December 31, 2003:

(Dollars in thousands)
Industrial revenue bonds	$6,231
Insurance programs	3,407
Other	600

$10,238

      The prior credit facility, which was retired concurrent with the entering of the Facility, was a $122.3 million senior secured credit facility, including a $115.0 million revolving credit facility and a term loan of original principal of $7.3 million, bearing interest at LIBOR plus 2.75% to 3.00%.

     Industrial Revenue Bonds

      The Company has $5.9 million of industrial revenue bonds outstanding related to its Martins Ferry, Ohio facility. The bonds mature in 2014. The bonds are secured by property and equipment with a net book value of $4.3 million at December 31, 2003 and backed by a letter of credit of $6.2 million, which is renewed annually in April. Interest is payable quarterly at a rate based on the comparable tax-exempt market rates and was 1.2% and 1.75% at December 31, 2003 and 2002, respectively. Under certain circumstances, the Company may convert the interest rate to a fixed rate.

     Interest Rate Swap Agreement

      In conjunction with the signing of the prior credit facility, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement (the Swap) scheduled to expire in January 2005. The Swap converted existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to a 4.2% fixed-rate plus applicable borrowing margin of 2.75% to 3.00%. The Swap was terminated in conjunction with the entering of the Facility through a payment of $1.2 million which is included in the “early retirement of debt” caption in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Preferred Shares

      In conjunction with its 2002 refinancing, the Company issued $1.5 million of Preferred Shares with a non-income tax deductible, 7% payment-in-kind annual dividend. In conjunction with entering the Facility, these Preferred Shares were repurchased for $1.7 million.

     Fair Market Value

      The carrying amount of the Company’s borrowings approximates fair market value based upon consideration of current market rates.

Note 7.  Income Taxes

Income Tax (Provision) Benefit:

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Current:
Federal	$1,411	$4,965	$2,544
State	41	131	(40)

Total current taxes	1,452	5,096	2,504
Deferred taxes	(270)	2,169	(544)
Valuation allowance	(2,816)	(889)	—

Total income tax (provision) benefit	$(1,634)	$6,376	$1,960

Reconciliation of Effective Income Tax Rate:

	For the Year Ended December 31,

	2003	2002	2001
(In percentages)
Income taxes at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax	1.1	4.7	9.0
Other	(2.6)	(1.0)	(2.5)

Subtotal	32.5	37.7	40.5
Change in valuation allowance	(77.4)	(4.6)	—

Income tax (provision) benefit	(44.9)%	33.1%	40.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Deferred Tax Assets and Liabilities:

	December 31,

	2003	2002
(Dollars in thousands)
Deferred Tax Assets
Allowance for doubtful accounts	$1,906	$1,970
Accrued compensation	721	1,095
Accrued employee benefits	591	554
Accrued insurance	401	418
Charitable contribution carryforward	70	44
Net operating loss carryforward — federal	1,682	451
Net operating loss carryforward — state	889	889
Goodwill	2,212	2,472
Interest rate swap	—	735
Asset rationalization reserve	410	782
Other	61	80

Total deferred tax assets	8,943	9,490
Deferred Tax Liabilities
Inventory	(1,780)	(1,469)
Prepaid expenses	(587)	(746)
Depreciation	(2,871)	(3,300)

Total deferred tax liabilities	(5,238)	(5,515)
Valuation allowance	(3,705)	(889)

Total	$—	$3,086

      Reconciliation of the change in the net deferred tax assets /(liabilities):

Net deferred tax assets at December 31, 2002	$3,086
Deferred tax benefit — recorded in income tax provision	465
Valuation allowance — recorded in income tax provision	(2,816)
Tax benefit of interest rate swap — recorded in shareholders’ equity	(735)

Net deferred tax assets at December 31, 2003	$—

      As of December 31, 2003, the Company had net operating loss carryforwards of $4.9 million for Federal income tax reporting purposes of which the tax effect of $1,682,000 is recorded as a deferred tax asset. These federal carryforwards will expire in varying amounts, if unused, in years 2004 through 2011.

      The Company has state net operating losses which will be available to offset future taxable income. The Company has recorded a deferred tax asset of $889,000 at December 31, 2003 and 2002. These state carryforwards will expire in varying amounts, if unused, in years 2006 through 2023. In 2002, as a result of the recent losses, the Company became uncertain whether a benefit would be realized from the state net operating losses. As a result, the Company recorded a full valuation allowance against its recorded state net operating loss deferred tax asset in 2002.

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences become deductible. In making this assessment, the Company considers historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $3.7 million has been recorded at December 31, 2003 to fully reserve for the Company’s net deferred tax assets.

Note 8.     Defined Contribution Retirement Plan

      The Company maintains a defined contribution retirement plan (the Plan) for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the Plan. Participants have several investment options available including investing in stock of the Company. The Plan does not require participants to invest their contribution or the Company’s matching contribution in the stock of the Company. At December 31, 2003, approximately 17.5% of the Plan’s assets, at market value, were invested in the Company’s stock. Company contributions to the plan were $1,215,000, $1,220,000 and $836,000 for 2003, 2002 and 2001, respectively.

Note 9.	Stock Incentive Plans

      Stock Based Compensation: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At December 31, 2003, there were 359,851 shares reserved for future grants, consisting of 169,351 under the 1992 and 2000 Stock Incentive plans, 95,500 under the 2000 Broad-Based Stock Option Plan and 95,000 under the 1995 Directors’ Stock Option Plan. Options issued pursuant to any of the Company’s plans have exercisable periods ranging from six to 10 years at an option price equal to the fair market value on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans at an exercise price equal to fair market value in connection with the employment of key employees. There are 341,016 outstanding stock options that have been issued outside of the plans.

      In 2003, $17,000 of tax benefit from the exercising of stock options was not recorded as its ultimate realizability was not assured. In 2002, there was no tax benefit related to the exercise of stock options. In 2001, additional paid-in capital includes $20,000 of tax benefit relating to the exercise of stock options. These benefits will be recorded when they are realized. The following table summarizes the changes in the outstanding stock options for the year ended December 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning of year	2,033,912	$11.12	1,602,270	$14.82	1,386,762	$16.11
Granted	75,000	11.74	801,025	9.96	382,521	11.26
Exercised	(15,000)	7.33	(9,000)	11.33	(12,375)	7.00
Canceled/forfeited	(243,290)	15.44	(360,383)	15.40	(154,638)	16.40

Outstanding — end of year	1,850,622	$11.87	2,033,912	$11.12	1,602,270	$14.82

Exercisable — end of year	1,497,886	$12.06	1,409,885	$10.96	1,347,480	$15.66
Reserved for future grants	359,851		297,061		942,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of December 31, 2003:

			Weighted	Weighted
			Average	Average
	Options	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Exercisable	Price	Life

$0 to $10.00	711,516	616,516	$8.25	6.6 years
$10.01 to $15.00	808,865	551,129	11.43	7.5 years
$15.01 to $20.00	295,512	295,512	16.41	4.6 years
$20.01 and above	34,729	34,729	22.31	4.3 years

	1,850,622	1,497,886	$12.06	6.6 years

      The Company granted 130,000 restricted stock units to certain executives in 2003 of which 113,649 shares were issued from treasury shares and 16,351 from new issuances. The units vest 100% three years from the grant date and are forfeited if the grantee terminates employment prior to vesting. During 2003, the Company recorded $87,000 of compensation expense related to the restricted stock units.

      The weighted average fair values of options at their grant date during 2003, 2002 and 2001 were $5.07, $3.00 and $4.96, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Detail of Certain Balance Sheets Accounts

	December 31,

	2003	2002
(Dollars in thousands)
Other current assets:
Income tax refund receivable	$3,740	$3,072
Other prepaids	1,548	1,171
Prepaid insurance	1,033	1,478
Notes receivable	385	450
Assets held for sale	274	—

	$6,980	$6,171

Other non-current assets:
Notes receivable	$1,466	$930
Store deposits	572	587
Deferred financing charges	416	2,226
Assets held for sale	—	325
Miscellaneous deposits	87	91
Investment — joint venture	—	(65)

	$2,541	$4,094

Accounts payable:
Accounts payable	$35,910	$36,842
Overdraft balances	12,213	2,347
Accounts payable to GEBCS for recourse accounts receivable (Note 3)	5,751	—

	$53,874	$39,189

Accrued liabilities:
Accrued non-income taxes	$3,510	$2,534
Commissions	2,650	4,533
Salaries and wages	1,918	1,698
Insurance — hospitalization and workers’ compensation	2,383	2,145
Asset rationalization (Note 13)	1,050	2,005
Insurance — property and casualty	1,028	1,072
Severance (Note 13)	532	1,574
Interest rate swap	—	1,883
Other	1,734	2,425

	$14,805	$19,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Detail of Certain Statements of Operations Accounts

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Net sales:
Gross sales	$526,041	$513,451	$506,630
Freight revenue	1,536	1,422	1,435
Customer discounts and rebates	(4,088)	(3,168)	(3,797)

	$523,489	$511,705	$504,268

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$1,510	$1,091	$913
Private label business credit programs	100	—	—
Provision for doubtful accounts	2,140	2,243	2,247
Customer finance revenue	(1,860)	(1,822)	(2,399)
Other	953	851	507

	$2,843	$2,363	$1,268

Other expense:
Severance (Note 13)	$728	$3,523	$790
Loss on sale/disposal of fixed assets	313	93	321
Other	24	11	8

	$1,065	$3,627	$1,119

Other income:
Joint venture income (loss) (Note 14)	$848	$164	$(538)
Payment discounts	651	533	468
Other	97	149	141

	$1,596	$846	$71

Note 12.     Commitments and Contingencies

      The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 2003, 2002 and 2001 was approximately $20,445,000, $20,264,000 and $20,166,000, respectively. Future minimum lease payments are as follows:

	Selling
	Locations	Support	Total
(Dollars in thousands)
Years Ended December 31,
2004	$11,609	$5,427	$17,036
2005	9,148	5,084	14,232
2006	5,817	3,344	9,161
2007	3,670	2,817	6,487
2008	1,662	1,721	3,383
Thereafter	1,140	6,581	7,721

	$33,046	$24,974	$58,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has various contractual commitments for the purchase of product and commodities, including:

•	For 2004, the purchase of the grass seed crop from approximately 34,000 acres of land at prices to be determined by the prevailing market prices.

•	For 2004, the purchase of 126,000 tons of urea at a fixed price, which approximates the market price at December 31, 2003.

•	For 2004 through 2007, the annual purchase of 8,000 tons of methylene-urea fertilizer at a fixed conversion price of $500 per ton plus the prevailing commodities market prices (Note 13).

•	For 2004 through 2008, the purchase of specified values of equipment, including walk behind and riding mowers, spreaders and sprayers, are: $26.2 million in 2004, $28.9 million in 2005, $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008 (Note 14).

      There are various pending lawsuits and claims arising out of the conduct of the Company’s business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

Note 13.	Asset Rationalization

      During 2002, the Company completed an asset analysis and finalized plans to rationalize under-performing assets. The plan included ceasing operations at, and the decision to sell, the Company’s manufacturing facilities in Disputanta, Virginia (Disputanta) and Stockton, California (Stockton). The plan also included the sale of properties in Wellington, Ohio and Windsor, New Jersey (the Properties). The Company recorded a total pre-tax charge of $15.5 million, including an asset rationalization charge of $12.0 million and other expense (severance) of $3.5 million.

      The asset rationalization included asset impairment charges of $8.8 million, related to the write-down of Disputanta, Stockton and the Properties to net realizable value and the write-off of patents and trademarks related to products previously manufactured at Disputanta. The Company accounted for the planned sales of Disputanta, Stockton and the Properties in accordance with the guidelines of SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” which was adopted as of January 1, 2002. The asset rationalization also included lease costs of $0.7 million for the aggregate straight-line lease expense for Disputanta and Stockton and other exit costs of $2.5 million.

      On November 4, 2002 the Disputanta, Virginia facility was sold. The sale included the fixed assets at the facility and patent rights related to products produced at the facility. The Company received $250,000 in cash at closing and a $1,850,000 four-year term note, secured by the fixed assets at the facility. A net gain on the sale of $718,000 was recorded to the asset rationalization reserves. The purchaser has assumed the remainder of the facility lease. The agreement includes a five-year supply agreement, in which the Company guarantees minimum annual purchase quantities of 8,000 tons at a conversion cost of $500 per ton, plus raw material costs.

      Activity in the accounts during 2003 includes additional severance expense for normal, re-occurring employee terminations and payments to discharge lease and other obligations, including environmental matters, related to Disputanta, Stockton and the Properties. Stockton and the Properties remain assets held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major components of the charge for the asset rationalization and severance expense and the related remaining reserves and accruals as of December 31, 2003 and 2002 are as follows:

	Asset Rationalization Accrual

	Asset
	Impairment	Lease	Other Exit		Severance
	Charges	Costs	Costs	Total	Accrual	Total
(Dollars in thousands)
2002 Activity
Asset rationalization charge	$8,853	$686	$2,505	$12,044	$3,523	$15,567
Gain on sale	718	—	—	718	—	718
Utilized/payments	(9,571)	(52)	(1,134)	(10,757)	(1,949)	(12,706)

Asset rationalization and severance accruals at December 31, 2002	$—	$634	$1,371	$2,005	$1,574	$3,579
2003 Activity
2003 additions/reclassifications	—	(357)	357	—	728	728
Utilized/payments	—	(57)	(898)	(955)	(1,770)	(2,725)

Asset rationalization and severance accruals at December 31, 2003	$—	$220	$830	$1,050	$532	$1,582

Note 14.	Divestiture of Investment in Commercial Turf Products, LTD.

      In the fourth quarter of 2003, the Company sold its investment in Commercial Turf Products, Ltd. (CTP) to MTD Consumer Group, Inc. (MTD). CTP is a manufacturer of commercial grade riding and walkbehind turf mowers, blowers, turf renovators, spreaders sprayers, associated accessories and service parts. The Company sold its investment for a $933,130 promissory note and a release from its guarantee of certain of CTP’s liabilities, including an $8.0 million industrial revenue bond. The note is payable in five equal, annual installments of $186,626 beginning November 15, 2003. The Company recorded a $10,000 gain on the sale.

      Concurrent with the sale, the Company entered into a five-year supply agreement with CTP and MTD. During the term of the agreement, the Company maintains the exclusive rights to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retains certain customer rights. The Company is not required to exclusively source products from CTP and MTD. Additionally, the Company has the option to exercise a buyout of the agreement prior to the expiration of the five-year term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Quarterly Financial Summary (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

	Quarter Ended 2003

	Mar. 31	June 30	Sept. 30	Dec. 31
(Dollars in thousands, except per share data)
Net sales	$94,450	$172,560	$147,721	$108,758
Gross profit	20,330	42,989	38,706	23,266
Net (loss) income	(5,747)	6,737	5,718	(11,979)
(Loss) earnings per share:
Diluted	$(0.68)	$0.77	$0.65	$(1.39)
Basic	$(0.68)	$0.79	$0.67	$(1.39)

	Quarter Ended 2002

	Mar. 31	June 30	Sept. 30	Dec. 31
(Dollars in thousands, except per share data)
Net sales	$93,479	$166,493	$144,009	$107,724
Gross profit	20,136	34,544	36,849	25,482
Net (loss) income before cumulative effect of accounting change	(9,108)	(5,011)	5,094	(3,837)
(Loss) earnings per share before cumulative effect of accounting change:
Diluted	$(1.07)	$(0.59)	$0.58	$(0.45)
Basic	$(1.07)	$(0.59)	$0.59	$(0.45)

Net (loss) income	$(13,705)	$(5,011)	$5,094	$(3,837)
(Loss) earnings per share:
Diluted	$(1.61)	$(0.59)	$0.58	$(0.45)
Basic	$(1.61)	$(0.59)	$0.59	$(0.45)

      (Loss) earnings per share amounts for each quarter are required to be computed independently and, therefore, may not sum to the amount computed on an annual basis.