Form 10-Q
period 2004-03-31
LESCO INC/OH
filed 2004-05-13
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004	Commission File No. 0-13147

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

LESCO, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0904517 (I.R.S. Employer Identification No.)

15885 Sprague Road
Strongsville, Ohio	44136
(Address of principal executive offices)	(Zip Code)

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

Number of Common Shares outstanding on May 7, 2004: 8,697,694.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net sales	$102,044	$94,450
Cost of product	(68,947)	(63,818)
Distribution cost	(9,482)	(10,302)

Gross profit on sales	23,615	20,330
Selling expense	(21,840)	(20,742)
General & administrative expense	(7,288)	(7,351)
Merchant discounts and provision for doubtful accounts	(1,628)	(531)
Pre-opening expense	(222)	(166)
Other expense	(61)	(40)
Other income	196	549

Loss before interest and taxes	(7,228)	(7,951)
Interest expense	(384)	(1,288)

Loss before income tax (provision) benefit	(7,612)	(9,239)
Income tax (provision) benefit:
Current	(340)	—
Deferred	3,309	3,492
Change in valuation allowance	(3,309)	—

	(340)	3,492

Net loss	$(7,952)	$(5,747)

Loss per share of common stock:
Diluted	$(0.92)	$(0.68)

Basic	$(0.92)	$(0.68)

Average number of common shares and common share equivalents outstanding:
Diluted	8,677,507	8,523,914

Basic	8,677,507	8,523,914

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	March 31, 2003	December 31, 2003
(Dollars in thousands)	(unaudited)	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,886	$4,439	$7,505
Accounts receivable	13,912	81,849	19,278
Inventories	114,861	109,794	93,580
Deferred income taxes	—	3,003	—
Other	3,451	9,254	6,980

TOTAL CURRENT ASSETS	142,110	208,339	127,343
Property, plant and equipment, net	30,403	34,730	31,481
Other	2,543	4,780	2,541

	$175,056	$247,849	$161,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,037	$58,248	$53,874
Accrued liabilities	13,804	15,152	14,626
Revolving credit facility	17,553	92,061	15,513
Current portion of debt	—	1,150	28

TOTAL CURRENT LIABILITIES	105,394	166,611	84,041
Long-term debt	5,875	9,941	5,875
Deferred – other	229	100	179

TOTAL LIABILITIES	111,498	176,652	90,095
SHAREHOLDERS’ EQUITY:
Preferred shares – without par value – 500,000 shares authorized; 1,656 shares issued and outstanding at March 31, 2003, liquidation value $1,000 per share	—	1,656	—
Common shares – without par value – 19,500,000 shares authorized; 8,694,694 shares issued and outstanding in 2004; 8,637,563 shares issued and 8,523,914 shares outstanding at March 31, 2003 and 8,668,914 shares issued and outstanding at December 31, 2003	869	864	867
Paid-in capital	34,898	34,901	34,619
Retained earnings	29,310	36,869	37,262
Unearned compensation	(1,519)	—	(1,478)
Accumulated other comprehensive loss	—	(1,138)	—
Less: Treasury shares, none in 2004 and 113,649 in 2003	—	(1,955)	—

TOTAL SHAREHOLDERS’ EQUITY	63,558	71,197	71,270

	$175,056	$247,849	$161,365

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES:
Net loss	$(7,952)	$(5,747)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,869	1,866
Amortization of deferred financing fees and other	40	260
Deferred income taxes	—	(430)
Decrease (increase) in accounts receivable	2,247	(13,622)
Provision for uncollectible accounts receivable	—	429
Increase in inventories	(21,281)	(22,957)
Gain on sale of assets	(13)	—
Increase in accounts payable	26,647	15,810
Amortization of unearned compensation	134	—
Increase (decrease) in other items	2,715	(8,123)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,406	(32,514)
INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	26	—
Purchase of property, plant and equipment	(804)	(2,658)

NET CASH USED IN INVESTING ACTIVITIES	(778)	(2,658)
FINANCING ACTIVITIES:
Sale of accounts receivable	3,119	—
(Decrease) increase in overdraft balances	(6,484)	3,166
Proceeds from borrowings	124,667	127,642
Reduction of borrowings	(122,655)	(92,917)
Exercised stock options, net of treasury shares	106	—

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,247)	37,891

Net change in cash and cash equivalents	2,381	2,719
Cash and cash equivalents — Beginning of the period	7,505	1,720

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$9,886	$4,439

Supplemental disclosure of cash flow information:
Interest paid	$(233)	$(1,162)
Income taxes refunded	$3,591	$51

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Segment Information

     LESCO, Inc. (“LESCO” or “the Company”) is the largest provider of products for the professional turf care segment of the green industry. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed and equipment. The Company distributes products through 256 Service Centers, 71 Stores-on-Wheels, 74 direct sales representatives and other direct sales efforts. The Company operates nine distribution hubs, three fertilizer blending facilities and a grass seed processing plant.

     Segment Information: The Selling and Support segments reported below are the segments of the Company for which separate information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location. These Four-Wall P&Ls include the sales and operating expenses necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense, working capital interest charge and the portion of merchant discounts and provision for doubtful accounts not previously charged to the Four-Wall P&Ls.

     The Support segment represents the operating results and invested capital of all non-selling locations including manufacturing facilities (blending facilities and seed processing plant), distribution hubs and the corporate office.

     Below are the unaudited results for the Selling and Support segments for the three months ended March 31:

(Dollars in thousands)	2004	2003
Net sales
Selling	$102,044	$94,450
Support	—	—

	$102,044	$94,450

Earnings (loss) before interest and taxes
Selling	$5,744	$4,984
Support	(12,972)	(12,935)

	$(7,228)	$(7,951)

Capital expenditures
Selling	$595	$1,901
Support	209	757

	$804	$2,658

Depreciation expense
Selling	$272	$147
Support	1,597	1,719

	$1,869	$1,866

Intangible asset amortization expense
Selling	$—	$—
Support	40	260

	$40	$260

Identifiable assets
Selling	$87,159	$150,926
Support	87,897	96,923

	$175,056	$247,849

Note 2. Summary of Significant Accounting and Reporting Policies

     1. Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s annual report on
Form 10-K.

     The Company’s consolidated financial statements for the three months ended March 31, 2004 and 2003 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-13147) on March 29, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business.

     2. Earnings Per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net loss, less the preferred dividend in 2003, by the weighted average number of common shares outstanding during the quarter. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the quarter utilizing the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect, such as when the exercise price of stock options exceeds the average market price for the period or when the Company incurs a net loss for the period reported.

     A reconciliation of net loss applicable to common stock and the weighted average number of common and common equivalent shares outstanding is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Net loss	$(7,952)	$(5,747)
Preferred stock dividend	—	(27)

Net loss applicable to common stock	$(7,952)	$(5,774)

Weighted average number of common shares outstanding (basic)	8,677,507	8,523,914
Weighted average dilutive stock options	—	—

Weighted average number of common and common equivalent shares outstanding (diluted)	8,677,507	8,523,914

Diluted loss per share	($0.92)	($0.68)
Basic loss per share	($0.92)	($0.68)

     Weighted average stock options of 173,120 for the three months ended March 31, 2004, and 163,334 for the same period in 2003 were excluded from the dilutive EPS calculation because they were anti-dilutive due to net losses.

     3. Stock Based Compensation: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations.

     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	For the Three Months Ended March 31,
	2004	2003
(Dollars in thousands, except per share data)
Net loss as reported	$(7,952)	$(5,747)
Less: stock option expense, net of tax	(133)	(588)

Pro forma net loss	$(8,085)	$(6,335)

Loss per diluted share
As reported	$(0.92)	$(0.68)
Pro forma	$(0.93)	$(0.74)
Loss per basic share
As reported	$(0.92)	$(0.68)
Pro forma	$(0.93)	$(0.74)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

     4. Accounts Receivable

     Accounts receivable consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2004	2003	2003
Supplier rebate programs	$3,559	$1,710	$9,328
Trade receivables
Owned – domestic	9,705	83,017	6,798
Owned – international	2,260	1,271	1,578
Recourse	2,611	—	5,751
Other	706	676	709
Allowance for doubtful accounts	(4,929)	(4,825)	(4,886)

	$13,912	$81,849	$19,278

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of sales.

     On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. In the first quarter of 2004, the Company sold additional accounts receivable to GEBCS for cash proceeds of approximately $3 million.

     Concurrent with the sale, the Company and GEBCS entered a private label business credit program agreement (Credit Agreement). Under the Credit Agreement, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statements of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit losses.

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

     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses and pays a fee to GEBCS to manage the credit recourse portfolio. GAAP does not recognize the sale of recourse accounts to GEBCS. As such, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) continue to be recognized as accounts receivable by the Company, along with a corresponding account payable to GEBCS. Sales activity on recourse accounts subsequent to December 30, 2003 are not required to be recognized on the Company’s balance sheet. A reconciliation of total recourse accounts receivable to the balance sheets is as follows:

	March 31,		December 31,
(Dollars in thousands)	2004	2003	2003
Total recourse receivables	$5,973	$—	$5,751
Recourse receivable generated subsequent to December 30, 2003	(3,362)	—	—

Recourse receivable per balance sheet	$2,611	$—	$5,751

     The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

     5. Inventories

     Inventories consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2004	2003	2003
Finished goods and purchased inventories
Selling locations	$61,016	$62,738	$46,858
Distribution hubs and plants	43,589	35,995	36,069
Capitalized procurement, warehousing and distribution costs	8,469	9,127	6,681
Less: Markdown and shrink reserves	(1,217)	(2,592)	(1,563)
Inventory held on consignment	(8,003)	(8,333)	(5,832)

	103,854	96,935	82,213
Raw Materials	11,007	12,859	11,367

	$114,861	$109,794	$93,580

     Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased and cost of product is recognized at the time of sale. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Markdown and shrink reserves are provided for markdown of inventory to net realizable value, expected inventory shrink and earned supplier discounts of inventory remaining on hand.

     6. Property, Plant and Equipment

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

     Property, plant and equipment, net consists of the following:

	March 31, 2004			March 31, 2003			December 31, 2003
	Selling			Selling			Selling
(Dollars in thousands)	Locations	Support	Total	Locations	Support	Total	Locations	Support	Total
Land	$—	$834	$834	$—	$934	$934	$—	$834	$834
Buildings and improvements	1,916	21,596	23,512	1,871	21,517	23,388	1,391	21,174	22,565
Machinery and equipment	3,799	20,493	24,292	3,117	21,756	24,873	3,746	20,549	24,295
Furniture and fixtures	6,099	29,537	35,636	4,011	30,055	34,066	6,262	29,636	35,898

Subtotal	11,814	72,460	84,274	8,999	74,262	83,261	11,399	72,193	83,592
Less: Accumulated depreciation	(7,096)	(46,775)	(53,871)	(6,590)	(41,941)	(48,531)	(6,324)	(45,787)	(52,111)

Property, plant and equipment, net	$4,718	$25,685	$30,403	$2,409	$32,321	$34,730	$5,075	$26,406	$31,481

     Depreciation expense is included in the following:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2004	2003
Cost of product	$517	$697
Distribution cost	242	126
Selling expense	272	147
General and administrative expense	838	896

Total	$1,869	$1,866

     7. Borrowings

     Borrowings consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2004	2003	2003
Current:
Revolving credit facility	$17,553	$92,061	$15,513
Current portion of long-term debt	—	1,150	28

	$17,553	$93,211	$15,541

Long-term:
Term loan	$—	$5,107	$—
Industrial revenue bonds	5,875	5,875	5,875
Other debt	—	109	28
Less: current portion	—	(1,150)	(28)

	$5,875	$9,941	$5,875

Revolving Credit Facility

     On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. The weighted average interest rate on the Company’s outstanding borrowings under the Facility on March 31, 2004 was 4.0%. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of March 31, 2004, there was $50.0 million available, with unused capacity of $22.2 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability, of which $10.2 million were outstanding as of March 31, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2004.

     8. Asset Rationalization and Severance Expense

     Major components of the remaining reserves and accruals for asset rationalization and severance expense as of March 31, 2004 and December 31, 2003 are as follows:

	Asset Rationalization Accrual
		Other
	Lease	Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2003	$220	$830	$1,050	$532	$1,582
2004 Activity
Additions	—	—	—	73	73
Utilized/payments	(9)	(55)	(64)	(334)	(398)

Asset rationalization reserves and severance accruals at March 31, 2004	$211	$775	$986	$271	$1,257

     The Company anticipates utilizing the remaining asset rationalization accrual by the end of 2004.

9. Detail of Certain Balance Sheets Accounts

	March 31,		December 31,
(Dollars in thousands)	2004	2003	2003
Other current assets:
Income tax refund receivable	$—	$6,052	$3,740
Other prepaids	1,761	1,660	1,548
Prepaid insurance	824	1,075	1,033
Notes receivable	592	467	385
Assets held for sale	274	—	274

	$3,451	$9,254	$6,980

Other non-current assets:
Notes receivable	$1,496	$931	$1,466
Store deposits	574	613	572
Deferred financing charges	387	1,866	416
Assets held for sale	—	325	—
Miscellaneous deposits	86	90	87
Investment – joint venture	—	448	—
Deferred income taxes	—	507	—

	$2,543	$4,780	$2,541

Accounts payable:
Accounts payable	$65,697	$52,735	$35,910
Overdraft balances	5,729	5,513	12,213
Accounts payable to GEBCS for recourse accounts receivable	2,611	—	5,751

	$74,037	$58,248	$53,874

Accrued liabilities:
Accrued non-income taxes	$4,422	$3,050	$3,510
Commissions	1,843	1,029	2,650
Salaries and wages	1,238	553	1,918
Insurance – hospitalization and workers’ compensation	2,270	2,371	2,383
Asset rationalization	986	1,789	1,050
Insurance – property and casualty	1,049	1,062	1,028
Severance	271	1,219	532
Interest rate swap	—	1,866	—
Other	1,725	2,213	1,555

	$13,804	$15,152	$14,626

10. Detail of Certain Statements of Operations Accounts

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Net sales:
Gross sales	$102,864	$95,512
Freight revenue	306	299
Customer discounts and rebates	(1,126)	(1,361)

	$102,044	$94,450

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(306)	$(294)
Private label business credit programs	(1,047)	—
Private label promotional discounts	(209)	—
Provision for doubtful accounts	—	(429)
Customer finance revenue	103	393
Other	(169)	(201)

	$(1,628)	$(531)

Other expense:
Severance	$(73)	$(6)
Gain (loss) on sale/disposal of fixed assets	13	(31)
Other	(1)	(3)

	$(61)	$(40)

Other income:
Joint venture income	$—	$370
Payment discounts	129	150
Other	67	29

	$196	$549

Interest expense and facility fees:
Borrowings on revolver	$(270)	$(838)
Other revolver fees	(43)	(58)
Interest rate swap	—	(280)
Other debt and letters of credit costs	(71)	(112)

	$(384)	$(1,288)

LESCO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

     Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Consolidated Results

•	Business Segment Results

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements

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

     We track our customers through two customer sectors: Lawn Care and Golf.

     Gross sales for these sectors for the first quarter were as follows:

(Dollars in millions)	2004	2003
Lawn Care	$85.7	$77.6
Golf	17.2	17.9

	$102.9	$95.5

     The separation of our customers into these two sectors is important as distribution to the sectors is markedly different and their growth prospects vary significantly.

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate where we provide agronomic expertise through our 256 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our Lawn Care products at $7.0 billion, and independent research indicates that organic growth in the sector is expected to exceed 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.

     The golf industry is a smaller market (estimated at $1.2 billion) and is not expected to grow significantly in the near future, nor do we believe our opportunities are as great in this sector as those in the Lawn Care sector. Additionally, the industry has experienced a decline in annual rounds of golf being played, which has decreased the budgets of golf course superintendents, however, that trend appears to be moderating in the first few months of 2004. The ability to capture incremental market share is limited as distribution of our products to the golf industry is dominated by a few national and regional distributors. We anticipate that we will be able to expand our presence in under-serviced markets, but we are not planning any major expansion of Stores-on-Wheels or direct golf sales in the near future.

RESULTS OF OPERATIONS

LESCO, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Net sales	$102,044	$94,450
Cost of product	(68,947)	(63,818)
Distribution cost	(9,482)	(10,302)

Gross profit on sales	23,615	20,330
Selling expense	(21,840)	(20,742)
General & administrative expense	(7,288)	(7,351)
Merchant discounts and provision for doubtful accounts	(1,628)	(531)
Pre-opening expense	(222)	(166)
Other expense	(61)	(40)
Other income	196	549

Loss before interest and taxes	(7,228)	(7,951)
Interest expense	(384)	(1,288)

Loss before taxes	$(7,612)	$(9,239)

Sales:

     Service Centers: Gross sales for LESCO Service Centers® of $68.3 million reflect sales transacted through our 256 Service Centers in operation as of March 31, 2004, including nine new service centers opened in the first quarter of 2004 and the 21 new Service Center openings during 2003. The total increase of 10% over the prior year first quarter results of $62.0 reflects a same-store (excluding the 30 new units) increase of 5% and an increase of 5% from new Service Center sales of $3.4 million. The sales growth was predominantly generated in the fertilizer and combination product category. The primary products sold through Service Centers are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to lawn care companies, landscapers, public and private golf courses, nurseries, municipalities, churches and condominium associations. The Company plans to open 25-30 Service Centers during 2004.

     Other Selling Locations: The Company also markets and sells products to private and public golf courses and other customers having large turf areas through direct sales programs and our fleet of LESCO Stores-on-Wheels®. Through these selling channels, the Company generated sales of $34.6 million, a 3.3% increase over the $33.5 million in sales for the first quarter of 2003 as the combination product category experienced favorable sales trends in this segment as it did for Service Centers. The Company’s direct channel markets and sells products to large national and regional lawn care customers utilizing sales representatives, markets products by mail order catalog, and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. In addition, products are marketed internationally, principally through foreign distributors. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Company operated 71 LESCO Stores-on-Wheels in the first quarter of 2004 and 2003. The primary products sold through this channel are turf care products, including turf and pest control, fertilizer, grass seed, hand held equipment and golf course accessories.

     The following table provides supplemental detail of sales by customer sector and transacting selling locations for the first quarter of each respective year:

	March 31, 2004			March 31, 2003			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$64.6	$21.1	$85.7	$58.9	$18.7	$77.6	9.7%	12.8%	10.4%
Golf	3.7	13.5	17.2	3.1	14.8	17.9	19.4	(8.7)	(3.9)

Gross sales	$68.3	$34.6	$102.9	$62.0	$33.5	$95.5	10.2%	3.3%	7.7%

Freight revenue			0.3			0.3			—
Customer discounts and rebates			(1.2)			(1.3)			(7.7)

Net sales			$102.0			$94.5			8.0%

     Freight Revenue and Customer Discounts and Rebates: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained flat year over year both in dollars and as a percentage of sales. Customer discounts and rebates declined from 1.4% of gross sales to 1.2%.

Gross Profit on Sales:

	March 31, 2004		March 31, 2003
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales
Product margin	$33.1	32.4%	$30.6	32.4%
Distribution cost	(9.5)	(9.3)	(10.3)	(10.9)

Gross profit	$23.6	23.1%	$20.3	21.5%

     Product margin has remained consistent in the first quarter of 2004 compared to the like period in 2003. Our largest single purchased product or raw material is urea, the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 7% to 9% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. For 2004, we have entered a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market in late 2003; however, our year-over-year comparative price for urea increased approximately 30% for the first quarter of 2004.

     In 2003, we expanded our distribution network to provide support to our increasing base of Service Centers and to create efficiencies in our distribution channel and incurred approximately $0.4 million in network start-up costs in the first quarter 2003. In the first quarter of 2004, we have leveraged our distribution cost as a percentage of sales and realized cost savings as this network has begun to mature. We are experiencing more optimal shipping quantities and direct distribution routes resulting in lower costs. We expect to leverage our distribution costs as a percentage of sales for the full year in 2004 as compared to prior year results.

Operating Expenses:

	March 31, 2004		March 31, 2003		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$21.8	21.4%	$20.7	22.0%	$1.1	5.3%	(60) bps
Merchant discounts/ provision for doubtful accounts	1.6	1.6	0.5	0.5	1.1	220.0	110 bps

	$23.4	23.0%	$21.2	22.5%	$2.2	10.4%	50 bps

     Selling Expense

     Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $1.1 million predominantly relates to new Service Center operating costs which increased $0.9 million in first quarter 2004 compared to new Service Centers selling expense for the same period last year. Total new Service Center expense in the first three months for 2004 was $1.2 million compared to $0.3 million for the like period in 2003.

     Merchant Discounts and Provision for Doubtful Accounts

     As a percentage of net sales, these expenses increased 1.0% year-over-year. On December 30, 2003, we sold our trade accounts receivable portfolio to General Electric Business Credit Services (GEBCS) for $57 million and entered a private label business credit program agreement with GEBCS. In the first quarter of 2004, this arrangement has resulted in increased merchant discounts as we pay program fees and discounts to GEBCS of approximately 1.3% of sales; however, interest expense, provision for doubtful accounts, the general and administrative costs to service the in-house program and customer finance revenue have been significantly reduced as compared to the same period in 2003.

General & Administrative Expense:

(Dollars in millions)	March 31, 2004	March 31, 2003	Change
General and administrative expenses	$7.3	$7.4	$(0.1)

     We have maintained essentially flat general & administrative expense in the first quarter of 2004, reducing it $0.1 million as compared to the same period in 2003. The cost savings recognized from tightened expense controls along with the strategic outsourcing of customer financing to GEBCS have virtually offset the increase in expense related to more stringent governance guidelines as well as management bonus and insurance expenses.

Pre-Opening Expense

(Dollars in millions)	March 31, 2004	March 31, 2003	Change
Pre-opening expense	$0.2	$0.2	$—

     Pre-opening expense remained essentially flat in the first quarter 2004 compared to the same period last year. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies and distribution and storage costs, is expensed as incurred. During the first quarter of 2004, the Company opened nine new Service Centers and prepared for 17 second quarter expected openings. Last year during the first quarter, the Company opened 10 new Service Centers.

Other (Expense)/Income:

(Dollars in millions)	March 31, 2004	March 31, 2003	Change
Other expense	$(0.1)	$—	$(0.1)
Other income	0.2	0.5	(0.3)

	$0.1	$0.5	$(0.4)

     The decrease in net other income predominantly relates to our former joint venture. There was no income or loss recorded in the first quarter of 2004, as we sold our ownership in the joint venture in the fourth quarter of 2003, and $0.4 million of income was recognized in the first quarter of 2003.

Interest Expense:

(Dollars in millions)	March 31, 2004	March 31, 2003	Change
Interest expense	$0.4	$1.3	$(0.9)

     Interest expense declined $0.9 million in the first quarter 2004 versus the first quarter 2003 directly related to the sale of the Company’s accounts receivable portfolio to GEBCS. The sale of the portfolio has reduced the year-over-year outstanding borrowings on the revolving credit facility during the first quarter, and eliminated the interest rate swap agreement that was in place during 2003.

Pre-Tax Loss:

(Dollars in millions)	March 31, 2004	March 31, 2003	Change
Loss before taxes	$(7.6)	$(9.2)	$1.6

     In the first quarter of 2004, the Company opened nine new Service Center locations. In the first quarter of 2003, the Company opened 10 new Service Centers and for the full year in 2003 opened 21 new Service Centers. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over time. The nine Service Centers in the class of 2004 generated sales of $0.5 million in the first quarter while the 21 Service Centers from the class of 2003 generated $2.9 million in sales for a total of $3.4 million in revenues from new Service Centers. This compares to $0.2 million in revenue generated in the first quarter of 2003 from the 10 new Service Centers. The 2004 new Service Centers generated an EBIT loss of $0.4 million for the first quarter of 2004 while, for the same period, the 21 Service Centers opened in 2003 generated an EBIT loss of $0.2 million. Total EBIT loss from new Service Centers was $0.6 million in the first quarter of 2004. This compares to an EBIT loss of $0.5 million for the same period in 2003 for the 10 new Service Centers opened last year. Below are the operating results for the first quarter of 2004 compared to the same period in 2003 for all new Service Centers:

	First Quarter
	2004			2003
	Class of 2004	Class of 2003		Class of 2003
(Dollars in thousands)	(9 Stores)	(21 Stores)	Total	(10 Stores)
Sales	$450	$2,945	$3,395	$238
Cost of product	(303)	(1,990)	(2,293)	(165)
Distribution cost	(96)	(155)	(251)	(74)

Gross profit on sales	51	800	851	(1)
Selling expense	(233)	(976)	(1,209)	(285)
Pre-opening expense	(222)	—	(222)	(166)
Merchant discount expense	(5)	(31)	(36)	—

Earnings before interest and taxes	$(409)	$(207)	$(616)	$(452)

     As a result of the foregoing factors, including the operating results of new Service Centers, the Company had a pre-tax loss of $7.6 million for the quarter ended March 31, 2004 compared to a pre-tax loss of $9.2 million for the comparable period last year, an improvement of $1.6 million, or 17%.

Income Taxes and Net Loss:

(Dollars in millions, except per share data)	March 31, 2004	March 31, 2003	Change
Loss before income tax (provision) benefit	$(7.6)	$(9.2)	$1.6
Income tax (provision) benefit:
Current	(0.4)	—	(0.4)
Deferred	3.3	3.5	(0.2)
Change in valuation allowance	(3.3)	—	(3.3)

	(0.4)	3.5	(3.9)

Net loss	$(8.0)	$(5.7)	$(2.3)

Loss per share of common stock:
Diluted	$(0.92)	$(0.68)

Basic	$(0.92)	$(0.68)

     Net loss was $8.0 million, or ($0.92) per diluted share, in the first quarter of 2004 and $5.7 million, or ($0.68) per diluted share, in first quarter 2003.

     In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company will have no reported tax provision or benefit, net of valuation allowance adjustments. In the first quarter of 2004, the Company adjusted previously estimated federal tax refunds by $0.4 million.

     The impact of the valuation allowance increased the Company’s income tax expense, and net loss, by $3.3 million and increased the net loss per diluted share by $0.38.

BUSINESS SEGMENT RESULTS

     We manage LESCO’s business utilizing two business segments – Selling and Support.

Selling Segment

     We maintain Four-Wall P&Ls for each of our selling locations (Service Centers, Stores-on-Wheels, direct sales representatives and all other direct selling efforts). These Four-Wall P&Ls include sales, cost of product, distribution cost (freight in-bound to selling locations and out-bound to customers) and operating expenses (including payroll, benefits, rent and utilities) necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of selling locations adjusted for costs of zone and regional management, sales commission expense, working capital interest charge and the portion of merchant discounts and provision for doubtful accounts not previously charged to the Four-Wall P&Ls.

     We allocate resources, including working, fixed and leased capital, to existing and potential selling locations based upon projected sales and return on invested capital (ROIC). We define ROIC as the percentage calculated by dividing net operating profit after tax (NOPAT) by invested capital. For the Selling segment we calculate ROIC as follows:

ROIC =	NOPAT / Invested Capital

NOPAT =	Selling Segment Operating Results

X 61% (1 – effective tax rate)

Invested Capital =	Accounts Receivable (excluding rebate receivable, see Note 2 to Consolidated Financial Statements); plus

Inventory (excluding capitalized distribution and procurement costs, markdown and shrink reserves and credit for inventory held on consignment – see Note 2 to Consolidated Financial Statements); plus

Fixed Capital (see Note 2 to Consolidated Financial Statements)

     Our measures of ROIC may not be similar to other similarly titled captions used by other companies. For example, we do not capitalize operating leases or utilize average invested capital over given periods.

     Selling Segment Operating Results

	For the Period Ended March 31,
(Dollars in millions)	2004	2003
Net sales	$102.0	$94.5
Cost of product	(69.4)	(65.3)
Distribution cost	(5.3)	(5.0)

Gross profit on sales	27.3	24.2
Selling expense	(19.7)	(18.5)
Merchant discounts and provision for doubtful accounts	(1.6)	(0.5)
Pre-opening expense	(0.2)	(0.2)

EBIT	$5.8	$5.0

NOPAT – Three months ended March 31,	$3.5	$3.0

NOPAT – Nine months ended December 31, 2003 and 2002	$34.0	$36.7

NOPAT – Rolling 12 months ended March 31, 2004 and 2003	$37.5	$39.7

Invested capital at period end
Accounts receivable	10.4	80.1
Inventory	61.0	62.7
Property, plant and equipment, net	4.7	2.4

	$76.1	$145.2

ROIC	49.3%	27.3%

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

     Support Segment Operating Results

	For the Period Ended March 31,
(Dollars in millions)	2004	2003
Net sales	$—	$—
Cost of product (a)	0.5	1.4
Distribution cost (b)	(4.2)	(5.3)

Gross loss on sales	(3.7)	(3.9)
Selling expense (c)	(2.1)	(2.2)
General & administrative expense	(7.3)	(7.3)
Other expense (d)	(0.1)	(0.1)
Other income (d)	0.2	0.6

EBIT	$(13.0)	$(12.9)

NOPAT – Three months ended March 31,	$(7.9)	$(7.9)

NOPAT – Nine months ended December 31, 2003 and 2002	$(28.5)	$(37.3)

NOPAT – Rolling 12 months ended March 31, 2004 and 2003	$(36.4)	$(45.2)

Invested capital
Total company invested capital	159.2	226.4
Less: Selling segment invested capital	(76.1)	(145.2)

Support segment invested capital	$83.1	$81.2

ROIC	(43.8%)	(55.7%)

(a)	Includes various manufacturing and procurement costs reduced by suppliers’ rebates.

(b)	Reflects warehousing expense and freight costs incurred to transport product from manufacturing facilities to hubs.

(c)	Represents corporate costs incurred for marketing, customer service and sales management.

(d)	Includes all other non-selling, miscellaneous income and expense items that are not incurred through the ordinary course of business at the Service Centers, Stores-on-Wheels or direct sales channel.

LIQUIDITY AND CAPITAL RESOURCES

     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2004	2003
Cash provided (used) by operations	$4.4	$(32.5)
Cash used by investing activities	(0.8)	(2.7)
Cash (used) provided by financing activities	(1.2)	37.9

Increase in cash and cash equivalents	$2.4	$2.7

     The cash provided by operations in the first quarter of 2004 was generated predominantly through improved accounts payable leverage of inventory. This improvement reflects the Company’s enhanced logistics network that allows for shorter lead time requirements which increases inventory turnover rates and, correspondingly, accounts payable leverage of inventory purchases, and improved cash flows.

     Accounts payable leverage is summarized as follows:

	March 31,
(Dollars in millions)	2004	2003
Accounts payable	$74.0	$58.2
Less: Payable to GEBCS	(2.6)	—

Adjusted accounts payable	$71.4	$58.2

Inventory	$114.9	$109.8

Accounts payable leverage	62.1%	53.0%

     Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remains uncollected by GEBCS and secured by the Company.

     Capital Expenditures: Our first quarter 2004 capital expenditures can be summarized as follows:

(Dollars in millions)
New Service Centers	$0.6
Manufacturing	0.2

$0.8

     Our capital needs going forward will be predominantly related to new Service Centers and to maintain information systems and manufacturing facilities.

Financing Activities

     In the fourth quarter of 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock, including accrued dividends, all of which were outstanding at March 31, 2003.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of March 31, 2004, there was $50.0 million available, with unused capacity of $22.2 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability, of which $10.2 million were outstanding as of March 31, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowings under the Facility as of March 31, 2004 was 4.0%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2004.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

     There are no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis of financial condition contain various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory were $4.7 million and $4.6 million for the quarters ended March 31, 2004 and 2003, respectively.

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

Inventories

     Inventories are valued principally at the lower of cost (average cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. We have an inventory life cycle program which requires the identification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products will be liquidated. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. We maintain a reserve for inventory shrink, based on historical experience of 0.2% of sales. Actual shrink is charged against the reserve.

Income Taxes

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company has provided a $7.0 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of March 31, 2004. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.

Impairment of Long-Lived and Intangible Assets

     The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all of its goodwill and there is no amortization expense for goodwill recorded in the operating results for the quarters ended March 31, 2004 and 2003.

Accrued Liabilities

     Certain accrued liabilities, including employee health insurance and workers’ compensation, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. A valuation analysis is performed to estimate the accrual required for property and casualty insurance claims expense.

FORWARD LOOKING STATEMENTS

     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, principally interest rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates over time. Interest paid on its debt is sensitive to changes in interest rates. The interest rate for the Company’s revolving credit facility is variable, while the Company’s long-term debt and the interest component of its operating leases is generally fixed.

     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of March 31, 2004, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004, for more detailed information regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

     The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was recorded, processed, summarized and reported on a timely basis.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     During the quarter, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.

ITEM 1. LEGAL PROCEEDINGS

     On July 14, 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,440 bags of the Company’s Dimension® Crabgrass Pre-emergent Plus Fertilizer to one of its retail customers in New York State without having proper registration therefor. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company is in discussions with the NYSDEC relative to a settlement.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Exhibit 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

		Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

		Exhibit 31(a)	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 31(b)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 32(a)	Michael P. DiMino Section 1350 Certification

		Exhibit 32(b)	Jeffrey L. Rutherford Section 1350 Certification

(b)	Reports on Form 8-K:

     On January 14, 2004, the Company filed a report on Form 8-K relating to the completion of its previously announced debt restructuring.

     On March 2, 2004, the Company filed a report on Form 8-K relating to the Company’s Earnings Release for the fourth quarter and full-year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.
May 13, 2004	/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer, Treasurer and Secretary