Form 10-Q
period 2004-06-30
LESCO INC/OH
filed 2004-08-04
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004            Commission File No. 0-13147

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

LESCO, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0904517 (I.R.S. Employer Identification No.)

15885 Sprague Road Strongsville, Ohio (Address of principal executive offices)	44136 (Zip Code)

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

Number of Common Shares outstanding as of August 2, 2004: 8,704,694

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net sales	$182,189	$172,560	$284,233	$267,010
Cost of product	(120,566)	(114,623)	(189,513)	(178,441)
Distribution cost	(14,618)	(14,951)	(24,100)	(25,253)

Gross profit on sales	47,005	42,986	70,620	63,316
Selling expense	(23,037)	(22,259)	(44,877)	(43,001)
General & administrative expense	(6,574)	(7,222)	(13,862)	(14,573)
Merchant discounts and provision for doubtful accounts	(2,554)	(1,211)	(4,182)	(1,742)
Pre-opening expense	(503)	(124)	(725)	(290)
Other expense	(130)	(565)	(192)	(604)
Other income	173	518	369	1,066

Earnings before interest and taxes	14,380	12,123	7,151	4,172
Interest expense, net	(169)	(1,290)	(553)	(2,578)
Earnings before taxes	14,211	10,833	6,598	1,594
Income tax (provision) benefit:
Current	(905)	—	(1,245)	—
Deferred	(4,637)	(4,096)	(1,328)	(604)
Change in valuation allowance	5,542	—	2,233	—

	—	(4,096)	(340)	(604)
Net income	$14,211	$6,737	$6,258	$990

Earnings per share of common stock:
Diluted	$1.58	$0.77	$0.70	$0.11
Basic	$1.63	$0.79	$0.72	$0.11
Average number of common shares and common share equivalents outstanding:
Diluted	8,975,352	8,758,672	8,914,320	8,769,788

Basic	8,697,694	8,525,914	8,687,601	8,525,025

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003	December 31, 2003
(Dollars in thousands)	(unaudited)	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$26,914	$5,934	$7,505
Accounts receivable	12,839	84,760	19,278
Inventories	118,543	111,046	93,580
Deferred income taxes	—	3,719	—
Other	2,864	4,546	6,980

TOTAL CURRENT ASSETS	161,160	210,005	127,343
Property, plant and equipment, net	28,192	34,264	31,481
Other	2,374	4,076	2,541

	$191,726	$248,345	$161,365

CURRENT LIABILITIES:
Accounts payable	$91,994	$86,066	$53,874
Accrued liabilities	15,353	17,347	14,626
Revolving credit facility	—	56,057	15,513
Current portion of debt	—	1,123	28

TOTAL CURRENT LIABILITIES	107,347	160,593	84,041
Long-term debt	5,875	9,454	5,875
Deferred — other	509	314	179
SHAREHOLDERS’ EQUITY:
Preferred shares— without par value— 500,000 shares authorized; 1,683 shares issued and outstanding at June 30, 2003, liquidation value $1,000 per share	—	1,683	—
Common shares—without par value— 19,500,000 shares authorized; 8,697,694 shares issued and outstanding at June 30, 2004; 8,639,563 shares issued and 8,525,914 outstanding at June 30, 2003 and 8,668,914 shares issued and outstanding at December 31, 2003	870	864	867
Paid-in capital	34,934	34,916	34,619
Retained earnings	43,521	43,580	37,262
Unearned compensation	(1,330)	—	(1,478)
Accumulated other comprehensive loss	—	(1,104)	—
Less: Treasury shares, 113,649 at June 30, 2003	—	(1,955)	—

TOTAL SHAREHOLDERS’ EQUITY	77,995	77,984	71,270

	$191,726	$248,345	$161,365

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$6,258	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,716	3,757
Amortization of unearned compensation	324	—
Amortization of deferred financing fees and other	85	521
Loss on sale of assets	76	—
Deferred income taxes	—	(452)
Decrease (increase) in accounts receivable	1,225	(16,985)
Provision for uncollectible accounts receivable	—	1,104
Decrease in current income tax	3,984	1,176
Increase in inventories	(24,963)	(24,209)
Increase in accounts payable	40,795	40,488
Increase (decrease) in other items	1,271	(2,396)

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,771	3,994
INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	1,592	—
Purchase of property, plant and equipment	(2,095)	(4,083)

NET CASH USED IN INVESTING ACTIVITIES	(503)	(4,083)
FINANCING ACTIVITIES:
Sale of accounts receivable	5,214	—
(Decrease) increase in overdraft balances	(2,675)	6,081
Proceeds from borrowings	295,059	280,320
Reduction of borrowings	(310,600)	(282,113)
Exercised stock options, net of treasury shares	143	15

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(12,859)	4,303

Net change in cash and cash equivalents	19,409	4,214
Cash and cash equivalents — Beginning of the period	7,505	1,720

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$26,914	$5,934

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(479)	$(2,596)

Income taxes refunded	$3,584	$60

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Segment Information

     LESCO, Inc. (“LESCO” or “the Company”) is the largest provider of products for the professional turf care segment of the green industry. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed and equipment. The Company distributes products through 272 Service Centers, 72 Stores-on-Wheels, 76 direct sales representatives and other direct sales efforts. The Company operates eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant.

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

     Below are the unaudited results for the Selling and Support segments for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales
Selling	$182,189	$172,560	$284,233	$267,010
Support	—	—	—	—

	$182,189	$172,560	$284,233	$267,010

Earnings (loss) before interest and taxes
Selling	$26,307	$26,033	$32,051	$31,017
Support	(11,927)	(13,910)	(24,900)	(26,845)

	$14,380	$12,123	$7,151	$4,172

Capital expenditures
Selling	$188	$851	$783	$2,752
Support	1,103	574	1,312	1,331

	$1,291	$1,425	$2,095	$4,083

Depreciation expense
Selling	$276	$145	$548	$292
Support	1,571	1,746	3,168	3,465

	$1,847	$1,891	$3,716	$3,757

Intangible asset amortization expense
Selling	$—	$—	$—	$—
Support	40	260	85	521

	$40	$260	$85	$521

Identifiable assets
Selling	$106,908	$153,957	$106,908	$153,957
Support	84,818	94,388	84,818	94,388

	$191,726	$248,345	$191,726	$248,345

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

     The Company’s consolidated financial statements for the three and six months ended June 30, 2004 and 2003 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-13147) on March 29, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business.

     2. Earnings Per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income, less the preferred dividend in 2003, by the weighted average number of common shares outstanding during the three months and six months ended June 30. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the quarter utilizing the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect, such as when the exercise price of stock options exceeds the average market price for the period or when the Company incurs a net loss for the period reported.

     A reconciliation of net income applicable to common shares and the weighted average number of common and common equivalent shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$14,211	$6,737	$6,258	$990
Preferred shares dividend	—	(26)	—	(53)

Net income applicable to common shares	$14,211	$6,711	$6,258	$937

Weighted average number of common shares outstanding (basic)	8,697,694	8,525,914	8,687,601	8,525,025
Weighted average dilutive stock options	277,658	232,758	226,719	244,763

Weighted average number of common and common equivalent shares outstanding (diluted)	8,975,352	8,758,672	8,914,320	8,769,788

Diluted earnings per share	$1.58	$0.76	$0.70	$0.11
Basic earnings per share	$1.63	$0.79	$0.72	$0.11

     3. Stock Based Compensation: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations.

     The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$14,211	$6,737	$6,258	$990
Less: stock option expense, net of tax	(150)	161	(283)	(428)

Pro forma net income	$14,061	$6,898	$5,975	$562

Earnings per diluted share
As reported	$1.58	$0.77	$0.70	$0.11
Pro forma	$1.57	$0.79	$0.67	$0.06
Earnings per basic share
As reported	$1.63	$0.79	$0.72	$0.11
Pro forma	$1.62	$0.81	$0.69	$0.07

     In the second quarter of 2003, there were 84,045 stock options forfeited which exceeded the number of new options issued resulting in an add back to pro forma net income for the quarter.

     These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

     4. Accounts Receivable

     Accounts receivable consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Supplier rebate programs	$6,169	$5,452	$9,328
Trade receivables
Owned – domestic	7,908	82,294	6,798
Owned – international	2,002	1,622	1,578
Recourse	945	—	5,751
Other	1,215	536	709
Allowance for doubtful accounts	(5,400)	(5,144)	(4,886)

	$12,839	$84,760	$19,278

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of sales.

     On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. In the first half of 2004, the Company sold additional accounts for cash proceeds of approximately $5 million.

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

     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. As such, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) continue to be recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. Sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheet. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	June 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Total recourse account balances	$5,984	$—	$5,751
Accounts owned by GEBCS	(5,039)	—	—

Recourse receivables owned by LESCO	$945	$—	$5,751

     In the allowance for doubtful accounts, the Company provides for expected losses from all owned receivables and GEBCS-owned recourse accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

     5. Inventories

     Inventories consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Finished goods and purchased inventories
Selling locations	$67,257	$64,981	$46,858
Distribution hubs and plants	48,858	42,509	37,664
Capitalized procurement, warehousing and distribution costs	7,962	8,610	6,681
Less: Markdown and shrink reserves	(2,255)	(3,077)	(1,563)
Inventory held on consignment	(11,325)	(10,461)	(5,832)

	110,497	102,562	83,808
Raw Materials	8,046	8,484	9,772

	$118,543	$111,046	$93,580

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

     During the second quarter of 2004, the Company sold its Avon Lake, Ohio distribution facility for $1.5 million in cash. Based on the remaining net book value of the assets sold, this resulted in a loss on sale of less than $0.1 million. The distribution operations for customer orders previously fulfilled from the Avon Lake facility have been transferred to a third party logistics provider based in Columbus, Ohio.

     Property, plant and equipment, net consists of the following:

	June 30, 2004			June 30, 2003			December 31, 2003
	Selling			Selling			Selling
(Dollars in thousands)	Locations	Support	Total	Locations	Support	Total	Locations	Support	Total
Land	$—	$600	$600	$—	$934	$934	$—	$834	$834
Buildings and improvements	1,360	18,558	19,918	1,107	20,524	21,631	1,391	21,174	22,565
Machinery and equipment	3,788	20,700	24,488	3,701	22,960	26,661	3,746	20,549	24,295
Furniture and fixtures	7,071	29,892	36,963	4,464	30,761	35,225	6,262	29,636	35,898

Subtotal	12,219	69,750	81,969	9,272	75,179	84,451	11,399	72,193	83,592
Less: Accumulated depreciation	(7,280)	(46,497)	(53,777)	(6,667)	(43,520)	(50,187)	(6,324)	(45,787)	(52,111)

Property, plant and equipment, net	$4,939	$23,253	$28,192	$2,605	$31,659	$34,264	$5,075	$26,406	$31,481

     Depreciation expense is included in the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Cost of product	$510	$679	$1,027	$1,376
Distribution cost	222	121	464	247
Selling expense	276	145	548	293
General and administrative expense	839	946	1,677	1,841

Total	$1,847	$1,891	$3,716	$3,757

     7. Borrowings

     Borrowings consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Current:
Revolving credit facility	$—	$56,057	$15,513
Current portion of long-term debt	—	1,123	28

	$—	$57,180	$15,541

Long-term:
Term loan	$—	$4,620	$—
Industrial revenue bonds	5,875	5,875	5,875
Other debt	—	82	28
Less: current portion	—	(1,123)	(28)

	$5,875	$9,454	$5,875

Revolving Credit Facility

     On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. The availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of June 30, 2004, there was $48.7 million available, with unused capacity of $38.5 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $10.2 million were outstanding as of June 30, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The Facility requires the maintenance of certain covenants, with the only financial covenant being a fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2004.

     8. Asset Rationalization and Severance Expense

     Major components of the remaining reserves and accruals for asset rationalization and severance expense as of June 30, 2004 and December 31, 2003 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2003	$220	$830	$1,050	$532	$1,582
2004 Activity
Additions	—	—	—	114	114
Utilized/payments	(23)	(118)	(141)	(540)	(681)

Asset rationalization reserves and severance accruals at June 30, 2004	$197	$712	$909	$106	$1,015

     The Company anticipates utilizing the remaining asset rationalization accrual by the end of 2004.

     9. Detail of Certain Balance Sheets Accounts

	June 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Other current assets:
Income tax refund receivable	$—	$1,896	$3,740
Other prepaids	1,564	1,674	1,548
Prepaid insurance	434	494	1,033
Notes receivable	592	482	385
Assets held for sale	274	—	274

	$2,864	$4,546	$6,980

Other non-current assets:
Notes receivable	$1,322	$705	$1,466
Store deposits	570	613	572
Deferred financing charges	396	1,606	416
Assets held for sale	—	325	—
Miscellaneous deposits	86	86	87
Investment – joint venture	—	741	—

	$2,374	$4,076	$2,541

Accounts payable:
Accounts payable	$81,511	$77,638	$35,910
Overdraft balances	9,538	8,428	12,213
Accounts payable to GEBCS for recourse accounts receivable	945	—	5,751

	$91,994	$86,066	$53,874

Accrued liabilities:
Accrued non-income taxes	$3,582	$3,165	$3,510
Commissions and management bonuses	3,299	2,113	2,650
Salaries and wages	2,122	1,742	1,918
Insurance – hospitalization and workers’ compensation	2,609	2,655	2,383
Asset rationalization	909	1,655	1,050
Insurance – property and casualty	991	1,138	1,028
Severance	106	1,238	532
Interest rate swap	—	1,811	—
Other	1,735	1,830	1,555

	$15,353	$17,347	$14,626

     10. Detail of Certain Statements of Operations Accounts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales:
Gross sales	$183,218	$173,333	$286,081	$268,844
Agency sales	(427)	—	(427)	—
Freight revenue	514	519	820	819
Customer discounts and rebates	(1,116)	(1,292)	(2,241)	(2,653)

	$182,189	$172,560	$284,233	$267,010

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(576)	$(489)	$(882)	$(783)
Private label business credit programs	(1,892)	—	(2,939)	—
Private label promotional discounts	55	—	(154)	—
Provision for doubtful accounts	—	(675)	—	(1,104)
Customer finance revenue	98	254	202	648
Other	(239)	(301)	(409)	(503)

	$(2,554)	$(1,211)	$(4,182)	$(1,742)

Other expense:
Severance	$(41)	$(447)	$(114)	$(453)
Loss on sale/disposal of fixed assets	(89)	(108)	(76)	(139)
Other	—	(10)	(2)	(12)

	$(130)	$(565)	$(192)	$(604)

Other income:
Joint venture income	$—	$221	$—	$590
Payment discounts	138	271	267	420
Other	35	26	102	56

	$173	$518	$369	$1,066

Interest expense and facility fees:
Borrowings on revolver	$(37)	$(509)	$(306)	$(1,019)
Other revolver fees	(68)	(406)	(112)	(767)
Interest rate swap	—	(299)	—	(577)
Other debt and letters of credit costs	(64)	(76)	(135)	(215)

	$(169)	$(1,290)	$(553)	$(2,578)

Note 3. Subsequent Event

     Subsequent to the balance sheet date, LESCO reached agreements to relocate its corporate headquarters from its current approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease will be five years, and the Company expects to complete the relocation this year. A division of a public company (the Assignee) will assume the remaining 11 years of LESCO’s current lease at the Strongsville location, subject to landlord approval.

     Relocation costs are estimated at approximately $7.5 million, including $4.8 million in tenant and landlord inducements, and $2.7 million in broker commissions, legal fees, letter of credit costs, move costs and fixed-asset write offs. The charges will be recorded in the Company’s third and fourth quarter operating results. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual pre-tax basis by over $1.0 million, while the return on the cost to relocate is estimated at greater than 7%.

     LESCO will guarantee the Assignee’s performance under the Strongsville lease. The Assignee will be obligated to secure a $4.4 million letter of credit backing its performance under the lease, with LESCO making an approximate $100,000 annual payment to the Assignee to defray the cost of the letter of credit.

LESCO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

     Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Consolidated Results

•	Business Segments

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements

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

     We track our customers through two customer sectors: Lawn Care and Golf.

     Gross sales for these sectors for the three months and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Lawn Care	$141.2	$131.6	$226.9	$209.2
Golf	42.0	41.7	59.2	59.6

	$183.2	$173.3	$286.1	$268.8

     The separation of our customers into these two sectors is important as distribution to the sectors is markedly different and their growth prospects vary significantly.

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate where we provide agronomic expertise through our 272 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our Lawn Care products at $7.0 billion, and independent research indicates that organic growth in the sector is expected to exceed 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.

     The golf industry is a smaller market (estimated at $1.2 billion) and is not expected to grow significantly in the near future, nor do we believe our opportunities are as great in this sector as those in the Lawn Care sector. Additionally, the industry has experienced a decline in annual rounds of golf being played, which has decreased the budgets of golf course superintendents; however, that trend appears to be moderating in the first half of 2004. The ability to capture incremental market share in this industry is limited as distribution of our products to the industry is dominated by a few national and regional distributors. We anticipate that we will be able to expand our presence in under-serviced markets, but we are not planning any major expansion of Stores-on-Wheels or direct golf sales in the near future.

RESULTS OF OPERATIONS

LESCO, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales	$182,189	$172,560	$284,233	$267,010
Cost of product	(120,566)	(114,623)	(189,513)	(178,441)
Distribution cost	(14,618)	(14,951)	(24,100)	(25,253)

Gross profit on sales	47,005	42,986	70,620	63,316
Selling expense	(23,037)	(22,259)	(44,877)	(43,001)
General & administrative expense	(6,574)	(7,222)	(13,862)	(14,573)
Merchant discounts and provision for doubtful accounts	(2,554)	(1,211)	(4,182)	(1,742)
Pre-opening expense	(503)	(124)	(725)	(290)
Other expense	(130)	(565)	(192)	(604)
Other income	173	518	369	1,066

Earnings before interest and taxes	14,380	12,123	7,151	4,172
Interest expense	(169)	(1,290)	(553)	(2,578)

Earnings before taxes	$14,211	$10,833	$6,598	$1,594

Sales:

     Service Centers: Gross sales for LESCO Service Centers® of $126.7 million for the second quarter of 2004, reflect sales transacted through our 272 Service Centers in operation as of June 30, 2004, including 25 new Service Centers opened in the first half of 2004, of which 16 opened in the second quarter, and 21 new Service Centers opened during 2003. The total increase of 7% over the prior year second quarter results of $118.0 million reflects an increase of 1% in same-store sales (excluding the 46 new units) and an increase of 6% from incremental new Service Center sales of $7.4 million. The sales growth for the quarter was predominantly generated in the fertilizer and combination product categories. For the first six months, Service Center sales expanded 8% to $195.7 million from $181.4 million for the same period in 2003. The increase in sales revenues was produced from a 2% same-store sales advance coupled with a 6% sales lift, or $10.6 million, from incremental new store revenues. Similar to the second quarter sales growth, fertilizer and combination products provided the vast majority of the sales increase for the first half of 2004 compared to the same period in 2003. The primary products sold through Service Centers are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to lawn care companies, landscapers, public and private golf courses, nurseries, municipalities, churches and condominium associations. The Company plans to open 27 Service Centers during 2004 of which 25 were opened in the first half of the year.

     Other Selling Locations: The Company also markets and sells products to private and public golf courses and other customers having large turf areas through direct sales programs and our fleet of LESCO Stores-on-Wheels®. Through these selling channels, the Company generated sales of $56.5 million for the second quarter of 2004, a 2% increase over the $55.3 million in sales for the second quarter of 2003. The fertilizer and combination product categories experienced favorable sales trends in these channels as they did for Service Centers. For the first half of 2004, these other selling channels produced a 3% increase, led by fertilizer and combination products, to $90.4 million from $87.4 million for the same period in 2003. The Company’s direct channel markets and sells products to large national and regional lawn care customers utilizing sales representatives, markets products by mail order catalog, and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the Company’s outside sales forces. In addition, products are marketed internationally, principally through foreign distributors. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Company operated 72 LESCO Stores-on-Wheels in the second quarter of 2004 and 71 vehicles for the same period in 2003. The primary products sold through this channel are turf care products, including turf and pest control, fertilizer, grass seed, hand held equipment and golf course accessories.

     The following table provides supplemental detail of sales by customer sector and transacting selling locations for the second quarter and first half of each respective year:

	Three Months Ended June 30,
	2004			2003			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$116.1	$25.1	$141.2	$109.9	$21.7	$131.6	5.6%	15.7%	7.3%
Golf	10.6	31.4	42.0	8.1	33.6	41.7	30.9	(6.5)	0.7

Gross sales	$126.7	$56.5	$183.2	$118.0	$55.3	$173.3	7.4%	2.2%	5.7%

Agency sales			(0.4)			—			—
Freight revenue			0.5			0.5			—
Customer discounts and rebates			(1.1)			(1.3)			(15.4)

Net sales			$182.2			$172.5			5.6%

	Six Months Ended June 30,
	2004			2003			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$181.3	$45.6	$226.9	$170.1	$39.1	$209.2	6.6%	16.6%	8.5%
Golf	14.4	44.8	59.2	11.3	48.3	59.6	27.4	(7.2)	(0.7)

Gross sales	$195.7	$90.4	$286.1	$181.4	$87.4	$268.8	7.9%	3.4%	6.4%

Agency sales			(0.4)			—			—
Freight revenue			0.8			0.8			—
Customer discounts and rebates			(2.3)			(2.6)			(11.5)

Net sales			$284.2			$267.0			6.4%

     Agency Sales, Freight Revenue and Customer Discounts and Rebates: During the second quarter, the Company entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. The $0.4 million of agency sales represents the portion of revenue that exceeds the Company’s net product margin. Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained flat year over year for the quarter and on a year-to-date basis. Customer discounts and rebates declined slightly from the prior year in both the quarter, a $0.2 million decline, and the first six months, a $0.3 million reduction, as the number of customer rebate programs has been reduced.

Gross Profit on Sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Product margin	$61.6	33.8%	$58.0	33.6%	$94.7	33.3%	$88.5	33.1%
Distribution cost	(14.6)	(8.0)	(15.0)	(8.7)	(24.1)	(8.5)	(25.2)	(9.4)

Gross profit	$47.0	25.8%	$43.0	24.9%	$70.6	24.8%	$63.3	23.7%

     Product margin has remained consistent in the second quarter of 2004 compared to the like period in 2003. Our largest single purchased product or raw material is urea, the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 7% to 9% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. For 2004, we have entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market in late 2003; however, our year-over-year comparative price for urea increased approximately 25% for the second quarter and nearly 30% for the first half of 2004.

     In 2003, we expanded our distribution network to provide support to our increasing base of Service Centers and to create efficiencies in our distribution channel. As a result, we incurred approximately $0.4 million in network start-up costs in the first half of 2003. In the second quarter and first half of 2004, we have leveraged our distribution cost as a percentage of sales and realized cost savings as this network becomes more efficient. We are experiencing more optimal shipping quantities and direct distribution routes resulting in lower costs. We expect to continue to leverage our distribution costs as a percentage of sales for the full year in 2004 as compared to prior year results.

Operating Expenses:

	Three Months Ended June 30,
	2004		2003		Change
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	%	Basis Points
Selling expense	$23.0	12.6%	$22.3	12.9%	$0.7	3.1%	(30) bps
Merchant discounts and provision for doubtful accounts	2.6	1.4	1.2	0.7	1.4	116.7	70 bps

	$25.6	14.0%	$23.5	13.6%	$2.1	8.9%	40 bps

	Six Months Ended June 30,
	2004		2003		Change
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	%	Basis Points
Selling expense	$44.9	15.8%	$43.0	16.1%	$1.9	4.4%	(30) bps
Merchant discounts and provision for doubtful accounts	4.2	1.4	1.7	0.6	2.5	147.1	80 bps

	$49.1	17.2%	$44.7	16.7%	$4.4	9.8%	50 bps

     Selling Expense

     Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $0.7 million for the second quarter relates to new Service Center operating costs which increased $1.3 million in second quarter 2004 compared to new Service Centers selling expense for the same period last year. Total new Service Center expense in the first six months for 2004 was $3.3 million compared to $1.1 million for the like period in 2003.

     Merchant Discounts and Provision for Doubtful Accounts

     As a percentage of net sales, these expenses increased 70 basis points year-over-year for the second quarter. On December 30, 2003, we sold our trade accounts receivable portfolio to General Electric Business Credit Services (GEBCS) for $57 million and entered a private label business credit program agreement with GEBCS. In the second quarter and first six months of 2004, this arrangement has resulted in increased merchant discounts as we pay program fees and discounts to GEBCS of approximately 1.3% of sales; however, interest expense, provision for doubtful accounts, the general and administrative costs to service the previous in-house program and customer finance revenue have been significantly reduced as compared to the same periods in 2003.

General & Administrative Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
General & administrative expense	$6.6	$7.2	$(0.6)	$13.9	$14.6	$(0.7)

     We reduced general & administrative expense in the second quarter of 2004 by $0.6 million as compared to the same period in 2003. For the quarter and six months ended June 30, 2004, the cost savings recognized from tightened expense controls along with the strategic outsourcing of customer financing to GEBCS have virtually offset the increase in expense related to more stringent governance guidelines as well as management bonus and insurance expenses.

Pre-Opening Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Pre-opening expense	$0.5	$0.1	$0.4	$0.7	$0.3	$0.4
Number of Service Centers opened during the period	16	9	7	25	19	6

     Pre-opening expense increased significantly in the second quarter 2004 compared to the same period last year as the Company opened 16 new Service Centers. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies and distribution, and storage costs, is expensed as incurred. Last year during the second quarter, the Company opened nine Service Centers.

Other (Expense)/Income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Other expense	$(0.1)	$(0.6)	$0.5	$(0.2)	$(0.6)	$0.4
Other income	0.2	0.5	(0.3)	0.4	1.1	(0.7)

	$0.1	$(0.1)	$0.2	$0.2	$0.5	$(0.3)

     The increase in other expense/income, net for the second quarter compared to the same period in 2003 was due to the non-recurrence of $0.4 million of severance expense recognized in the second quarter 2003, which was partially offset by $0.2 million of income from our former joint venture. The decrease for the first six months predominantly relates to our former joint venture. There was no income or loss recorded in the first half of 2004, as we sold our ownership in the joint venture in the fourth quarter of 2003, and $0.6 million of income was recognized in the first half of 2003.

Interest Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Interest expense	$0.2	$1.3	$(1.1)	$0.6	$2.6	$(2.0)

     Interest expense declined $1.1 million in the second quarter 2004 and $2.0 million for the first six months versus the same periods in 2003, which was directly related to the sale of the Company’s accounts receivable portfolio to GEBCS. The sale of the portfolio has reduced the year-over-year outstanding borrowings on the revolving credit facility during the second quarter and first half, and the interest rate swap agreement that was in place during 2003 was eliminated.

Pre-Tax Earnings:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Earnings before taxes	$14.2	$10.8	$3.4	$6.6	$1.6	$5.0

     In the second quarter of 2004, the Company opened 16 Service Center locations bringing the year-to-date total openings to 25 Service Centers. In the second quarter of 2003, the Company opened nine Service Centers and for the full year in 2003 opened 21 Service Centers. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over time. Below are the operating results for the three months and six months ended June 30, 2004 compared to the same period in 2003 for the class of 2003 and 2004 Service Centers:

	Three Months Ended June 30,
	2004			2003
	Class of 2004	Class of 2003		Class of 2003
(Dollars in thousands)	(25 Stores)	(21 Stores)	Total	(19 Stores)
Sales	$4,318	$6,261	$10,579	$3,197
Cost of product	(2,927)	(4,229)	(7,156)	(2,252)
Distribution cost	(262)	(244)	(506)	(115)

Gross profit on sales	1,129	1,788	2,917	830
Selling expense	(1,079)	(1,016)	(2,095)	(767)
Pre-opening expense	(503)	—	(503)	(96)
Merchant discount expense	(56)	(83)	(139)	(9)

Earnings (loss) before interest and taxes	$(509)	$689	$180	$(42)

	Six Months Ended June 30,
	2004			2003
	Class of 2004	Class of 2003		Class of 2003
(Dollars in thousands)	(25 Stores)	(21 Stores)	Total	(19 Stores)
Sales	$4,768	$9,206	$13,974	$3,435
Cost of product	(3,230)	(6,219)	(9,449)	(2,417)
Distribution cost	(358)	(399)	(757)	(189)

Gross profit on sales	1,180	2,588	3,768	829
Selling expense	(1,312)	(1,992)	(3,304)	(1,052)
Pre-opening expense	(725)	—	(725)	(262)
Merchant discount expense	(63)	(123)	(186)	(9)

Earnings (loss) before interest and taxes	$(920)	$473	$(447)	$(494)

     As a result of the foregoing factors, including the operating results of new Service Centers, the Company had pre-tax income of $14.2 million for the quarter ended June 30, 2004 compared to pre-tax income of $10.8 million for the comparable period last year, an improvement of $3.4 million, or 31%.

     For the six months ended June 30, 2004, the Company generated $6.6 million of pre-tax income compared to $1.6 million for the same period in 2003, an over 300% increase of $5.0 million.

Income Taxes and Net Income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data)	2004	2003	Change	2004	2003	Change
Earnings before income tax (provision) benefit	$14.2	$10.8	$3.4	$6.6	$1.6	$5.0
Income tax (provision) benefit:
Current	(0.9)	—	(0.9)	(1.2)	—	(1.2)
Deferred	(4.6)	(4.1)	(0.5)	(1.3)	(0.6)	(0.7)
Change in valuation allowance	5.5	—	5.5	2.2	—	2.2

	—	(4.1)	4.1	(0.3)	(0.6)	0.3
Net Income	$14.2	$6.7	$7.5	$6.3	$1.0	$5.3

Earnings per share of common stock:
Diluted	$1.58	$0.77		$0.70	$0.11

Basic	$1.63	$0.79		$0.72	$0.11

     Net income was $14.2 million, or $1.58 per diluted share, in the second quarter of 2004 and $6.7 million, or $0.77 per diluted share, in second quarter 2003. For the first six months of 2004, net income was $6.3 million, or $0.70 per diluted share, compared to $1.0 million, or $0.11 per diluted share, for the like period in 2003.

     In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company will have no reported tax provision or benefit, net of valuation allowance adjustments. In the first half of 2004, the Company adjusted previously estimated federal tax refunds by $0.3 million.

     The impact of the valuation allowance increased the Company’s income tax benefit, and net income, by $5.5 million and increased the earnings per diluted share by $0.61 for the second quarter. For the first half 2004, the valuation allowance impact enhanced the tax benefit $2.2 million and earnings per diluted share by $0.25.

BUSINESS SEGMENTS

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

     Selling Segment Operating Results

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Net sales	$284.3	$267.0
Cost of product	(193.9)	(183.9)
Distribution cost	(12.8)	(10.9)

Gross profit on sales	77.6	72.2
Selling expense	(40.6)	(39.2)
Merchant discounts and provision for doubtful accounts	(4.2)	(1.7)
Pre-opening expense	(0.7)	(0.3)

EBIT	$32.1	$31.0

NOPAT – Six months ended June 30, 2004 and 2003	$19.6	$18.9

NOPAT – Six months ended December 31, 2003 and 2002	$21.1	$24.5

NOPAT – Rolling 12 months ended June 30, 2004 and 2003	$40.7	$43.4

Invested capital at period end
Accounts receivable	$6.7	$79.3
Inventory	67.3	65.0
Property, plant and equipment, net	4.9	2.6

	$78.9	$146.9

ROIC	51.6%	29.6%

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

     As the Support Segment operates at a negative ROIC, the Selling Segment must provide an adequate return in order for the Consolidated Company results to generate a positive ROIC. The Selling Segment’s results continue to be sufficient to support a positive ROIC on a Consolidated basis as reflected below:

     Consolidated Operating Results

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Net sales	$284.2	$267.0
Cost of product	(189.5)	(178.4)
Distribution cost	(24.1)	(25.3)

Gross profit on sales	70.6	63.3
Selling expense	(44.9)	(43.0)
General & administrative expense	(13.9)	(14.6)
Merchant discounts and provision for doubtful accounts	(4.2)	(1.7)
Pre-opening expense	(0.7)	(0.3)
Other expense	(0.1)	(0.6)
Other income	0.4	1.1

EBIT	$7.2	$4.2

NOPAT – Six months ended June 30, 2004 and 2003	$4.4	$2.6

NOPAT – Six months ended December 31, 2003 and 2002 (a)	$2.4	$3.5

NOPAT – Rolling 12 months ended June 30, 2004 and 2003	$6.8	$6.1

Invested capital
Debt	$5.9	$66.6
Equity	78.0	78.0

Total invested capital	$83.9	$144.6

ROIC	8.1%	4.2%

(a)	NOPAT for the six months ended December 31, 2003 excludes the charge incurred for the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003.

     The improvement in the Company’s ROIC for the Selling Segment and Consolidated Company results is due to LESCO’s sale of its accounts receivable portfolio to GEBCS in December 2003 which enabled the Company to reduce its invested capital.

LIQUIDITY AND CAPITAL RESOURCES

     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Cash provided by operations	$32.8	$4.0
Cash used in investing activities	(0.5)	(4.1)
Cash (used) provided by financing activities	(12.9)	4.3

Increase in cash and cash equivalents	$19.4	$4.2

     The cash provided by operations in the first half of 2004 was generated predominantly through continued strong leverage of our accounts payable relative to our inventory balance. Additionally, we did not experience an increase in accounts receivable during our, historically, highest sales volume period of the year.

     Accounts payable leverage is summarized as follows:

	June 30,
(Dollars in millions)	2004	2003
Accounts payable	$92.0	$86.1
Less: Payable to GEBCS	(0.9)	—

Adjusted accounts payable	$91.1	$86.1

Inventory	$118.5	$111.0

Accounts payable leverage	76.9%	77.6%

     Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remains uncollected by GEBCS and secured by the Company.

     Capital Expenditures: Our first half capital expenditures can be summarized as follows:

(Dollars in millions)	2004	2003
New Service Centers	$1.0	$1.0
Manufacturing facilities and corporate systems	1.1	3.1

	$2.1	$4.1

     Our capital needs going forward will be predominantly related to new Service Centers and maintaining information systems and manufacturing facilities.

Financing Activities

     In the fourth quarter of 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock, including accrued dividends, all of which were outstanding at June 30, 2003.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of June 30, 2004, there was $48.7 million available, with unused capacity of $38.5 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $10.2 million were outstanding as of June 30, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2004.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

     Subsequent to the balance sheet date, LESCO reached agreements to relocate its corporate headquarters from its current approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease will be five years, and the Company expects to complete the relocation this year. A division of a public company (the Assignee) will assume the remaining 11 years of LESCO’s current lease at the Strongsville location, subject to landlord approval.

     Relocation costs are estimated at approximately $7.5 million, including $4.8 million in tenant and landlord inducements, and $2.7 million in broker commissions, legal fees, letter of credit costs, move costs and fixed-asset write offs. The charges will be recorded in the Company’s third and fourth quarter operating results. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual pre-tax basis by over $1.0 million, while the return on the cost to relocate is estimated at greater than 7%.

     LESCO will guarantee the Assignee’s performance under the Strongsville lease. The Assignee will be obligated to secure a $4.4 million letter of credit backing its performance under the lease, with LESCO making an approximate $100,000 annual payment to the Assignee to defray the cost of the letter of credit.

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

     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis of financial condition contains various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” because (i) it has the potential to have a significant impact on our consolidated financial statements, (ii) of the significance of the financial item to which it relates, or (iii) it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Sales of consigned inventory were $11.5 million and $11.1 million for the quarters ended June 30, 2004 and 2003, respectively, and $16.2 million and $15.6 million for the corresponding six month periods.

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

Inventories

     Inventories are valued principally at the lower of cost (average cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. We have an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. We maintain a reserve for inventory shrink, based on historical experience of 0.2% of sales. Actual shrink is charged against the reserve.

Income Taxes

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company has provided a $1.5 million valuation allowance equal to its net deferred tax assets. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.

Impairment of Long-Lived and Intangible Assets

     The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all of its goodwill and there is no amortization expense for goodwill recorded in the operating results for the quarters and six months ended June 30, 2004 and 2003.

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

     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of June 30, 2004, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004, for more detailed information regarding market risk.

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

     During the quarter, there have been no significant changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Shareholders held on May 12, 2004, the shareholders elected nine directors to serve one-year terms. No other matters were voted upon at the meeting.

     Following is the final results of the votes cast:

	For	Withheld
Ronald Best	7,398,355 votes	128,205 votes
Robert F. Burkhardt	7,400,665 votes	125,895 votes
Michael P. DiMino	7,392,440 votes	134,120 votes
J. Martin Erbaugh	7,363,294 votes	163,266 votes
Michael E. Gibbons	7,364,656 votes	161,904 votes
Enrique Foster Gittes	7,400,456 votes	126,104 votes
Lee C. Howley	7,399,274 votes	127,286 votes
Christopher H.B. Mills	7,364,656 votes	161,904 votes
R. Lawrence Roth	7,363,509 votes	163,051 votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Exhibit 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
		Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
		Exhibit 31(a)	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification
		Exhibit 31(b)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification
		Exhibit 32(a)	Michael P. DiMino Section 1350 Certification
		Exhibit 32(b)	Jeffrey L. Rutherford Section 1350 Certification

(b)	Reports on Form 8-K:

     On May 3, 2004, the Company filed a report on Form 8-K relating to the Company’s Earnings Release for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: August 4, 2004	By: /s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer, Treasurer and Secretary