Form 10-Q
period 2004-09-30
LESCO INC/OH
filed 2004-11-03
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004                         Commission File No. 0-13147

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

Number of Common Shares outstanding as of November 1, 2004: 8,709,694

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net sales	$152,655	$147,721	$436,888	$414,731
Cost of product	(99,893)	(97,120)	(289,374)	(275,561)
Distribution cost	(12,106)	(11,891)	(36,205)	(37,144)

Gross profit on sales	40,656	38,710	111,309	102,026
Selling expense	(23,450)	(20,455)	(68,361)	(63,456)
General & administrative expense	(7,085)	(7,301)	(20,946)	(21,874)
Corporate relocation expense	(4,940)	—	(4,940)	—
Hurricane/flood expense	(1,350)	—	(1,350)	—
Merchant discounts and provision for doubtful accounts	(2,678)	(684)	(6,859)	(2,425)
Pre-opening expense	62	(130)	(663)	(420)
Other expense	(50)	(33)	(242)	(637)
Other income	94	192	464	1,258

Earnings before interest and taxes	1,259	10,299	8,412	14,472
Interest expense, net	(149)	(1,105)	(703)	(3,683)

Earnings before taxes	1,110	9,194	7,709	10,789
Income tax (provision) benefit:
Current	(1,919)	—	(3,165)	—
Deferred	1,486	(3,476)	158	(4,080)
Change in valuation allowance	433	—	2,667	—

	—	(3,476)	(340)	(4,080)

Net income	$1,110	$5,718	$7,369	$6,709

Earnings per share of common stock:
Diluted	$0.12	$0.66	$0.82	$0.77

Basic	$0.13	$0.67	$0.85	$0.78

Average number of common shares and common share equivalents outstanding:
Diluted	9,001,687	8,629,016	8,943,441	8,655,892

Basic	8,704,694	8,526,914	8,693,298	8,525,358

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	September 30, 2003	December 31, 2003
(Dollars in thousands)	(unaudited)	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$8,007	$2,906	$7,505
Accounts receivable	14,306	81,569	19,278
Inventories	110,931	105,320	93,580
Deferred income taxes	—	3,269	—
Other	3,818	1,927	6,980

TOTAL CURRENT ASSETS	137,062	194,991	127,343
Property, plant and equipment, net	27,310	32,843	31,481
Other	2,245	5,285	2,541

	$166,617	$233,119	$161,365

CURRENT LIABILITIES:
Accounts payable	$63,484	$63,467	$53,874
Accrued liabilities	17,356	17,465	14,626
Revolving credit facility	—	57,860	15,513
Current portion of debt	—	1,096	28

TOTAL CURRENT LIABILITIES	80,840	139,888	84,041
Long-term debt	5,875	9,194	5,875
Deferred — other	555	129	179
SHAREHOLDERS’ EQUITY:
Preferred shares—without par value—500,000 shares authorized; 1,713 shares issued and outstanding at September 30, 2003, liquidation value $1,000 per share	—	1,713	—
Common shares—without par value—19,500,000 shares authorized; 8,704,694 shares issued and outstanding at September 30, 2004; 8,642,563 shares issued and 8,528,914 outstanding at September 30, 2003 and 8,668,914 shares issued and outstanding at December 31, 2003	871	864	867
Paid-in capital	34,970	34,938	34,619
Retained earnings	44,631	49,268	37,262
Unearned compensation	(1,125)	—	(1,478)
Accumulated other comprehensive loss	—	(920)	—
Less: Treasury shares, 113,649 at September 30, 2003	—	(1,955)	—

TOTAL SHAREHOLDERS’ EQUITY	79,347	83,908	71,270

	$166,617	$233,119	$161,365

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$7,369	$6,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,536	5,740
Amortization of unearned compensation	492	—
Amortization of deferred financing fees and other	129	782
Loss on sale of assets	96	—
Deferred income taxes	—	(328)
Increase in accounts receivable	(974)	(15,403)
Provision for uncollectible accounts receivable	—	1,656
Decrease in current income tax	4,005	5,709
Increase in inventories	(17,351)	(18,483)
Increase in accounts payable	15,710	18,149
Increase (decrease) in other items	2,468	(5,339)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,480	(808)

INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	1,597	—
Purchase of property, plant and equipment	(3,096)	(4,645)

NET CASH USED IN INVESTING ACTIVITIES	(1,499)	(4,645)

FINANCING ACTIVITIES:
Sale of accounts receivable	5,946	—
(Decrease) increase in overdraft balances	(6,100)	6,879
Proceeds from borrowings	487,541	456,208
Reduction of borrowings	(503,082)	(456,485)
Exercised stock options, net of treasury shares	216	37

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,479)	6,639

Net change in cash and cash equivalents	502	1,186
Cash and cash equivalents — Beginning of the period	7,505	1,720

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$8,007	$2,906

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(608)	$(3,687)

Income taxes refunded	$3,576	$69

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Segment Information

     LESCO, Inc. (LESCO or the Company) is the largest provider of products for the professional turf care segment of the green industry. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed and equipment. The Company sells products through 273 Service Centers, 72 Stores-on-Wheels, the Internet, 76 direct sales representatives and other direct sales efforts. The Company operates eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant.

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

     Below are the unaudited results for the Selling and Support segments for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales
Selling	$152,655	$147,721	$436,888	$414,731
Support	—	—	—	—

	$152,655	$147,721	$436,888	$414,731

Earnings (loss) before interest and taxes
Selling	$36,156	$41,133	$68,208	$72,151
Support	(34,897)	(30,834)	(59,796)	(57,679)

	$1,259	$10,299	$8,412	$14,472

Capital expenditures
Selling	$283	$313	$1,066	$3,065
Support	718	249	2,030	1,580

	$1,001	$562	$3,096	$4,645

Depreciation expense
Selling	$282	$205	$831	$497
Support	1,539	1,778	4,705	5,243

	$1,821	$1,983	$5,536	$5,740

Intangible asset amortization expense
Selling	$—	$—	$—	$—
Support	44	261	129	782

	$44	$261	$129	$782

Identifiable assets
Selling	$83,503	$140,094	$83,503	$140,094
Support	83,114	93,025	83,114	93,025

	$166,617	$233,119	$166,617	$233,119

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

     The Company’s consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-13147) on March 29, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company’s business.

     2. Earnings Per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income, less the preferred dividend in 2003, by the weighted average number of common shares outstanding during the three months and nine months ended September 30. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the quarter utilizing the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect, such as when the exercise price of stock options exceeds the average market price for the period or when the Company incurs a net loss for the period reported.

     A reconciliation of net income applicable to common shares and the weighted average number of common and common equivalent shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$1,110	$5,718	$7,369	$6,709
Preferred shares dividend	—	(30)	—	(84)

Net income applicable to common shares	$1,110	$5,688	$7,369	$6,625

Weighted average number of common shares outstanding (basic)	8,704,694	8,526,914	8,693,298	8,525,358
Weighted average dilutive stock options	296,993	102,102	250,143	130,534

Weighted average number of common and common equivalent shares outstanding (diluted)	9,001,687	8,629,016	8,943,441	8,655,892

Diluted earnings per share	$0.12	$0.66	$0.82	$0.77
Basic earnings per share	$0.13	$0.67	$0.85	$0.78

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

     The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$1,110	$5,718	$7,369	$6,709
Less: stock option expense, net of tax	(137)	(151)	(420)	(460)

Pro forma net income	$973	$5,567	$6,949	$6,249

Earnings per diluted share
As reported	$0.12	$0.66	$0.82	$0.77
Pro forma	$0.11	$0.64	$0.78	$0.72
Earnings per basic share
As reported	$0.13	$0.67	$0.85	$0.78
Pro forma	$0.11	$0.65	$0.80	$0.73

     These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

     4. Accounts Receivable

     Accounts receivable consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Supplier rebate programs	$8,958	$9,006	$9,328
Trade receivables
Owned – domestic	6,238	75,912	6,798
Owned – international	1,642	1,728	1,578
Recourse	79	—	5,751
Other	966	841	709
Allowance for doubtful accounts	(3,577)	(5,918)	(4,886)

	$14,306	$81,569	$19,278

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of sales.

     On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (GEBCS), for cash proceeds of approximately $57 million resulting in a pre-tax charge of $4.6 million in the fourth quarter of 2003. In the first nine months of 2004, the Company sold additional accounts for cash proceeds of approximately $6 million and recognized no gain or loss on the transactions.

     Concurrent with the December 30, 2003 sale, the Company and GEBCS entered a private label business credit program agreement (Credit Agreement). Under the Credit Agreement, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statements of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit losses.

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

     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. Therefore, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) continue to be recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. Sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheet. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	September 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Total recourse account balances	$4,799	$—	$5,751
Accounts owned by GEBCS	(4,720)	—	—

Recourse receivables owned by LESCO	$79	$—	$5,751

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

     5. Inventories

     Inventories consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Finished goods and purchased inventories
Selling locations	$64,307	$60,256	$46,858
Distribution hubs and plants	41,501	40,159	37,664
Capitalized procurement, warehousing and distribution costs	7,193	7,330	6,681
Less: Markdown, shrink and vendor discount reserves	(1,528)	(2,976)	(1,563)
Inventory held on consignment	(8,856)	(7,725)	(5,832)

	102,617	97,044	83,808
Raw Materials	8,314	8,276	9,772

	$110,931	$105,320	$93,580

     Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased and cost of product is recognized at the time of sale. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Markdown, shrink and vendor discount reserves are provided for markdown of inventory to net realizable value, expected inventory shrink and earned supplier discounts of inventory remaining on hand.

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

     Property, plant and equipment, net consists of the following:

	September 30, 2004			September 30, 2003			December 31, 2003
	Selling			Selling			Selling
(Dollars in thousands)	Locations	Support	Total	Locations	Support	Total	Locations	Support	Total
Land	$—	$600	$600	$—	$934	$934	$—	$834	$834
Buildings and improvements	1,441	18,527	19,968	1,322	21,515	22,837	1,391	21,174	22,565
Machinery and equipment	3,905	20,797	24,702	3,901	21,734	25,635	3,746	20,549	24,295
Furniture and fixtures	6,601	30,633	37,234	4,558	31,153	35,711	6,262	29,636	35,898

Subtotal	11,947	70,557	82,504	9,781	75,336	85,117	11,399	72,193	83,592
Less: Accumulated depreciation	(7,039)	(48,155)	(55,194)	(6,363)	(45,911)	(52,274)	(6,324)	(45,787)	(52,111)

Property, plant and equipment, net	$4,908	$22,402	$27,310	$3,418	$29,425	$32,843	$5,075	$26,406	$31,481

     Depreciation expense is included in the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Cost of product	$504	$635	$1,530	$2,012
Distribution cost	191	168	655	414
Selling expense	282	205	831	497
General and administrative expense	844	975	2,520	2,817

Total	$1,821	$1,983	$5,536	$5,740

     7. Borrowings

     Borrowings consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Current:
Revolving credit facility	$—	$57,860	$15,513
Current portion of long-term debt	—	1,096	28

	$—	$58,956	$15,541

Long-term:
Term loan	$—	$3,319	$—
Industrial revenue bonds	5,875	5,875	5,875
Other debt	—	—	28
Less: current portion	—	—	(28)

	$5,875	$9,194	$5,875

Revolving Credit Facility

     On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. The availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of September 30, 2004, there was $46.9 million available, with unused capacity of $36.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $10.6 million were outstanding as of September 30, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The Facility requires the maintenance of certain covenants, with the only financial covenant being a fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of September 30, 2004.

     8. Asset Rationalization and Severance Expense

     Major components of the remaining reserves and accruals for asset rationalization and severance expense as of September 30, 2004 and December 31, 2003 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2003	$220	$830	$1,050	$532	$1,582
2004 Activity
Additions	—	—	—	138	138
Utilized/payments	(32)	(219)	(251)	(644)	(895)

Asset rationalization reserves and severance accruals at September 30, 2004	$188	$611	$799	$26	$825

     The Company anticipates utilizing the remaining asset rationalization accrual by the end of 2004.

     9. Detail of Certain Balance Sheets Accounts

	September 30,		December 31,
(Dollars in thousands)	2004	2003	2003
Other current assets:
Income tax refund receivable	$—	$—	$3,740
Other prepaids	1,272	1,115	1,548
Prepaid insurance	1,680	817	1,033
Notes receivable	592	(5)	385
Assets held for sale	274	—	274

	$3,818	$1,927	$6,980

Other non-current assets:
Notes receivable	$1,350	$1,089	$1,466
Store deposits	562	607	572
Deferred financing charges	210	1,345	416
Assets held for sale	—	274	—
Miscellaneous deposits	86	86	87
Other prepaids	37	—	—
Deferred federal income tax	—	1,142	—
Investment – joint venture	—	742	—

	$2,245	$5,285	$2,541

Accounts payable:
Accounts payable	$57,292	$54,241	$35,910
Overdraft balances	6,113	9,226	12,213
Accounts payable to GEBCS for recourse accounts receivable	79	—	5,751

	$63,484	$63,467	$53,874

Accrued liabilities:
Accrued non-income taxes	$3,126	$3,140	$3,510
Commissions and management bonuses	4,914	2,077	2,650
Salaries and wages	1,498	793	1,918
Insurance – hospitalization and workers’ compensation	2,816	2,576	2,383
Asset rationalization	799	1,232	1,050
Insurance – property and casualty	1,092	868	1,028
Severance	26	595	532
Interest rate swap	—	1,509	—
Other	3,085	4,675	1,555

	$17,356	$17,465	$14,626

     10. Detail of Certain Statements of Operations Accounts

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales:
Gross sales	$153,388	$148,150	$439,469	$416,994
Agency sales	(622)	—	(1,049)	—
Freight revenue	431	423	1,251	1,242
Customer discounts and rebates	(542)	(852)	(2,783)	(3,505)

	$152,655	$147,721	$436,888	$414,731

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(531)	$(421)	$(1,413)	$(1,204)
Private label business credit programs	(1,743)	—	(4,682)	—
Private label promotional discounts	(225)	—	(378)	—
Provision for doubtful accounts	—	(552)	—	(1,656)
Customer finance revenue	62	553	264	1,201
Other	(241)	(264)	(650)	(766)

	$(2,678)	$(684)	$(6,859)	$(2,425)

Other expense:
Severance	$(24)	$(34)	$(138)	$(487)
Loss on sale/disposal of fixed assets	(20)	—	(96)	(139)
Other	(6)	1	(8)	(11)

	$(50)	$(33)	$(242)	$(637)

Other income:
Joint venture income	$—	$—	$—	$590
Payment discounts	47	172	314	593
Other	47	20	150	75

	$94	$192	$464	$1,258

Interest expense and facility fees:
Borrowings on revolver	$(25)	$(596)	$(332)	$(2,269)
Other revolver fees	(56)	(78)	(168)	(191)
Interest rate swap	—	(317)	—	(895)
Other debt and letters of credit costs	(68)	(114)	(203)	(328)

	$(149)	$(1,105)	$(703)	$(3,683)

Note 3. Relocation of Corporate Headquarters

     During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its current approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease is five and a half years, and the Company expects to complete the relocation this year. A division of a public company (the Assignee) will assume the remaining 11 years of LESCO’s current lease at the Strongsville location.

     Relocation costs are estimated at approximately $7.5 million including $4.8 million in tenant and landlord inducements, and $2.7 million in broker commissions, legal fees, letter of credit costs, move costs and fixed-asset write offs. During the third quarter, the Company recorded $4.9 million of expense related to this relocation. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual pre-tax basis by approximately $1.0 million. The return on the cost to relocate is estimated at greater than 7%.

     LESCO remains liable under the lease if the Assignee fails to perform. The Assignee will be obligated to secure a $4.4 million letter of credit backing its performance under the lease, and LESCO will pay the Assignee approximately $100,000 annually for the remaining term of the lease to defray the cost of the letter of credit.

Note 4. Subsequent Events

     Subsequent to the balance sheet date, LESCO notified its supplier of methylene urea fertilizer that the Company will no longer operate under the terms of a supply agreement with the supplier. The five-year supply agreement between LESCO and its supplier was entered into in November 2002 and requires the Company to purchase annually 8,000 tons of methylene urea fertilizer from the supplier at a fixed conversion cost of $500 per ton plus the prevailing commodities market prices which were approximately $270 per ton for the first nine months of 2004. Management believes that it is advantageous to operating results to exit the supply agreement and currently estimates that the corresponding savings over the remaining term of the agreement will exceed the cost to exit the supply agreement. It is the Company’s intent to source methylene urea fertilizer from other available market sources.

     Subsequent to the balance sheet date, LESCO notified the issuer of industrial development revenue bonds related to the Company’s Martins Ferry, Ohio facility that LESCO is electing to call for its optional redemption of the bonds prior to their maturity date. There is no prepayment penalty for the early extinguishment of the $5.9 million debt. The Company expects to redeem these bonds during the fourth quarter of 2004.

LESCO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

     This discussion provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

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

     We track our customers through two customer sectors: Lawn Care and Golf.

     Gross sales for these sectors for the three months and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Lawn Care	$112.6	$105.2	$339.5	$314.6
Golf	40.8	42.9	100.0	102.4

	$153.4	$148.1	$439.5	$417.0

     The separation of our customers into these two sectors is important as distribution to the sectors is markedly different and their growth prospects vary significantly.

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, the distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate where we provide agronomic expertise through our 273 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our Lawn Care products at $4.6 billion, and independent research indicates that organic growth in the sector is expected to be 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.

     The golf industry is a smaller market (estimated at $1.4 billion) and is not expected to grow significantly in the near future, nor do we believe our opportunities are as great in this sector as those in the Lawn Care sector. Additionally, the industry has experienced a decline in annual rounds of golf being played, which has decreased the budgets of golf course superintendents; however, that trend appears to be moderating in the first nine months of 2004. The ability to capture incremental market share in this industry is limited as distribution of our products to the industry is dominated by a few national and regional distributors. We anticipate that we will be able to expand our presence in under-serviced markets, but we are not planning any major expansion of Stores-on-Wheels or direct golf sales in the near future.

RESULTS OF OPERATIONS

LESCO, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net sales	$152,655	$147,721	$436,888	$414,731
Cost of product	(99,893)	(97,120)	(289,374)	(275,561)
Distribution cost	(12,106)	(11,891)	(36,205)	(37,144)

Gross profit on sales	40,656	38,710	111,309	102,026
Selling expense	(23,450)	(20,455)	(68,361)	(63,456)
General & administrative expense	(7,085)	(7,301)	(20,946)	(21,874)
Corporate relocation expense	(4,940)	—	(4,940)	—
Hurricane/flood expense	(1,350)	—	(1,350)	—
Merchant discounts and provision for doubtful accounts	(2,678)	(684)	(6,859)	(2,425)
Pre-opening expense	62	(130)	(663)	(420)
Other expense	(50)	(33)	(242)	(637)
Other income	94	192	464	1,258

Earnings before interest and taxes	1,259	10,299	8,412	14,472
Interest expense, net	(149)	(1,105)	(703)	(3,683)

Earnings before taxes	$1,110	$9,194	$7,709	$10,789

Sales:

     Service Centers: Gross sales for LESCO Service Centers® of $107.4 million for the third quarter of 2004 reflect sales transacted through our 273 Service Centers in operation as of September 30, 2004, including 26 new Service Centers opened in the first nine months of 2004 (of which one opened in the third quarter) and 21 new Service Centers opened during 2003. The total increase of 6% over the prior year third quarter results of $101.1 million reflects a decline of nearly 1% in same-store sales (excluding the 47 new units) and an increase of 7% from incremental new Service Centers of $7.1 million. Comparable-store sales were affected by inclement weather conditions in the Southeast region caused by increased hurricane activity compared to the same period last year . Management estimates that the negative effect of weather conditions on comparable-store sales was 2% for the third quarter and 1% year to date. The sales growth for the quarter was predominantly generated in the fertilizer and combination product categories. For the first nine months, Service Center sales expanded 7% to $303.1 million from $282.5 million for the same period in 2003. The increase in sales revenues was produced from a 1% same-store sales advance coupled with a 6% sales lift, or $17.6 million, from incremental new store revenues. Similar to the third quarter sales growth, fertilizer and combination products provided the vast majority of the sales increase for the first nine months of 2004 compared to the same period in 2003. The primary products sold through Service Centers are turf care products, including turf and pest control products, fertilizer, grass seed and equipment. The Service Centers market and sell products principally to lawn care companies, landscapers, public and private golf courses, nurseries, municipalities, churches and condominium associations. The Company plans to open 27 Service Centers during 2004 of which 26 were opened in the first nine months of the year.

     Other Selling Locations: The Company also markets and sells products to private and public golf courses and other customers having large turf areas through direct sales programs and our fleet of LESCO Stores-on-Wheels®. Through these selling channels, the Company generated sales of $46.0 million for the third quarter of 2004, a 2% decline from the $47.0 million in sales for the third quarter of 2003. The inclement weather conditions in the Southeast region impacted third quarter sales as the Company’s other selling channels produced sales growth of 3% through the first half of 2004. For the first nine months of 2004, these other selling channels produced a 1% increase, led by fertilizer and combination products, to $136.4 million from $134.5 million for the same period in 2003. The Company’s direct channel markets and sells products to large national and regional lawn care customers utilizing sales representatives, markets products by mail order catalog, transacts orders through the Internet and participates in national and regional lawn care trade shows. A telemarketing sales group calls on inactive accounts and contacts customers not currently serviced by the

Company’s outside sales forces. In addition, products are marketed internationally, principally through foreign distributors. The Stores-on-Wheels are well stocked with a wide variety of turf care products and golf course accessories, which are sold directly from the trucks. The Company operated 72 LESCO Stores-on-Wheels in the third quarters of 2004 and 2003. The primary products sold through this channel are turf care products, including turf and pest control, fertilizer, grass seed, hand held equipment and golf course accessories.

     The following table provides supplemental detail of sales by customer sector and selling locations for the third quarter and first nine months of each respective year:

	Three Months Ended September 30,
	2004			2003			% Change
		Other			Other
	Service	Selling		Service	Selling		Service	Other Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$95.0	$17.6	$112.6	$89.5	$15.7	$105.2	6.1%	12.1%	7.0%
Golf	12.4	28.4	40.8	11.6	31.3	42.9	6.9	(9.3)	(4.9)

Gross sales	$107.4	$46.0	$153.4	$101.1	$47.0	$148.1	6.2%	(2.1)%	3.6%

Agency sales			(0.6)			—			—
Freight revenue			0.4			0.4			—
Customer discounts and rebates			(0.5)			(0.8)			(37.5)

Net sales			$152.7			$147.7			3.4%

	Nine Months Ended September 30,
	2004			2003			% Change
		Other						Other
	Service	Selling		Service	Other Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$276.4	$63.1	$339.5	$259.6	$55.0	$314.6	6.5%	14.7%	7.9%
Golf	26.7	73.3	100.0	22.9	79.5	102.4	16.6	(7.8)	(2.3)

Gross sales	$303.1	$136.4	$439.5	$282.5	$134.5	$417.0	7.3%	1.4%	5.4%

Agency sales			(1.0)			—			—
Freight revenue			1.2			1.2			—
Customer discounts and rebates			(2.8)			(3.5)			(20.0)

Net sales			$436.9			$414.7			5.4%

     Agency Sales, Freight Revenue and Customer Discounts and Rebates: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $0.6 million of agency sales for the third quarter, and $1.0 million for the first nine months of 2004, represent the portion of revenue that exceeds the Company’s net product margin. Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained flat year over year for the quarter and on a year-to-date basis. Customer discounts and rebates declined slightly from the prior year in both the quarter, a $0.3 million decline, and the first nine months, a $0.7 million reduction, as the number of customer rebate programs has been reduced.

Gross Profit on Sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of Net		% of Net		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	Sales	Dollars	Sales
Product margin	$52.8	34.6%	$50.6	34.3%	$147.5	33.8%	$139.2	33.6%
Distribution cost	(12.1)	(7.9)	(11.9)	(8.1)	(36.2)	(8.3)	(37.2)	(9.0)

Gross profit	$40.7	26.7%	$38.7	26.2%	$111.3	25.5%	$102.0	24.6%

     Product margin improved 30 basis points in the third quarter of 2004 compared to the like period in 2003 and improved 20 basis points on a year-over-year basis for the first nine months. The product margin improvement was achieved through expanding margins in the Company’s combination, control and pest control product categories. This expansion in product margin is despite a year-over-year comparative price increase for urea of approximately 10% for the third quarter and nearly 20% for the first nine months of 2004. Urea is our largest single purchased product or raw material, which is used as the nitrogen source for blended fertilizers and combination products. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Urea can represent approximately 7% to 9% of our cost of sales. For 2004, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. During the third quarter of 2004, the Company entered into another contract with its urea supplier to fix LESCO’s cost for a majority of its urea needs from December 2004 to December 2005. The new contract rate for urea purchases increased approximately 14% over the existing contract rate.

     Additionally, during the third quarter, LESCO entered into a purchase agreement to satisfy the majority of its potash requirements for 2005. The contract period is from January 1, 2005 to December 31, 2005 at a rate that will increase approximately 24% over the Company’s current purchase price.

Operating Expenses:

	Three Months Ended September 30,
	2004		2003		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$23.5	15.4%	$20.5	13.9%	$3.0	14.6%	150	bps
Corporate relocation expense	4.9	3.2	—	—	4.9	—	—
Hurricane/flood expense	1.4	0.9	—	—	1.4	—	—
Merchant discounts/provision for doubtful accounts	2.7	1.8	0.7	0.5	2.0	285.7	130	bps

	$32.5	21.3%	$21.2	14.4%	$11.3	53.3%	690	bps

	Nine Months Ended September 30,
	2004		2003		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$68.4	15.7%	$63.5	15.3%	$4.9	7.7%	40	bps
Corporate relocation expense	4.9	1.1	—	0.0	4.9	—	—
Hurricane/flood expense	1.4	0.3	—	0.0	1.4	—	—
Merchant discounts/provision for doubtful accounts	6.9	1.6	2.4	0.6	4.5	187.5	100	bps

	$81.6	18.7%	$65.9	15.9%	$15.7	23.8%	280	bps

     Selling Expense

     Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels and direct sales, sales management, customer service and marketing expenses. The third quarter 2004 selling expense increased $3.0 million over the same period last year. Incremental costs from new Service Centers represented approximately $1.5 million of the expense increase. The majority of the remaining increase year-over-year was expected and budgeted for service center payroll and benefits. New Service Center expense for the first nine months of 2004 was $5.6 million compared to $1.9 million for the like period in 2003.

     Corporate Relocation Expense

     During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its current approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. Relocation costs incurred during the third quarter were $4.9 million primarily related to tenant and landlord inducements along with broker commissions and legal fees. The Company previously disclosed that total relocation costs are estimated at approximately $7.5 million and that the majority of the remaining estimated costs are expected to be incurred during the fourth quarter of 2004.

     Hurricane/Flood Expense

     During the third quarter of 2004, the Company incurred losses at its Sebring, FL and Martins Ferry, OH manufacturing facilities due to hurricane activity in Florida and the related rainfall and flooding activity in Ohio. The total estimated damages are $1.4 million primarily resulting from the loss of approximately $1.0 million of bulk urea and sulfur coated urea that was stored at a third party terminal located adjacent to the Ohio River. Additionally, there was roof and siding damage sustained at the Sebring facility. LESCO is evaluating its claims against the warehouse and other possible avenues of assistance and intends to pursue all means available to recoup this loss. Any future recovery will be reported in the period in which the recovery is reasonably certain.

     Merchant Discounts and Provision for Doubtful Accounts

     As a percentage of net sales, merchant discounts and provision for doubtful accounts expense increased 130 basis points year-over-year for the third quarter. On December 30, 2003, we sold our trade accounts receivable portfolio to General Electric Business Credit Services (GEBCS) for $57 million and entered a private label business credit program agreement with GEBCS. In 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. In the third quarter and first nine months of 2004, this arrangement has resulted in increased merchant discounts as we pay program fees and discounts to GEBCS of approximately 1.2% of sales; however, interest expense, provision for doubtful accounts, the general and administrative costs to service the previous in-house program and customer finance revenue have been significantly reduced as compared to the same periods in 2003.

General & Administrative Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
General & administrative expense	$7.1	$7.3	$(0.2)	$20.9	$21.9	$(1.0)

     We reduced general & administrative expense in the third quarter of 2004 by $0.2 million as compared to the same period in 2003 while we have reduced our year-to-date expense $1.0 million from the same period a year ago. For the quarter and nine months ended September 30, 2004, the cost savings recognized from tightened expense controls along with the strategic outsourcing of customer financing to GEBCS have virtually offset the increase in expense related to more stringent governance guidelines as well as management bonus and employee insurance/benefits.

Pre-Opening Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Pre-opening expense	$(0.1)	$0.1	$(0.2)	$0.7	$0.4	$0.3
Number of Service Centers opened during the period	1	—	1	26	21	5

     Pre-opening expense declined $0.2 million in the third quarter of 2004 compared to the same period last year as the Company opened one new Service Center in the third quarter of 2004 and had no additional openings in the third quarter of 2003. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies and distribution, and storage costs, is expensed as incurred. The Company overestimated pre-opening costs incurred as of June 30, 2004 and thus reported a negative expense for its third quarter results.

Other (Expense)/Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Other expense	$(0.1)	$—	$(0.1)	$(0.2)	$(0.6)	$0.4
Other income	0.1	0.2	(0.1)	0.5	1.3	(0.8)

	$—	$0.2	$(0.2)	$0.3	$0.7	$(0.4)

     The decrease in other expense/income, net for the third quarter compared to the same period in 2003 was due to the reduction in payment discounts as there were not as many discounts available in the third quarter 2004 as compared to the same period in 2003. The decrease for the first nine months of 2004 primarily relates to our former joint venture. No income or loss was recorded in the first nine months of 2004 related to the joint venture, as we sold our ownership in it in the fourth quarter of 2003, and $0.6 million of income was recognized in the first nine months of 2003. Additionally, on a year-over-year basis, the decline in payment discounts was essentially offset by the decline in severance expense.

Interest Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Interest Expense	$0.1	$1.1	$(1.0)	$0.7	$3.7	$(3.0)

     Interest expense declined $1.0 million in the third quarter 2004 and $3.0 million for the first nine months versus the same periods in 2003, which was directly related to the sale of the Company’s accounts receivable portfolio to GEBCS. The sale of the portfolio has reduced the year-over-year outstanding borrowings on the revolving credit facility during the third quarter and first nine months, and eliminated the interest rate swap agreement that was in place during 2003.

Pre-Tax Earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Earnings before taxes	$1.1	$9.2	$(8.1)	$7.7	$10.8	$(3.1)

     In the third quarter of 2004, the Company opened one Service Center location bringing the year-to-date total openings to 26 Service Centers. The Company did not open any new Service Centers in the third quarter of 2003 and opened 21 Service Centers for the full year in 2003. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over time. Below are the operating results for the three months and nine months ended September 30, 2004 and 2003 for the classes of 2003 and 2004 Service Centers:

	Three Months Ended September 30,
	2004			2003
	Class of 2004	Class of 2003		Class of 2003
(Dollars in thousands)	(26 Stores)	(21 Stores)	Total	(19 Stores)
Sales	$5,136	$5,619	$10,755	$3,699
Cost of product	(3,449)	(3,856)	(7,305)	(2,497)
Distribution cost	(210)	(199)	(409)	(139)

Gross profit on sales	1,477	1,564	3,041	1,063
Selling expense	(1,269)	(1,007)	(2,276)	(809)
Pre-opening expense	62	—	62	(130)
Merchant discount expense	(70)	(79)	(149)	(10)

Earnings before interest and taxes	$200	$478	$678	$114

	Nine Months Ended September 30,
	2004			2003
	Class of 2004	Class of 2003		Class of 2003
(Dollars in thousands)	(26 Stores)	(21 Stores)	Total	(19 Stores)
Sales	$9,904	$14,860	$24,764	$7,134
Cost of product	(6,680)	(10,099)	(16,779)	(4,914)
Distribution cost	(568)	(598)	(1,166)	(328)

Gross profit on sales	2,656	4,163	6,819	1,892
Selling expense	(2,581)	(2,999)	(5,580)	(1,861)
Pre-opening expense	(663)	—	(663)	(420)
Merchant discount expense	(133)	(202)	(335)	(19)

Earnings (loss) before interest and taxes	$(721)	$962	$241	$(408)

     As a result of the foregoing factors, including the operating results of new Service Centers, the Company had pre-tax income of $1.1 million for the quarter ended September 30, 2004 compared to pre-tax income of $9.2 million for the comparable period last year. Management believes that a more appropriate assessment of LESCO’s operating results for comparative analysis should exclude the expenses associated with the corporate relocation costs along with the charges incurred for hurricane and flood damages. Excluding these charges, the Company’s pre-tax income for the third quarter of 2004 was $7.4 million.

     For the nine months ended September 30, 2004, the Company generated $7.7 million of pre-tax income compared to $10.8 million for the same period in 2003. When excluding costs associated with the corporate relocation and storm damages, LESCO’s year-to-date pre-tax income for 2004 was $14.0 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Pre-tax earnings	$1,110	$9,194	$7,709	$10,789
Corporate relocation expense	4,940	—	4,940	—
Hurricane/flood expense	1,350	—	1,350	—

Pre-tax earnings before coporate relocation, hurricane and flood related expenses	$7,400	$9,194	$13,999	$10,789

Income Taxes and Net Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data)	2004	2003	Change	2004	2003	Change
Earnings before income tax (provision) benefit	$1.1	$9.2	$(8.1)	$7.7	$10.8	$(3.1)
Income tax (provision) benefit:
Current	(1.9)		(1.9)	(3.2)		(3.2)
Deferred	1.5	(3.5)	5.0	0.2	(4.1)	4.3
Change in valuation allowance	0.4	—	0.4	2.7	—	2.7

	—	(3.5)	3.5	(0.3)	(4.1)	3.8

Net Income	$1.1	$5.7	$(4.6)	$7.4	$6.7	$0.7

Earnings per share of common stock:
Diluted	$0.12	$0.66		$0.82	$0.77

Basic	$0.13	$0.67		$0.85	$0.78

     Net income was $1.1 million, or $0.12 per diluted share, in the third quarter of 2004 and $5.7 million, or $0.66 per diluted share, in third quarter 2003. For the first nine months of 2004, net income was $7.4 million, or $0.82 per diluted share, compared to $6.7 million, or $0.77 per diluted share, for the like period in 2003.

     In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. In the first nine months of 2004, the Company adjusted previously estimated federal tax refunds by $0.3 million.

     The impact of the valuation allowance increased the Company’s income tax benefit, and net income, by $0.4 million and increased the earnings per diluted share by $0.05 for the third quarter of 2004. For the first nine months 2004, the valuation allowance enhanced the tax benefit $2.7 million and earnings per diluted share by $0.30.

BUSINESS SEGMENTS

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

     We allocate resources, including working, fixed and leased capital, to existing and potential selling locations based upon projected sales and return on invested capital (ROIC). We define ROIC as a percentage calculated by dividing net operating profit after tax (NOPAT) by invested capital. Certain members of LESCO management have incentive compensation based on the Company’s consolidated ROIC. For the Selling segment we calculate ROIC as follows:

ROIC =	NOPAT / Invested Capital

NOPAT =	Selling Segment Operating Results

X 61% (1 — effective tax rate)

Invested Capital =	Accounts Receivable (excluding rebate receivable, see Note 2 to Consolidated Financial Statements); plus

Inventory (excluding capitalized distribution and procurement costs, markdown and shrink reserves and credit for inventory held on consignment — see Note 2 to Consolidated Financial Statements); plus

Fixed Capital (see Note 2 to Consolidated Financial Statements)

     Our measures of ROIC may not be similar to other similarly titled captions used by other companies. For example, we do not capitalize operating leases or utilize average invested capital over given periods.

     Selling Segment Operating Results

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Net sales	$436.9	$414.7
Cost of product	(280.1)	(266.1)
Distribution cost	(18.9)	(15.8)

Gross profit on sales	137.9	132.8
Selling expense	(62.1)	(57.8)
Merchant discounts and provision for doubtful accounts	(6.9)	(2.4)
Pre-opening expense	(0.7)	(0.4)

EBIT	$68.2	$72.2

NOPAT — Nine months ended September 30, 2004 and 2003	$41.6	$44.0

NOPAT — Three months ended December 31, 2003 and 2002	$4.3	$4.9

NOPAT — Rolling 12 months ended September 30, 2004 and 2003	$45.9	$48.9

Invested capital at period end
Accounts receivable	$5.3	$72.6
Inventory	64.3	60.3
Property, plant and equipment, net	4.9	3.4

	$74.5	$136.3

ROIC	61.6%	35.9%

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

     Support Segment Operating Results

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Net sales	$—	$—
Cost of product	(9.2)	(9.4)
Distribution cost	(17.3)	(21.4)

Gross loss on sales	(26.5)	(30.8)
Selling expense	(6.3)	(5.6)
General & administrative expense	(21.0)	(21.9)
Corporate relocation expense	(4.9)	—
Hurricane/flood expense	(1.4)	—
Other expense	(0.2)	(0.6)
Other income	0.5	1.2

EBIT	$(59.8)	$(57.7)

Adjustments:
Corporate relocation expense	$4.9	$—
Hurricane/flood expense	1.4	—

Adjusted EBIT (a)	$(53.5)	$(57.7)

NOPAT — Nine months ended September 30, 2004 and 2003 (b)	$(32.6)	$(35.2)

NOPAT — Three months ended December 31, 2003 and 2002 (c)	$(8.2)	$(7.2)

NOPAT — Rolling 12 months ended September 30, 2004 and 2003	$(40.8)	$(42.4)

Invested capital	$85.2	$152.1
Less: Selling segment invested capital	(74.5)	(136.3)

Total support segment invested capital	$10.7	$15.8

ROIC	(381.6)%	(268.3)%

(a)	Adjusted EBIT for the nine months ended September 30, 2004 excludes charges for corporate relocation and expenses related to hurricane and flood damage.

(b)	NOPAT for the nine months ended September 30, 2004 excludes charges for corporate relocation and expenses related to hurricane and flood damage.

(c)	NOPAT for the three months ended December 31, 2003 excludes the charge incurred for the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003.

     As the Support segment operates at a negative ROIC, the Selling segment must provide an adequate return in order for the Consolidated Company results to generate a positive ROIC. The Selling segment’s results continue to be sufficient to support a positive ROIC on a Consolidated basis as reflected below:

     Consolidated Operating Results

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Net sales	$436.9	$414.7
Cost of product	(289.4)	(275.6)
Distribution cost	(36.2)	(37.1)

Gross profit on sales	111.3	102.0
Selling expense	(68.4)	(63.5)
General & administrative expense	(20.9)	(21.9)
Corporate relocation expense	(4.9)	—
Hurricane/flood expense	(1.4)	—
Merchant discounts and provision for doubtful accounts	(6.9)	(2.4)
Pre-opening expense	(0.7)	(0.4)
Other expense	(0.2)	(0.6)
Other income	0.5	1.3

EBIT	$8.4	$14.5

Adjustments:
Corporate relocation expense	$4.9	$—
Hurricane/flood expense	1.4	—

Adjusted EBIT (a)	$14.7	$14.5

NOPAT — Nine months ended September 30, 2004 and 2003 (b)	$9.0	$8.8

NOPAT — Three months ended December 31, 2003 and 2002 (c)	$(3.9)	$(2.3)

NOPAT — Rolling 12 months ended September 30, 2004 and 2003	$5.1	$6.5

Invested capital
Debt	$5.9	$68.2
Equity	79.3	83.9

Total invested capital	$85.2	$152.1

ROIC	5.9%	4.3%

(a)	Adjusted EBIT for the nine months ended September 30, 2004 excludes charges for corporate relocation and expenses related to hurricane and flood damage.

(b)	NOPAT for the nine months ended September 30, 2004 excludes charges for corporate relocation and expenses related to hurricane and flood damage.

(c)	NOPAT for the three months ended December 31, 2003 excludes the charge incurred for the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003.

     The improvement on a year-over-year basis in the Company’s ROIC for the Selling Segment and Consolidated Company results is due to LESCO’s sale of its accounts receivable portfolio to GEBCS in December 2003, which enabled the Company to reduce its invested capital.

LIQUIDITY AND CAPITAL RESOURCES

     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the accompanying Consolidated Financial Statements) is as follows:

	Nine Months Ended
	September 30,
(Dollars in millions)	2004	2003
Cash provided by (used in) operations	$17.5	$(0.8)
Cash used in investing activities	(1.5)	(4.6)
Cash (used in) provided by financing activities	(15.5)	6.6

Increase in cash and cash equivalents	$0.5	$1.2

     The cash provided by operations in the first nine months of 2004 was generated predominantly through continued strong leverage of our accounts payable relative to our inventory balance. Additionally, we did not experience an increase in accounts receivable during the first nine months of 2004 even though sales have increased 5% over the same period in the prior year.

     Accounts payable leverage is summarized as follows:

	September 30,
(Dollars in millions)	2004	2003
Accounts payable	$63.5	$63.5
Less: Payable to GEBCS	(0.1)	—

Adjusted accounts payable	$63.4	$63.5

Inventory	$110.9	$105.3

Accounts payable leverage	57.2%	60.3%

     Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remains uncollected by GEBCS and secured by the Company.

     Capital Expenditures: Our first nine months capital expenditures can be summarized as follows:

(Dollars in millions)	2004	2003
New Service Centers	$1.0	$1.1
Manufacturing facilities and corporate systems	2.1	3.5

	$3.1	$4.6

     Our capital needs going forward will be predominantly related to new Service Centers and maintaining information systems and manufacturing facilities.

Financing Activities

     In the fourth quarter of 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock, including accrued dividends, all of which were outstanding at September 30, 2003.

     The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of September 30, 2004, there was $46.9 million available, with unused capacity of $36.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $10.6 million were outstanding as of September 30, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of September 30, 2004.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

     During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its current approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease is five and a half years, and the Company expects to complete the relocation this year. A division of a public company (the Assignee) will assume the remaining 11 years of LESCO’s current lease at the Strongsville location.

     Relocation costs are estimated at approximately $7.5 million including $4.8 million in tenant and landlord inducements, and $2.7 million in broker commissions, legal fees, letter of credit costs, move costs and fixed-asset write offs. During the third quarter, the Company recorded $4.9 million of expense related to this relocation. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual pre-tax basis by approximately $1.0 million. The return on the cost to relocate is estimated at greater than 7%.

     LESCO remains liable under the lease if the Assignee fails to perform. The Assignee will be obligated to secure a $4.4 million letter of credit backing its performance under the lease, and LESCO will pay the Assignee approximately $100,000 annually for the remaining term of the lease to defray the cost of the letter of credit.

     Subsequent to the balance sheet date, LESCO notified its supplier of methylene urea fertilizer that the Company will no longer operate under the terms of a supply agreement with the supplier. The five-year supply agreement between LESCO and its supplier was entered into in November 2002 and requires the Company to purchase annually 8,000 tons of methylene urea fertilizer from the supplier at a fixed conversion cost of $500 per ton plus the prevailing commodities market prices which were approximately $270 per ton for the first nine months of 2004. Management believes that it is advantageous to operating results to exit the supply agreement and currently estimates that the corresponding savings over the remaining term of the agreement will exceed the cost to exit the supply agreement. It is the Company’s intent to source methylene urea fertilizer from other available market sources.

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

     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The discussion and analysis of financial condition contains various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” because (i) it has the potential to have a significant impact on our consolidated financial statements, (ii) of the significance of the financial item to which it relates, or (iii) it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Sales of consigned inventory were $10.4 million for the quarters ended September 30, 2004 and 2003, and $26.7 million and $26.3 million for the corresponding nine month periods.

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

Income Taxes

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company has provided a $2.7 million valuation allowance equal to its net deferred tax assets. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.

Impairment of Long-Lived and Intangible Assets

     The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all of its goodwill and there is no amortization expense for goodwill recorded in the operating results for the quarters and nine months ended September 30, 2004 and 2003.

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

     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of September 30, 2004, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2003. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004, for more detailed information regarding market risk.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Exhibit 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

		Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

		Exhibit 10 (a)	Assignment and Assumption of Lease

		Exhibit 10 (b)	Consent of Landlord’s Lender

		Exhibit 31(a)	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 31(b)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

		Exhibit 32(a)	Michael P. DiMino Section 1350 Certification

		Exhibit 32(b)	Jeffrey L. Rutherford Section 1350 Certification

(b)	Reports on Form 8-K:

     On August 5, 2004, the Company filed a report on Form 8-K relating to the Company’s announcement of its decision to relocate its corporate offices and to the Company’s Earnings Release for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: November 3, 2004	By: /s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary