Form 10-K
period 2004-12-31
LESCO INC/OH
filed 2005-03-16
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 Commission File No. 0-13147

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

LESCO, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0904517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 East Ninth Street, Suite 1300	44114
Cleveland, Ohio	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
(216) 706-9250
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
(Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by nonaffiliates was approximately $85,188,953.
      Number of Common Shares outstanding on February 28, 2005: 8,741,036.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005 (the “Proxy Statement”) are incorporated by reference in Part III.

PART I
Executive Officers of the Registrant
PART II
CONSOLIDATED STATEMENTS OF OPERATIONS
PART III
PART IV
SIGNATURES
Form 10-K
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.Q RESTRICTED STOCK AWARD AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.A CONSENT
EX-23.B CONSENT
EX-31.A SECTION 302 CEO CERT
EX-31.B SECTION 302 CFO CERT
EX-32.A 906 CERTIFICATION OF CEO
EX-32.B 906 CERTIFICATION OF CFO

PART I
Item 1.     Business
General
      LESCO, Inc. was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms “Company,” “LESCO”, “Registrant”, “we”, “us” and “our” refer to LESCO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
      LESCO® is the largest provider of products for the professional turf care segment of the green industry. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns, grounds and gardens. We manage the business through two business segments: Selling, which includes our LESCO Service Centers®, Stores-on-Wheels® and direct sales representatives and other direct sales efforts; and Support, which includes all corporate, manufacturing and warehousing activities. See Management’s Discussion and Analysis (MD&A) and Note 1 of the Consolidated Financial Statements for further discussion and analysis of these segments. We further track our sales by two customer sectors (Lawn Care and Golf), by transacting selling location (Service Center and Other Selling Locations) and product lines. See MD&A for further discussion of customer sectors and transacting selling locations. See discussion of product lines below.
Products Lines
      We sell an extensive array of consumable turf care products to the green industry, including fertilizer and combination products, control products, turfgrass seed, and pest control products. Additionally, we offer equipment, parts and service. These products are marketed under the LESCO name and LESCO branded names. In addition, we sell a diverse line of turf products under suppliers’ brand names.
      Gross sales by product lines for the years ended December 31, 2004, 2003, and 2002 are as follows:

	For the Year Ended
	December 31,

	2004	2003	2002
(Dollars in millions)
Fertilizer & combination products	$231.8	$204.5	$198.2
Control products	166.6	159.2	154.1
Equipment, parts & service	62.1	59.6	60.5
Turfgrass seed	68.6	67.0	65.8
Pest control	18.6	18.2	16.6
Other	17.8	17.5	18.2

Gross Sales	$565.5	$526.0	$513.4

      Fertilizer and combination products. We sell a broad assortment of standard blended fertilizers and combination products that combine fertilizer with control products. We also custom-blend fertilizer according to customer specifications. Our fertilizers include products for use in the lawn care industry along with specialized products for golf course applications, including greens, tees and fairways, as well as products for trees, shrubs and landscape beds. Fertilizers are generally sold in a granular form, although specialized liquid formulations are also available. The primary raw materials used in the blending of fertilizer are nitrogen, phosphorus, potash and sulfur.
      The majority of our fertilizers are formulated with sulfur-coated urea, Poly Plus®. Sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and meter the release of nutrients. We are one of the few manufacturers of these products in the world. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. Combination products are processed by coating fertilizers with technical-grade herbicides, insecticides or fungicides providing dual action nutrition to the plant as well as the removal of crabgrass, insects and fungus.
      Control products. We offer a full line of turf control products, including both LESCO and third-party branded herbicides, fungicides, insecticides and other specialty products. These products control weed growth, insects and fungal diseases of turf, trees, shrubs and landscape beds. Specialty products are used to stimulate growing conditions. In order to offer our customers a more complete product line, we sell some turf control products produced by major manufacturers.
      Equipment, parts and service. We source a broad assortment of equipment including rotary mowers, spreaders, sprayers, aerators, renovation equipment and replacement parts primarily from Commercial Turf Products, Ltd. (CTP), a subsidiary of MTD Consumer Group, Inc. We believe that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the turf-care market. In addition, we offer a broad assortment of branded handheld power tools produced by third parties. Equipment sales are supported by a toll-free hotline staffed by trained technicians and repair facilities in or near Service Centers. Parts support is fully computerized, and we generally are able to provide overnight parts delivery nationwide.
      Turfgrass seed. We market LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the purity of the seed. We contract for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool-season grasses and in California for warm-season grasses. In 2004, we had more than 34,000 production acres under contract in these regions. Our seed line includes 31 proprietary varieties as well as 28 standard blends and mixtures. Most of our turfgrass seed is blended and packaged at our facilities. Our turfgrass seed line includes a variety of mulches and soil amendments that are packaged primarily through contract manufacturers under the LESCO brand.
      Pest control. We offer a full line of pest management products, including LESCO and third-party branded products, all of which are sourced from third-party suppliers. Our assortment includes all of the top names in the pest management industry. Our offering covers products to manage termites and wood-destroying pests, general insects, rodents and a complete line of application equipment. With 274 Service Centers conveniently located across the United States, we are able to provide the country’s pest management professionals with a high level of service throughout in the industry.
      Other. On a regional basis, our merchandise mix includes ice melt and other snow removal products that are sourced from third party suppliers. We offer underground irrigation equipment, protective gear, such as goggles, masks and gloves, and hand tools, such as tree pruners, shovels and rakes. We utilize Par Aide Products Co. (Par Aide), a leading supplier of golf course accessories, to distribute Par Aide-branded products, including ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles.
      Sources of supply. It is our policy to identify and use multiple sources of supply or acceptable substitutes for all products we sell and all raw materials used in our products. The only exception to this policy is our purchase of specialty products.
Service Centers, Stores-on-Wheels and Direct Sales
      Our selling efforts are conducted through several channels. In some instances, the same customer is often serviced through multiple channels. Service centers are approximately 5,000-square-foot facilities that we generally lease for a period of five years or more. More than 250 standard merchandise items are prominently displayed in our Service Centers and available for pick up or delivery to our professional turf care customers. We also offer over 1,000 additional special order items.
      Our Stores-on-Wheels are a mobile fleet of stores that are stocked with over 180 high-volume sales products that are immediately available to golf course superintendents and other caretakers of large areas of landscape. The unique marketing and sales approach of our Stores-on-Wheels brings the LESCO brand of personal service directly to our customers. Our direct sales efforts include sales representatives that provide agronomic services and build customer relationships with national lawn care customers as well as with golf course superintendents.
Manufacturing and Distribution
      We currently operate four manufacturing facilities that blend fertilizers, combination products and grass seed, and manufacture sulfur-coated urea. These plants are located in Hatfield, MA, Martins Ferry, OH, Sebring, FL and Silverton, OR and produced blended products representing approximately 80% of LESCO’s sales in 2004. We also control a distribution network consisting of eight distribution hubs and three, third-party logistics provider operations. This Company-controlled network distributes our products to our Service Centers, Stores-on-Wheels and direct to customers nationwide.
Intellectual Property
      We own patents of various durations, trademarks, copyrights and other intellectual property, and rely on them to protect our interest in products and technology. LESCO Technologies, LLC, a wholly owned subsidiary of LESCO, Inc., owns common law and registered trademarks including, among others, LESCO, ELITE and Poly Plus. LESCO Service Center and LESCO Stores-on-Wheels are registered service marks of LESCO Technologies, LLC.; Aim Lawn Products and Professional Turf Products are trademarks licensed to Aim Lawn & Garden Products, Inc.
      All intellectual property as a group is important to our business, however, no individual item is material to our operations except the LESCO name.
Product Improvement and Development
      Our research and development efforts focus on improvements to, and development of, new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. We also have a number of agreements with state universities that test turf control products, grass seed and fertilizers.
Competition
      We compete with a number of companies within each of our product lines including, national, regional and local distributors, professional turf care product manufacturers, and local nurseries. Some of these national competitors have greater name brand recognition and greater financial and other resources than we do. Our principal competitors for professional turf control, fertilizer and grass seed product lines include The Andersons Inc., J.R. Simplot Company, Lebanon Seaboard, Deere & Company, ProSource One and Verdicon. Our principal competitors for equipment are Deere & Company, Textron Inc. (Jacobsen), Scag Power Equipment and Toro Company. We compete primarily on the basis of service to customers, product quality, product offering and price.
Seasonality
      Our business is seasonal. Customers in northern states do not have the same year-round requirements for our products as customers in southern states. Nationwide, demand for our products is generally greatest during the second calendar quarter of the year.
Employees
      As of December 31, 2004, we had 1,341 full-time employees, of which 378 were involved in blending and warehouse operations, 772 in sales-related activities and 191 in management and administration. Of the total number of full-time employees, 652 were salaried and 689 were hourly employees. We have 130 employees at our Martins Ferry facility that are represented by a union, which ratified a three-year agreement on November 14, 2002. On December 31, 2003, LESCO and the union agreed to extend the existing contract through September 30, 2008.

Environmental Matters
      Turf control products we sell are subject to regulation and registration by the Environmental Protection Agency (the “EPA”) and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While we generally believe our turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations may not change in the future or that the EPA or any state will not challenge our labeling or advertising materials.
      Fertilizer products are also regulated by individual state departments of agriculture and must generally be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that our registration in any state will not be challenged. We are also required to obtain licenses and permits from a number of governmental agencies in order to conduct various aspects of our business. These licenses and permits are subject to modification and revocation, which could impair our ability to conduct our business in the manner in which, and at the places at which, it is presently conducted.
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
Securities and Exchange Commission Filings
      The Company’s SEC filings are available through its web site at www.lesco.com.
Item 2.     Properties
      We lease our corporate office facility and own or lease our warehouse and blending facilities. We believe these facilities are well-maintained, adequately insured and suitable for their present and intended uses. We maintain sales offices at each of the following locations except Wellington and Windsor. The location, principal use, size and status of each of our principal properties as of December 31, 2004 is as follows:

Location(1)	Principal Use	Square Feet	Status

Anaheim, CA	Distribution hub for various products	14,780	Leased(2)
Atlanta, GA	Distribution hub for various products	194,060	Leased(3)
North Aurora, IL	Distribution hub for various products	74,056	Leased(2)
Hatfield, MA	Blending facility for fertilizers	77,000	Owned
Martins Ferry, OH	Blending facility for fertilizers and combination products, and manufacturing of sulfur-coated fertilizers	234,000	Owned
Plano, TX	Distribution hub for various products	10,000	Leased(4)
Sebring, FL	Blending facility for fertilizers and combination products and distribution hub for principal products	276,000	Owned/ Leased(5)
Silverton, OR	Blending of grass seed and distribution hub	66,200	Leased(6)
Stockton, CA	Closed manufacturing facility for fertilizers and turf control products	32,000	Owned/ Leased(7)
Cleveland, OH	Corporate office	38,643	Leased(8)
Wellington, OH	Asset held for sale — closed blending facility for various products, approximately six acres	55,376	Owned
Westfield, MA	Distribution hub for various products	91,800	Leased(9)
Windsor, NJ	Asset held for sale — land previously used as a manufacturing and distribution center, approximately 17 acres		Owned

(1)	Does not include Service Centers or Stores-on-Wheels. As of December 31, 2004, we operated Service Centers in 274 leased facilities. These facilities range in size from 3,400 to 14,000 square feet. As of December 31, 2004, we owned or leased 72 tractor-trailers for our Stores-on-Wheels.

(2)	Lease term expires in 2008.

(3)	Lease term expires in 2009.

(4)	Lease term expires in 2006.

(5)	These facilities consist of five buildings. Two buildings are subject to a month-to-month lease. Three buildings are subject to leases expiring in 2006 and 2017. We own the manufacturing facility, while the land is subject to a ground lease which expires in 2017 with four, five-year renewal options.

(6)	Lease term expires in 2009. The lease includes an option to purchase.

(7)	These facilities consist of two buildings we own. The land is subject to ground leases, which expire in 2011. We have one, five-year renewal option.

(8)	Lease term expires in 2010. We have one, five-year renewal option.

(9)	This facility is subject to two leases, the terms of which expire in 2006.
      All of these locations reside within the Company’s Support segment.
Item 3.     Legal Proceedings
      In 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of Dimension® Crabgrass Preemergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company has held discussions with the NYSDEC relative to a settlement.
      On November 29, 2004, the Company filed a declaratory judgment action, LESCO vs. KPAC Holdings, Inc., Case No. 1:04CV2573 pending in the United States District Court, Northern District of Ohio, to obtain a judicial determination of the amount of its liability arising from its termination of a five-year agreement with KPAC Holdings, Inc. (KPAC), our methylene urea supplier (“Supply Agreement”). The Company had entered into the Supply Agreement in 2002 as part of an overall transaction by which the supplier purchased certain assets of the Company, including a plant used to produce methylene urea. The Supply Agreement required the Company to purchase, and the supplier to produce, minimum monthly quantities of certain products.
      We filed the declaratory judgment action after the supplier refused the Company’s offer to settle its liability for $2.2 million plus forgiveness of a $1.3 million note receivable due from the supplier, which the Company believed represented the extent of its potential liability under the Supply Agreement. The supplier has asserted counterclaims against the Company seeking damages in excess of $7 million for breach of the Supply Agreement, breach of the asset purchase agreement and breach of an alleged agreement to settle the Company’s liability on more favorable terms to the supplier. The supplier’s two shareholders have moved to intervene to assert a claim for breach of the same alleged settlement agreement. A case management conference is scheduled for March 2005, at which time the parties will be given a timeline for the progress of the litigation.
      There are other legal actions, governmental investigations and proceedings pending to which the Company is a party or to which its property is subject. In the opinion of our management, after reviewing the information that is currently available with respect to these matters and consulting with counsel, any liability that may be ultimately incurred with respect to these matters is not expected to materially affect our consolidated results of operations, cash flows or financial condition.
Item 4.     Submission of Matters to a Vote of Security Holders
      Not Applicable.
Executive Officers of the Registrant
      The following table sets forth certain information with respect to the Company’s executive officers, including their respective positions with the Company:

Name	Age	Position

Michael P. DiMino	47	President and Chief Executive Officer
Steven E. Cochran	37	Senior Vice President, Sales
Jeffrey L. Rutherford	44	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Bruce K. Thorn	38	Senior Vice President, Operations
      Michael P. DiMino has been President and Chief Executive Officer of the Company since April 2002. He was elected director in May 2002. Mr. DiMino joined the Company on December 12, 2001, as President and Chief Operating Officer. From 1998 to 2001, Mr. DiMino was President and Chief Operating Officer of Uniforms to You, a division of Cintas Corporation, a provider of employee uniforms to a wide range of industries.
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

      Since October 2002, Jeffrey L. Rutherford has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Rutherford joined the Company as Senior Vice President and Chief Financial Officer on February 18, 2002. From 1997 to 2001, Mr. Rutherford served as Senior Executive Vice President and Chief Financial Officer of OfficeMax, Inc. a retailer of office supplies, and from February 1997 to July 1997 as Senior Vice President and Treasurer of that company.
      Since October 2004, Bruce K. Thorn has been Senior Vice President, Operations, overseeing all aspects of the Company’s marketing and supply chain functions. Mr. Thorn joined the Company as Senior Vice President, Logistics & Operations on March 18, 2002. From 2000 to 2002, Mr. Thorn was Senior Director for Global Engineering Services for Gap, Inc., a specialty retailer in the apparel industry. From 1997-2000, he was Director of the Distribution Division for Cintas Corporation.
PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common shares are traded on the NASDAQ National Market System market under the symbol “LSCO.” The following are the high and low closing prices of our common shares by quarter:

	2004		2003

(Quarter Ended)	High	Low	High	Low

March 31	$13.66	$10.40	$14.60	$10.25
June 30	13.60	11.15	13.00	8.90
September 30	14.05	12.20	11.84	8.17
December 31	13.48	11.25	14.27	10.22
      We did not pay common share dividends in 2004 or 2003. Certain provisions of our previous credit agreement prohibited the Company from paying dividends. The current credit agreement allows for the payment of dividends as long as certain conditions are maintained.
      As of February 28, 2005, there were 1,277 holders of record of our common shares.
      See also Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.     Selected Financial Data
Five Year Summary

	For the Year Ended December 31,

	2004	2003	2002	2001	2000
(Dollars in thousands, except per share data)
Net Sales	$561,041	$523,489	$511,705	$504,268	$499,643
Cost of product	(375,896)	(350,476)	(341,268)	(349,303)	(337,644)
Cost of inventory markdown — contract termination	(799)	—	—	—	—
Cost of inventory markdown	—	—	(9,225)	—	—
Distribution cost	(45,844)	(47,669)	(44,201)	(45,416)	(42,315)

Gross profit on sales	138,502	125,344	117,011	109,549	119,684
Selling expense	(90,505)	(84,713)	(78,987)	(75,643)	(74,887)
General & administrative expense	(28,326)	(29,389)	(30,591)	(30,318)	(25,030)
Merchant discounts and provision for doubtful accounts	(10,758)	(3,045)	(2,363)	(1,268)	(885)
Pre-opening expense	(770)	(601)	—	—	—
Early retirement of debt	—	(2,333)	(4,550)	—	—
Loss from sale of accounts receivable	—	(4,626)	—	—	—
Asset rationalization	—	—	(12,044)	—	—
Corporate relocation expense	(6,878)	—	—	—	—
Hurricane/flood expense	(1,243)	—	—	—	—
Vendor contract termination	(4,404)	—	—	—	—
Other expense	(664)	(1,065)	(3,627)	(1,119)	(612)
Other income	508	1,521	812	53	832

Earnings (loss) before interest and taxes	(4,538)	1,093	(14,339)	1,254	19,102
Interest expense, net	(747)	(4,730)	(4,899)	(6,098)	(6,885)

Earnings (loss) before taxes and cumulative effect of accounting change	(5,285)	(3,637)	(19,238)	(4,844)	12,217
Income tax (provision) benefit	(340)	(1,634)	6,376	1,960	(4,829)

Earnings (loss) before cumulative effect of accounting change	(5,625)	(5,271)	(12,862)	(2,884)	7,388
Cumulative effect of accounting change for goodwill charge, net of tax benefit of $2,735	—	—	(4,597)	—	—

Net income (loss)	$(5,625)	$(5,271)	$(17,459)	$(2,884)	$7,388

Earnings (loss) per common share before cumulative effect of accounting change:
Diluted	$(0.65)	$(0.63)	$(1.52)	$(0.34)	$0.86
Basic	$(0.65)	$(0.63)	$(1.52)	$(0.34)	$0.87

Cumulative effect of accounting change per diluted common share	—	—	(0.54)	—	—
Earnings (loss) per common share
Diluted	$(0.65)	$(0.63)	$(2.06)	$(0.34)	$0.86
Basic	$(0.65)	$(0.63)	$(2.06)	$(0.34)	$0.87

Average number of common shares and common share equivalents outstanding:
Diluted	8,696,356	8,550,414	8,519,789	8,496,681	8,623,841
Basic	8,696,356	8,550,414	8,519,789	8,496,681	8,469,063

	December 31,

	2004	2003	2002	2001	2000
(Dollars in thousands)
Balance Sheet Data:
Working capital, excluding current debt	$48,185	$58,843	$107,642	$87,660	$142,510
Total assets	$155,993	$161,365	$204,732	$204,596	$244,893
Long-term debt, net of current portion	$—	$5,875	$10,227	$11,390	$94,707
Shareholder’s equity	$66,523	$71,270	$76,933	$93,916	$97,436

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Organization of Information
      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Consolidated Results

•	2004 vs. 2003

•	2003 vs. 2002

•	Business Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements
Overview
      LESCO is the largest provider of products to the professional turf care segment of the green industry. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns, grounds and gardens.
      We track our customers through two customer sectors: Lawn Care and Golf.
      Gross sales for these sectors were as follows for the past three years:

	2004	2003	2002
(Dollars in millions)
Lawn Care	$425.4	$388.4	$373.1
Golf	140.1	137.6	140.3

	$565.5	$526.0	$513.4

      The separation of our customers into these two sectors is important as distribution to the sectors is vastly different and their growth prospects vary significantly.
      Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 274 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We generated $32.8 million of sales through our 48 new Service Centers opened in the last two years. We estimate the market for our consumable Lawn Care products at $6.0 billion of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.
      The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. However, we anticipate that we will be able to extend our presence in under-serviced markets, as we implement a more efficient and lower cost Stores-on-Wheels operating model, which we believe will allow us to expand our fleet and our customer base.
      Our historical financial performance and returns on invested capital through 2001 were unacceptable. We operated three business lines that consumed capital: Selling, Support (including manufacturing and distribution operations) and Credit Financing. Based upon the opportunities that were available in our customer sectors and opportunities for improvement in our financial performance, beginning in 2002 we embarked on a strategy to reposition LESCO in order to effectively capitalize on our opportunities. The following is a summary of the changes we made to our business, along with any financial impacts, over the past two years:

1. Asset Rationalization: Prior to 2003, we performed an analysis of our manufacturing facilities, utilizing a methodology balancing sales growth opportunities and Return on Invested Capital (ROIC), and decided to rationalize certain under-performing assets. The plan included ceasing operations at, and deciding to sell, two manufacturing facilities (a methylene-urea facility in Disputanta, Virginia and a blending facility in Stockton, California) and the sale of certain other properties. In conjunction with the announcement of the asset rationalization plan, we recorded a reserve to provide for the remaining obligations associated with each site. At December 31, 2004, $450,000 remained in the reserve pertaining to these properties primarily representing future lease and real estate tax payments. The Disputanta facility was sold in 2002 and the other rationalized facilities remain as assets held for sale as of December 31, 2004. All future costs incurred to prepare the sites for sale, including environmental testing and environmental remediation costs will be capitalized up to the realizable market value of each respective property.

2. Launch of Sales Growth Programs: We launched various programs designed to increase sales:

a. Selling Locations, Management Structure and Reporting: We organized our selling locations into five geographic zones (Northeast, Mid-Central, Transition, Southeast and West) and a National Accounts zone. The geographic zones are comprised of regional geographic areas. Additionally, we developed separate operating statements (Four-Wall P&Ls) for each selling location (see further discussion Business Segment Results and Note 1 to Consolidated Financial Statements). The restructured management structure and Four-Wall P&Ls provide the requisite management oversight and reporting to effectively identify and address geographic operational opportunities. We have added a sixth geographic zone, Mid-Atlantic, beginning in 2005, whose territory previously had been included predominately in the Northeast and Mid-Central Zones.

b. New Service Center Program: LESCO did not open any new Service Centers from 1998 until 2003. Our analysis of Service Center Four-Wall P&Ls and Four-Wall ROIC indicated that with a total capital and working capital investment of $200,000 to $250,000, an average Service Center at maturity generates approximately $1.3 million of sales and a ROIC of approximately 45%. We thereafter performed a statistical analysis utilizing historical Service Center operating performance, published industry data and government data relative to the U.S. metropolitan statistical areas. The statistical results indicated ample opportunity to expand the number of Service Centers in the continental United States by over 250 locations. We began a Service Center opening program resulting in 21 new Service Centers in 2003 and 27 new Service Centers in 2004, with an expectation to open an additional 30 to 35 Service Centers in 2005.

c. Reduction of Direct Sales Force: Prior to 2003, we expanded our direct sales force to 60 professionals. During the first half of 2003, we evaluated the program’s performance and determined that the program was not performing to our expectations. As a result, we reduced the direct sales force by 38 professionals. During 2003, we incurred approximately $3.3 million of costs related to the program. Through the workforce reduction in June 2003, $1.5 million of these costs were eliminated on a go forward basis.

3. Capital Restructuring: During 2003 and 2004, we restructured our debt and equity capital structure. The following summarizes these initiatives:

a. 2003 Refinancing: The 2003 refinancing comprised the following two initiatives:

i. Agreements with GE Business Credit Services — On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. In 2004, approximately $6 million of additional cash proceeds were obtained through the sale of some of our remaining receivable accounts. The transaction resulted in a pre-tax charge of $4.6 million recorded in 2003.

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

ii. Debt refinancing — Additionally on December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced our prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including the term loan, buy-out the interest rate swap agreement for $1.2 million and buy-back outstanding preferred stock, including accrued dividends, for $1.7 million. A charge of $1.1 million was recorded in 2003 to expense the unamortized portion of the deferred financing costs of the prior credit facility.

The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2004, there was $46.4 million available, based on the borrowing base formula, with unused borrowing capacity of $34.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $4.8 million were outstanding as of December 31, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowing under the Facility as of December 31, 2004 was 5.25%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2004. The amount of deferred financing charges associated with the Facility included in prepaid and other non-current assets was $327,000 as of December 31, 2004.

b. 2004 Debt Reduction: During the fourth quarter of 2004, we elected to call our industrial development revenue bonds prior to their maturity date. These bonds were related to our Martins Ferry, Ohio facility. There was no prepayment penalty for the early extinguishment of the $5.9 million debt, which was financed by funding from our revolving credit facility, which provided a lower interest rate than the rate being charged by the bonds.

4. Relocation of Corporate Headquarters: During the third quarter of 2004, we entered into agreements to relocate our corporate headquarters from our approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. Relocation costs incurred during 2004 were $6.9 million and were primarily related to tenant and landlord inducements along with broker commissions and legal fees. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual, pre-tax basis by approximately $1.0 million. We reduced our lease commitment for corporate offices by five years as the lease on the Strongsville facility expires in 2015 while the current corporate headquarters lease expires in 2010.

5. Vendor Contract Termination: In the fourth quarter of 2004, we notified KPAC, our supplier of methylene urea fertilizer, that we were terminating our performance under a five-year supply agreement. The agreement, signed in November 2002, required the Company to purchase annually 8,000 tons of methylene urea fertilizer at a fixed conversion cost of $500 per ton (see Item 3. Legal Proceedings for further discussion). Management believes that it will generate an annual, pre-tax savings of more than $2 million over the remaining term of the agreement, which aggregate savings are expected to exceed the estimated $5.2 million cost to exit the supply agreement. We already have secured an alternative, lower-cost source of methylene urea fertilizer from other available market sources with no annual purchase commitments.

6. Exploring Supply Chain Alternatives: In January 2005, we announced that we have retained Western Reserve Partners LLC to continue and advance our exploration of supply chain alternatives, including the possibility of the disposition of all or a portion of our distribution and manufacturing assets.

7. Other:

a. Divestiture of Joint Venture: In 2003, we sold our investment in Commercial Turf Products Ltd. (CTP) to MTD Consumer Group, Inc. (MTD) for a $933,130 promissory note and a release from our guarantee of certain of CTP’s liabilities, including an $8.0 million industrial revenue bond. CTP is a manufacturer of commercial-grade riding and walk-behind turf mowers, blowers, turf renovators, spreaders, sprayers, associated accessories and service parts. The note is payable in five equal, annual installments of $186,626 which began in November 2003. We recorded a $10,000 gain on the sale in 2003.

Concurrently with the sale, we entered into a five-year supply agreement with CTP and MTD. During the term of the agreement, we maintain the exclusive rights to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retain certain customer rights. We are not required to exclusively source products from CTP and MTD. Additionally, we have the option to exercise a buyout of the agreement prior to the expiration of the five-year term.

The agreement provides for the following minimum annual purchase targets based on historical purchases and our projected growth rates: $28.9 million in 2005, $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008. To the extent our actual annual purchases are less than the applicable minimum purchase targets, the price on purchased products will increase. Pricing during the term of the agreement is based on pricing prior to the supply agreement, adjusted by changes in the Producers Price Index, not to exceed two percent (2%) annually.

b. Deferred Tax Asset Valuation Reserves: In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, we considered historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $3.7 million was recorded as of December 31, 2003 to fully reserve for the Company’s net deferred tax assets and an additional $2.4 million was recorded in 2004 to reserve for deferred tax assets generated in 2004.

CONSOLIDATED RESULTS
      We believe that the most useful analysis of our consolidated results should reflect adjustments to our results on a generally accepted accounting principles (GAAP) basis for the impacts of certain of the previously discussed strategic initiatives (excluding the growth initiatives and their positive and negative effects) and other events that management does not expect to recur on an annual basis. A reconciliation to GAAP of our financial results excluding the operational impact of these initiatives and events is as follows:
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003

			Results			Results
	GAAP	Adjustments	Excluding	GAAP	Adjustments	Excluding
	Results	(a)	Adjustments	Results	(b)	Adjustments

(Dollars in thousands, except per share data)
Net sales	$561,041	$—	$561,041	$523,489	$—	$523,489
Cost of product	(375,896)	—	(375,896)	(350,476)	—	(350,476)
Cost of inventory markdown — contract termination	(799)	(799)	—	—	—	—
Distribution cost	(45,844)	—	(45,844)	(47,669)	—	(47,669)

Gross profit on sales	138,502	(799)	139,301	125,344	—	125,344
Selling expense	(90,505)	—	(90,505)	(84,713)	—	(84,713)
General & administrative expense	(28,326)	—	(28,326)	(29,389)	—	(29,389)
Merchant discounts and provision
for doubtful accounts	(10,758)	—	(10,758)	(3,045)	—	(3,045)
Pre-opening expense	(770)	—	(770)	(601)	—	(601)
Early retirement of debt agreement	—	—	—	(2,333)	(2,333)	—
Loss from sale of accounts receivable	—	—	—	(4,626)	(4,626)	—
Corporate relocation expense	(6,878)	(6,878)	—	—	—	—
Hurricane/flood expense	(1,243)	(1,243)	—	—	—	—
Vendor contract termination	(4,404)	(4,404)	—	—
Other expense	(664)	—	(664)	(1,065)	—	(1,065)
Other income	508	—	508	1,521	—	1,521

	(143,040)	(12,525)	(130,515)	(124,251)	(6,959)	(117,292)
Earnings (loss) before interest and taxes	(4,538)	(13,324)	8,786	1,093	(6,959)	8,052
Interest expense, net	(747)	—	(747)	(4,730)	—	(4,730)

Earnings (loss) before taxes	(5,285)	(13,324)	8,039	(3,637)	(6,959)	3,322
Income tax (provision) benefit:
Current	(340)	2,795	(3,135)	1,452	424	1,876
Deferred	2,363	—	2,363	(270)	—	(270)
Change in valuation allowance	(2,363)	—	(2,363)	(2,816)	—	(2,816)

	(340)	2,795	(3,135)	(1,634)	424	(1,210)
Net income (loss)	$(5,625)	$(10,529)	$4,904	$(5,271)	$(7,383)	$2,112

Earnings (loss) per common share
Diluted	$(0.65)	$(1.20)	$0.55	$(0.63)	$(0.86)	$0.23

Basic	$(0.65)	$(1.21)	$0.56	$(0.63)	$(0.86)	$0.23

(a)	2004 adjustments include $6.9 million for corporate relocation, $1.2 million for hurricane and flood damage, $5.2 million for a vendor contract termination, and $2.8 million for estimated tax provision at 39%.

(b)	2003 adjustments include $2.3 million for early retirement of debt, $4.6 million for loss on sale of accounts receivable and $0.4 million for tax provision related to the adjustments, net of valuation allowance for deferred tax assets.

2004 vs. 2003
  Sales:
      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,

	2004			2003			% Change

		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Totals
(Dollars in millions)
Lawn care	$349.9	$75.5	$425.4	$322.1	$66.3	$388.4	8.6%	13.9%	9.5%
Golf	34.5	105.6	140.1	29.1	108.5	137.6	18.6	(2.7)	1.8

Gross sales	$384.4	$181.1	565.5	$351.2	$174.8	526.0	9.5%	3.6%	7.5

Agency sales			(2.1)			—			—
Freight revenue			1.4			1.5			(6.7)
Customer discounts and rebates			(3.8)			(4.0)			(5.0)

Net sales			$561.0			$523.5			7.2%

      Service Centers: Service Center gross sales reflect sales transacted through our 274 Service Centers in operation as of December 31, 2004, including 27 new Service Centers opened during 2004. The total increase of 9.5% reflects a same-store (excluding new and closed units) increase of 3.0% and an increase of 9.3% from new (2003 and 2004 openings) Service Center sales of $32.8 million. We plan to open an additional 30 to 35 Service Centers in 2005.
      Other Selling Locations: All other gross sales reflect sales transacted through our direct sales programs and our Stores-on-Wheels. The increase of 3.6% is attributable to the year-over-year growth in sales to retail and international customers along with the slight increase in sales to customers in the golf industry. Although we experienced sales expansion in our direct channels, we continue to evaluate the returns relative to contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. This program has, on occasion, resulted in lost contract sales, and we will continue to cull out account sales that do not produce an acceptable level of return on our investment.
      Agency Sales, Freight Revenue and Customer Discounts and Rebates: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $2.1 million of agency sales for 2004 represent the portion of gross revenue that exceeds the Company’s net product margin. Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat as a percentage of sales. Customer discounts and rebates declined to 0.7% of gross sales from 0.8% as the Company has implemented more stringent qualifications for its customers to obtain rebates.
  Gross Profit on Sales:

	For the Year Ended December 31,

	2004		2003

	Dollars	% of Net Sales	Dollars	% of Net Sales
(Dollars in millions)
Product margin	$184.3	32.9%	$173.0	33.0%
Distribution cost	(45.8)	(8.2)	(47.7)	(9.1)

Gross profit	$138.5	24.7%	$125.3	23.9%

      Our largest single purchased product or raw material is urea, the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 8% to 10% of our cost of sales. Urea is a second derivative of natural gas and its cost fluctuates with the changing cost of natural gas. Average 2004 urea costs increased approximately 20% over 2003 costs, which unabated would have resulted in an estimated 2.0% deterioration in product margin percentage. However, through price increases and other cost of sales reductions, particularly the cost per ton to blend fertilizer products, we successfully mitigated its effect on product margin. The 0.1% decline in product margin from 2003 was due to the markdown charge related to the elimination of merchandise from the Company’s product offering associated with a vendor contract termination. For 2005, we have entered a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market in mid-2004.
      In 2004, we continued to optimize efficiencies in our distribution network that was expanded late in 2002. The expansion added fixed costs to our operations to support our expected growth in Service Center units and comparable-sales increases. As a result of growth in Service Center units and comparable-sales increases, we leveraged the fixed costs associated with our distribution operations and reduced our 2004 distribution costs as a percentage of net sales to 8.2% from 9.1% in 2003.

Operating Expenses:

	For the Year Ended December 31,

	2004		2003		Change

	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	%	Basis Points
(Dollars in millions)
Selling expense	$90.5	16.1%	$84.7	16.2%	$5.8	6.8%	(10 bps	)
Merchant discounts/provision
for doubtful accounts	10.8	1.9	3.0	0.6	7.8	260.0	130 bps
Corporate relocation expense	6.9	1.2	—	—	6.9	—	—
Hurricane/flood expense	1.2	0.2	—	—	1.2	—	—
Vendor contract termination	4.4	0.8	—	—	4.4	—	—

	$113.8	20.3%	$87.7	16.8%	$26.1	29.8%	350 bps

Selling Expense
      Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $5.8 million predominantly relates to new Service Centers’ incremental operating costs of $5.2 million. New Service Centers’ selling expense was $8.0 million in 2004 for the 48 Service Centers opened in 2004 and 2003 while selling expense in 2003 included $2.8 million for the 21 Service Centers opened in 2003.

Merchant Discounts and Provision for Doubtful Accounts
      As a percentage of net sales, merchant discounts and provision for doubtful accounts expense increased 130 basis points year-over-year. In December 2003, we sold our trade accounts receivable portfolio to GEBCS for $57 million and entered into a private label business credit program agreement with GEBCS. In 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. This arrangement has resulted in increased merchant discounts as we pay program fees and discounts to GEBCS. Total merchant discount expense, including GEBCS, for normal payment terms was 1.5% of net sales while promotional discount expense was an additional 0.4% of net sales. Although merchant discount expense increased year-over-year, interest expense, provision for doubtful accounts, the general and administrative costs to service the previous in-house credit program and customer finance revenue have been significantly reduced as compared to 2003.

Corporate Relocation Expense
      During the third quarter of 2004, we entered into agreements to relocate our corporate headquarters from our approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. Relocation costs incurred during 2004 were $6.9 million primarily related to tenant and landlord inducements along with broker commissions and legal fees. Beginning in 2005, the financial effect of the relocation is expected to be accretive to earnings on an annual, pre-tax basis by approximately $1.0 million. We reduced our lease commitment for corporate offices by five years as the lease on the Strongsville facility expires in 2015 while the current corporate headquarters lease expires in 2010.

Hurricane/ Flood Expense
      During the third quarter of 2004, the Company incurred losses at its Sebring, FL and Martins Ferry, OH manufacturing facilities due to hurricane activity in Florida and the related rainfall and flooding activity in Ohio. The total damages were $1.2 million, primarily resulting from the loss of bulk urea and sulfur coated urea that was stored at a third-party terminal located adjacent to the Ohio River. Additionally, there was roof and siding damage sustained at the Sebring facility. We continue to evaluate our claims against the warehouse and other possible avenues of assistance and intend to pursue all means available to recoup this loss. Any future recovery will be reported in the period in which the recovery is reasonably certain.

Vendor Contract Termination
      In the fourth quarter of 2004, we informed our supplier of methylene urea fertilizer, KPAC, that the Company will no longer operate under the terms of the Supply Agreement with KPAC. The five-year supply agreement between LESCO and KPAC was entered into in November 2002 and requires the Company to purchase 8,000 tons of methylene urea fertilizer annually from KPAC at a fixed conversion cost of $500 per ton plus the prevailing commodities market prices which were approximately $270 per ton in 2004 (see Item 3. Legal Proceedings for further discussion). Management believes that termination of the agreement will generate an annual, pre-tax savings of more than $2 million over the remaining term of the agreement, which aggregate savings is expected to exceed the $5.2 million cost to exit the supply agreement. We have already secured an alternative, lower-cost source of methylene urea fertilizer from other available market sources with no annual purchase commitments.

General and Administrative Expense:

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
General and administrative expense	$28.3	$29.4	$(1.1)
      General and administrative expense declined by $1.1 million in 2004 to $28.3 million, or 5.0% of net sales, compared to $29.4 million, or 5.6% of net sales, in 2003. The cost savings recognized from tightened expense controls, along with the strategic outsourcing of customer financing to GEBCS in December 2003, have offset the increase in expense related to more stringent governance guidelines (Sarbanes-Oxley Section 404) as well as management bonus and employee insurance/benefits.

Pre-Opening Expense:

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Pre-opening expense	$0.8	$0.6	$0.2
Number of Service Centers opened during the period	27	21	6
      Pre-opening expense increased $0.2 million in 2004 compared to 2003 results. Pre-opening expense remained consistent between years at approximately $29,000 per new Service Center opened as the Company opened 27 new Service Centers in 2004 and 21 in 2003. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, distribution and storage costs, is expensed as incurred.

Other Expense/(Income):

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Early retirement of debt	$—	$2.3	$(2.3)
Loss on sale of accounts receivable	—	4.6	(4.6)
Other expense	0.7	1.1	(0.4)
Other income	(0.5)	(1.5)	1.0

	$0.2	$6.5	$(6.3)

      The decline in other expense is primarily due to the higher severance costs incurred in 2003 associated with a reduction in sales force. A similar reduction did not occur in 2004. The decline in other income predominantly relates to our former joint venture that was sold in the fourth quarter of 2003. The early retirement of debt charges and loss on sale of accounts receivable in 2003 are discussed in the Overview.

Interest Expense:

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Interest expense	$0.7	$4.7	$(4.0)
      Interest expense was dramatically reduced in 2004, which was directly related to the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003. The sale of the portfolio has reduced the year-over-year outstanding borrowings on the revolving credit facility, allowed us to eliminate an interest rate swap agreement at the end of 2003 and retire prior to maturity our industrial revenue bonds in the fourth quarter of 2004. Our improved cash flow allowed us to maintain lower seasonal borrowing levels and minimize the related interest expense. The effective interest rate of borrowings in 2004 was 6.86% versus 6.21% in 2003 as letter of credit fees are included in interest expense. Excluding letter of credit fees, the 2004 effective rate was 5.26%.

Pre-Tax Earnings:

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Loss before taxes	$(5.3)	$(3.6)	$(1.7)
      During 2004, the Company opened 27 Service Center locations to augment the 21 new Service Center openings in 2003. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. Below are the 2004 and 2003 operating results for new Service Centers opened during the last two years:

	For the Year Ended December 31,

	2004			2003

	Class of 2004	Class of 2003		Class of 2003
	(27 Stores)	(21 Stores)	Total	(21 Stores)
(Dollars in thousands)
Sales	$13,834	$18,990	$32,824	$9,827
Cost of product	(9,369)	(13,035)	(22,404)	(6,799)
Distribution cost	(830)	(809)	(1,639)	(441)

Gross profit on sales	3,635	5,146	8,781	2,587
Selling expense	(3,969)	(3,990)	(7,959)	(2,795)
Merchant discount expense	(190)	(264)	(454)	(26)
Pre-opening expense	(770)	—	(770)	(600)

Earnings (loss) before interest and taxes	$(1,294)	$892	$(402)	$(834)

      As a result of the foregoing factors, including the operating results of new Service Centers, the Company had a pre-tax loss of $5.3 million for the year ended December 31, 2004 compared to a pre-tax loss of $3.6 million for the year ended December 31, 2003. Management believes that a more appropriate assessment of LESCO’s 2004 operating results for comparative analysis should exclude the expenses associated with the corporate relocation, hurricane and flood damages, and for the termination of its methylene urea supply contract. Excluding these charges, the Company’s pre-tax income for 2004 was $8.0 million. Additionally, management believes that the comparative 2003 results should exclude the expense associated with the sale of the Company’s accounts receivable to GEBCS and the cost related to the early retirement of debt. When excluding these charges, LESCO’s 2003 pre-tax income was $3.3 million. A reconciliation of our pre-tax results reported in accordance with GAAP, adjusted for these items, follows:

	For the Year Ended December 31,

	2004	2003	Change
(Dollars in thousands)
Pre-tax loss — GAAP	$(5,285)	$(3,637)	$(1,648)
Cost of Inventory markdown — contract termination	799	—	799
Loss on sale of accounts receivables	—	4,626	(4,626)
Early retirement of debt agreement	—	2,333	(2,333)
Corporate relocation expense	6,878	—	6,878
Hurricane/flood expense	1,243	—	1,243
Vendor contract termination	4,404	—	4,404

Adjusted pre-tax earnings — Non-GAAP	$8,039	$3,322	$4,717

Income Taxes and Net Income:

	For the Year Ended
	December 31,

	2004	2003	Change
(Dollars in millions, except per share data)
Loss before income tax (provision) benefit	$(5.3)	$(3.6)	$(1.7)
Income tax (provision) benefit:
Current	(0.3)	1.4	(1.7)
Deferred	2.4	(0.3)	2.7
Change in valuation allowance	(2.4)	(2.8)	0.4

	(0.3)	(1.7)	1.4
Net Loss	$(5.6)	$(5.3)	$(0.3)

Loss per common share:
Diluted	$(0.65)	$(0.63)

Basic	$(0.65)	$(0.63)

      The net loss for 2004 was $5.6 million, or $0.65 per diluted share, compared to a net loss of $5.3 million, or $0.63 per diluted share, for 2003.
      In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. In 2004, the Company adjusted previously estimated federal tax refunds by $0.3 million and increased its valuation allowance an additional $2.4 million.
      For 2004, the impact of the valuation allowance decreased the Company’s income tax benefit, and increased its net loss by $2.4 million, and increased the loss per diluted share by $0.26.
2003 vs. 2002
     Sales:
      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,

	2003			2002			% Change

		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
(Dollars in millions)
Lawn care	$322.1	$66.3	$388.4	$296.0	$77.1	$373.1	8.8%	(14.0)%	4.1%
Golf	29.1	108.5	137.6	23.6	116.7	140.3	23.3	(7.0)	(1.9)

Gross sales	$351.2	$174.8	526.0	$319.6	$193.8	513.4	9.9%	(9.8)%	2.5

Freight revenue			1.5			1.4			7.1
Customer discounts and rebates			(4.0)			(3.1)			29.0

Net sales			$523.5			$511.7			2.3%

     Service Centers: Service Center gross sales reflect sales transacted through our 247 Service Centers in operation as of December 31, 2003, including 21 new Service Centers opened during 2003, and one Service Center closed during 2003 (gross sales in 2003 and 2002 of $0.2 million and $0.5 million, respectively). The total increase of 9.9% includes an increase of 3.1% from new Service Center sales of $9.8 million.
      Other Selling Locations: All other gross sales reflect sales transacted through our direct sales programs and our Stores-on-Wheels. The decrease of 9.8% is attributable to the decline in consumption of our products by the golf industry through these sales channels. This decline was due to the challenges within the industry and the industry experiencing inclement weather during 2003, particularly in the Northeast during the important spring selling season.
      Freight Revenue and Customer Discounts and Rebates: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat as a percentage of sales. Customer discounts and rebates grew from 0.6% of gross sales to 0.8% due to a new contract account which included a rebate program.

Gross Profit on Sales:

	For the Year Ended December 31,

	2003		2002

	Dollars	% of Net Sales	Dollars	% of Net Sales
(Dollars in millions)
Product margin	$173.0	33.0%	$170.4	33.3%
Inventory markdown	—	—	(9.2)	(1.8)
Distribution cost	(47.7)	(9.1)	(44.2)	(8.6)

Gross profit	$125.3	23.9%	$117.0	22.9%

      Our largest single purchased product or raw material is urea, the nitrogen source for blended fertilizers and combination products. Urea represented approximately 7% to 9% of our cost of sales in 2003 and 2002. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Average 2003 urea costs increased approximately 50% over 2002 costs, which negatively affected product margin percentage by an estimated 4.0%. However, through price increases of approximately 1% and other cost of sales reductions, specifically in inventory shrinkage and the cost to blend fertilizer products, we were successful in limiting the deterioration of product margin percentage to 0.3%.
      The inventory markdown in 2002 relates to the inventory product life cycle program we implemented in 2002 which requires all stock keeping units (SKUs) to be identified into one of five categories: active, watch, phase out, discontinued and liquidated. Under the program, the selling price of SKUs identified as discontinued are progressively marked down to zero and liquidated. For financial reporting purposes, the products are marked down to estimated net realizable value when identified as discontinued. In June 2002, in preparation for conversion to the program, we identified 12,000 SKUs for liquidation and recorded a $9.2 million pre-tax markdown charge and subsequently liquidated the markdown product and permanently purged the SKUs from our system.
      In late 2002, we decided to expand our distribution network to support our expected growth in Service Center units, and comparable-sales increases, which added fixed costs to our operations. As such, we opened distribution hubs in Chicago, Atlanta, and Plano, Texas, adding a cumulative 278,116 square feet of warehousing capacity to our distribution network at an average lease cost of $3.21 per square foot. The opening of these incremental hubs resulted in $1.0 million of incremental start-up costs in 2003. Additionally, the incremental fixed costs were not effectively leveraged by the 2.3% increase in net sales. The combination of start-up costs and incremental fixed costs resulted in the 0.5% deterioration in distribution expense leverage.

      Operating Expenses:

	For the Year Ended December 31,

	2003		2002		Change

	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	%	Basis Points
(Dollars in millions)
Selling expense	$84.7	16.2%	$79.0	15.4%	$5.7	7.2%	80 bps
Merchant discounts/ provision for doubtful accounts	3.0	0.6	2.4	0.5	0.6	25.0	10 bps

	$87.7	16.8%	$81.4	15.9%	$6.3	7.7%	90 bps

Selling Expense
      Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $5.7 million predominantly relates to new Service Center operating costs of $2.8 million, incremental direct sales programs of $3.3 million, of which $1.5 million were eliminated on a go forward basis through our workforce reduction in June 2003, and incremental costs of our new point-of-sale system of $1.4 million.

Merchant Discounts and Provision for Doubtful Accounts
      As a percentage of net sales, these expenses remained relatively flat year-over-year. As discussed in the Overview, on December 30, 2003, we sold our trade accounts receivable portfolio to GEBCS for $57 million and entered a private label business credit program agreement with GEBCS. The transaction did not have any significant effect on merchant discounts expense in 2003.

General and Administrative Expense:

	For the Year Ended
	December 31,

	2003	2002	Change
(Dollars in millions)
General and administrative expenses	$29.4	$30.6	$(1.2)
      We continue to analyze all general and administrative expenses and have experienced increases related to Sarbanes-Oxley requirements, insurance costs and sales and use taxes. These increases have been offset by continued reductions in personnel and the elimination of the payment of executive bonuses in 2003. The executive bonus plan is paid based upon the Company achieving specified sales growth, earnings per share and return on invested capital targets, which were not achieved in 2003.

Other Expense/(Income):

	For the Year Ended
	December 31,

	2003	2002	Change
(Dollars in millions)
Early retirement of debt	$2.3	$4.6	$(2.3)
Loss on sale of accounts receivable	4.6	—	4.6
Asset rationalization	—	12.0	(12.0)
Other expense	1.1	3.6	(2.5)
Other income	(1.5)	(0.8)	(0.7)

	$6.5	$19.4	$(12.9)

      The early retirement of debt charges and loss on sale of accounts receivable and asset rationalization charge are discussed in the Overview. The decline in other expense is due to a $2.8 million decrease in severance expense (2003 — $0.7 million vs. 2002 — $3.5 million). The increase in other income predominantly relates to our former joint venture.

Interest Expense:

	For the Year Ended
	December 31,

	2003	2002	Change
(Dollars in millions)
Interest expense	$4.7	$4.9	$(0.2)
      The effective interest rate of borrowings in 2003 was 6.21% versus 6.43% in 2002. Although LIBOR declined approximately 0.5% year-over-year, we were unable to take full advantage of the rate declines due to our interest rate swap agreement which fixed our interest rate at approximately 7.0% on $40.5 million of our borrowings. The interest rate swap was terminated in conjunction with the 2003 refinancing discussed in the Overview.

Income Taxes:
      A reconciliation of our income tax provision (benefit) is as follows:

	For the Year Ended December 31,

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

Net Income:
      Net loss, before the cumulative effect of accounting change, on a GAAP basis was $5.3 million, or $0.63 per diluted share, in 2003 and $12.9 million, or $1.52 per diluted share, in 2002. Excluding charges previously discussed, net income in 2003 was $2.1 million, or $0.23 per diluted share, versus $6.2 million, or $0.70 per diluted share in 2002. The decrease in net income, excluding charges of $4.0 million, is directly attributable to the increases in Operating Expenses as discussed above.
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

      Prior to 2003, Four-Wall P&Ls were not maintained using the current format. To provide comparable segment results, certain allocations, particularly related to distribution expense, were estimated and reflected for 2002 based upon 2003 results.
      We allocate resources, including working, fixed and leased capital, to existing and potential selling locations based upon projected sales and return on invested capital (ROIC). We define ROIC as the percentage calculated by dividing net operating profit after tax (NOPAT) by invested capital. For the Selling segment, we calculate ROIC as follows:

ROIC =	NOPAT/Invested Capital
NOPAT =	Selling Segment Operating Results X 61% (1 - effective tax rate)
Invested Capital =	Accounts Receivable (excluding rebate receivable, see Note 3 to Consolidated Financial Statements); plus
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

Selling Segment Operating Results

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in millions)
Net sales	$561.0	$523.5	$511.7
Cost of product	(390.0)	(363.8)	(347.6)
Distribution cost	(24.5)	(20.7)	(20.3)

Gross profit on sales	146.5	139.0	143.8
Selling expense	(82.0)	(76.6)	(72.9)
Merchant discounts and provision for doubtful accounts	(10.7)	(3.0)	(2.4)
Pre-opening expense	(0.8)	(0.6)	—

EBIT	$53.0	$58.8	$68.5

NOPAT	$32.3	$35.9	$41.8

Invested capital at period end
Accounts receivable	$4.8	$9.9	$59.1
Proforma adjustment for the proceeds from the sale of accounts receivable to GEBCS in 2003	—	56.9	—
Inventory	52.1	46.9	48.8
Property, plant and equipment, net	5.3	5.1	2.4

	$62.2	$118.8	$110.3

ROIC	52.0%	30.2%	37.9%

      The Selling segment’s invested capital for 2003 has been adjusted for the proceeds from the sale of accounts receivable to GEBCS as NOPAT does not reflect the cost of incremental merchant discounts from the GEBCS private label business credit programs. In 2004, the Selling segment was charged for these incremental merchant discounts (see Note 3 to Consolidated Financial Statements). A proforma Selling segment ROIC for 2003 reflecting this estimated charge, as if the sale of accounts receivable to GEBCS had occurred on January 1, 2003, is calculated as follows:

EBIT, as determined above	$58.8
Adjusted for incremental merchant discounts	(7.0)

Adjusted EBIT	$51.8

Adjusted NOPAT	$31.6

Invested capital, as determined above	$118.8
Less: Proceeds from the sale of accounts receivable to GEBCS	(56.9)

Adjusted invested capital	$61.9

Adjusted ROIC	51.1%

Support Segment
      The Support segment includes the operating results and invested capital of all non-selling locations including manufacturing (blending facilities and seed processing plant), distribution hubs (including in-bound freight costs to the distribution hubs), and corporate costs (including corporate management of sales, marketing, customer service, accounting and finance, human resources, information systems, etc.). We believe that these costs are essential to managing the selling locations and to managing a public company, but are not costs that directly translate into incremental sales or positive ROIC. Therefore, resources are only allocated to the Support segment if the result is a net reduction in expenses or the allocation is necessary for the maintenance of facilities, support of the expansion of selling locations, maintaining the corporate structure or is mandated by law or governmental order. Below is the non-GAAP, adjusted ROIC for the Support Segment which excludes various charges recorded in 2004, 2003 and 2002.

Support Segment Operating Results

	For the Year Ended December 31,

	2004	2003	2002

(Dollars in millions)
Net sales	$—	$—	$—
Cost of product(a)	14.2	13.3	6.3
Cost of inventory markdown — contract termination	(0.8)	—	—
Cost of inventory markdown	—	—	(9.2)
Distribution cost(b)	(21.4)	(27.0)	(23.8)

Gross loss on sales	(8.0)	(13.7)	(26.7)
Selling expense(c)	(8.5)	(8.1)	(6.1)
General & administrative expense	(28.3)	(29.4)	(30.6)
Early retirement of debt(d)	—	(2.3)	(4.6)
Loss from sale of accounts receivable(d)	—	(4.6)	—
Asset rationalization(d)	—	—	(12.0)
Corporate relocation expense(d)	(6.9)	—	—
Hurricane/flood expense(d)	(1.2)	—	—
Vendor contract termination(d)	(4.4)	—	—
Other expense(d)	(0.7)	(1.1)	(3.6)
Other income(d)	0.5	1.5	0.8

EBIT	$(57.5)	$(57.7)	$(82.8)

	For the Year Ended December 31,

	2004	2003	2002

(Dollars in millions)
Adjustments(e):
Corporate relocation expense	$6.9	$—	$—
Hurricane/flood expense	1.2	—	—
Vendor contract termination (including cost of inventory markdown)	5.2	—	—
Early retirement of debt	—	2.3	4.6
Loss from sale of accounts receivable	—	4.6	—
Cost of inventory markdown	—	—	9.2
Asset rationalization	—	—	12.0

Adjusted EBIT	$(44.2)	$(50.8)	$(57.0)

Adjusted NOPAT	$(27.0)	$(31.0)	$(34.8)

Invested capital	$73.8	$149.6	$145.3
Less: Selling segment invested capital	(62.4)	(118.8)	(110.3)

Total support segment invested capital	$11.4	$30.8	$35.0

Adjusted ROIC	(236.5)%	(100.6)%	(99.3)%

(a)	Includes various manufacturing and procurement costs reduced by suppliers’ rebates.

(b)	Reflects warehousing expense and freight costs incurred to transport product from manufacturing facilities to hubs.

(c)	Represents corporate costs incurred for marketing, customer service and sales management.

(d)	Includes all other non-selling, miscellaneous income and expense items that are not incurred through the ordinary course of business at the Service Centers, Stores-on-Wheels or direct sales channel.

(e)	Adjusted EBIT and NOPAT for 2004 exclude charges for corporate relocation, expenses related to hurricane and flood damage, and costs associated with the early termination of a vendor supply contract.

(f)	Adjusted EBIT and NOPAT for 2003 exclude charges incurred for the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003 along with the expense associated with the early termination of debt.

(g)	Adjusted EBIT and NOPAT for 2002 exclude charges associated with the rationalization of facilities, the product markdown cost related to eliminating SKUs from the merchandise offering and the expense incurred with the early termination of debt.

      As the Support segment operates at a negative ROIC, the Selling segment must provide an adequate return in order for the Consolidated Company results to generate a positive ROIC. The Selling segment’s results continue to be sufficient to support a positive, adjusted ROIC on a Consolidated basis as reflected below:
Consolidated Operating Results

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in millions)
Net sales	$561.0	$523.5	$511.7
Cost of product	(375.8)	(350.5)	(341.3)
Cost of inventory markdown — contract termination	(0.8)	—	—
Cost of inventory markdown	—	—	(9.2)
Distribution cost	(45.9)	(47.7)	(44.1)

Gross profit on sales	138.5	125.3	117.1
Selling expense	(90.5)	(84.7)	(79.0)
General & administrative expense	(28.3)	(29.4)	(30.6)
Merchant discounts and provision for doubtful accounts	(10.7)	(3.0)	(2.4)
Pre-opening expense	(0.8)	(0.6)	—
Early retirement of debt	—	(2.3)	(4.6)
Loss from sale of accounts receivable	—	(4.6)	—
Asset rationalization	—	—	(12.0)
Corporate relocation expense	(6.9)	—	—
Hurricane/flood expense	(1.2)	—	—
Vendor contract termination	(4.4)	—	—
Other expense	(0.7)	(1.1)	(3.6)
Other income	0.5	1.5	0.8

EBIT	$(4.5)	$1.1	$(14.3)

Adjustments:
Corporate relocation expense	$6.9	$—	$—
Hurricane/flood expense	1.2	—	—
Vendor contract termination (including cost of inventory markdown)	5.2	—	—
Early retirement of debt	—	2.3	4.6
Loss on sale of accounts receivable	—	4.6	—
Cost of inventory markdown	—	—	9.2
Asset rationalization	—	—	12.0

Adjusted EBIT	$8.8	$8.0	$11.5

Adjusted NOPAT	$5.4	$4.9	$7.0

Invested capital
Debt	7.3	21.4	68.4
Equity	66.5	71.3	76.9

Total Invested capital	$73.8	$92.7	$145.3

Adjusted ROIC	7.3%	5.3%	4.8%

Liquidity and Capital Resources
      A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Year Ended
	December 31,

	2004	2003	2002
(Dollars in millions)
Cash provided by (used in) operations	$22.9	$51.9	$(6.5)
Cash used in investing activities	(2.5)	(5.6)	(1.3)
Cash (used in) provided by financing activities	(19.8)	(40.5)	4.1

Increase (decrease) in cash and cash equivalents	$0.6	$5.8	$(3.7)

      In January 2005, the Securities and Exchange Commission issued additional guidance for the reporting of cash flows from the sale of accounts receivable. As such, the cash generated from the sale of our accounts receivable is now reflected in the Operating Activities section of our cash flows statement when, historically, it was reflected in Financing Activities. Below is a reconciliation of GAAP reported cash flows from Operations to a Non-GAAP presentation that excludes the sale of accounts receivable:

	For the Year Ended
	December 31,

	2004	2003
(Dollars in thousands)
Cash provided by operating activities — GAAP	$22,874	$51,890
Less: Cash received for sale of accounts receivable	(5,946)	(56,881)

Adjusted cash provided by (used in) operating activities — non-GAAP	$16,928	$(4,991)

      Working Capital: During 2004 and 2003, we experienced net decreases in working capital of $2.4 and $6.3 million, respectively. With the sale of the accounts receivable portfolio to GEBCS in 2003, we do not expect significant unfavorable changes in our accounts receivable portfolio in the coming periods. In the future, the working capital items that could result in significant uses of cash are increases in inventory and reductions in accounts payable.
      We will merchandise new Service Centers with $150,000 to $200,000 of inventory. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies, along with continued accounts payable leverage, could mitigate the impact of incremental product requirements.
      Accounts payable leverage is summarized as follows:

	For the Year Ended
	December 31,

	2004	2003
(Dollars in millions)
Accounts payable	$56.3	$50.4
Less: Payable to GEBCS	—	(5.8)

Adjusted accounts payable	$56.3	$44.6

Inventory	$100.6	$93.6

Accounts payable leverage	56.0%	47.6%

      Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remained uncollected by GEBCS and secured by the Company. Substantially all of these balances were collected by GEBCS as there were only $14,000 of uncollected receivables at December 31, 2004. As a result, LESCO had a minimal liability to GEBCS at the end of 2004 compared to the 2003 balance of $5.8 million.
      The 56% accounts payable leverage at the end of 2004 was high due to certain year-end inventory purchases that remained fully leveraged at December 31, 2004. We believe that an accounts payable leverage ranging from 45% to 55% is sustainable.
      Interest Payments: As discussed in the Overview, the 2003 refinancing and sale of accounts receivable to GEBCS significantly changed our debt capital structure, which dramatically reduced our interest expense in 2004. We believe that market interest rates will continue to increase during 2005, and we may experience effective rates ranging from 6.0% to 7.0% for the year. We anticipate average revolving credit borrowings of approximately $10.0 million and a related interest expense of approximately $0.7 million in 2005.
      Income Taxes: For internal modeling purposes, we utilize a 39% effective income tax rate. In accordance with GAAP requirements, our deferred tax assets at December 31, 2004 and 2003 are fully reserved. Certain of these unrecognized deferred tax assets, including $0.7 million of Federal net operating loss carryforwards, will be available to offset future income tax liability. After these fully reserved assets are utilized, we anticipate paying income taxes at a 39% effective rate.
      Capital Expenditures: Our 2004 capital expenditures can be summarized as follows:

	For the Year Ended
	December 31,

	2004	2003
(Dollars in millions)
New Service Centers	$1.1	$1.3
Manufacturing facilities and corporate systems	3.2	4.3

	$4.3	$5.6

      We expect to focus our future capital needs primarily on Service Centers. We intend to open 30 to 35 units in 2005, relocate another 20 existing sites to new locations with the intent to increase customer traffic and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and manufacturing facilities. We currently estimate that ongoing, annual capital needs will range from $5 million to $6 million.

Financing Activities
      In the fourth quarter of 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement and buy-back outstanding preferred stock, including accrued dividends.
      The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2004, there was $46.4 million available under the borrowing base formula, $7.3 million was borrowed, with unused capacity of $34.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $4.8 million were outstanding as of December 31, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.
      The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2004.

      LESCO generated approximately $23 million in cash from operations during 2004, a portion of which was utilized to repay $14.1 million of borrowings and invest $4.3 million in property, plant and equipment.
      We believe that the Company’s financial condition continues to be strong. Together, its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets, and borrowing capacity provide adequate resources to fund short-term and long-term operating requirements and future capital expenditures related to Service Center expansion and other projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control.
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
      The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the footnotes to the Consolidated Financial Statements.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Long-term debt obligations	$7.3	$7.3	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	51.8	18.2	22.6	9.3	1.7
Purchase obligations Grass seed(a)	36.8	36.8	—	—	—
Urea(b)	38.9	38.9	—	—	—
Potash(c)	12.2	12.2	—	—	—
Diammonium Phosphate (DAP)(d)	10.4	10.4	—	—	—
Equipment(e)	133.1	60.6	72.5	—	—
Other(f)	11.3	5.2	6.1	—	—

Total purchase obligations	242.7	164.1	78.6	—	—

Total contractual obligations	$301.8	$189.6	$101.2	$9.3	$1.7

(a)	For 2005, the Company is committed to purchase the grass seed crop from approximately 38,000 acres of land at prices to be determined by the prevailing market prices. For presentation purposes, this obligation is estimated based upon 2004 purchases of approximately $31.4 million, adjusted for an expected crop yield increase of approximately 17%.

(b)	For 2005, the Company is committed to purchase 190,000 tons of urea at a fixed price reflecting market prices as of July 30, 2004. The contracted price is $204.50 per ton.

(c)	For 2005, the Company is committed to purchase 68,500 tons of Potash at a fixed price reflecting market prices as of August 27, 2004. The contracted price is in the range of $173.50-$178.50 per ton depending on which LESCO facility the product is to be delivered.

(d)	For 2005, the Company is committed to purchase 40,000 tons of Diammonium Phosphate (DAP) at a fixed price reflecting market prices as of August 27, 2004. The contracted price is in the range of $200-$260 per ton depending on which LESCO facility the product is to be delivered.

(e)	In 2003, the Company sold its investment in Commercial Turf Products, Ltd. to MTD Consumer Group, Inc. Concurrently with the sale, the Company entered into a five-year supply agreement with CTP and MTD requiring minimum annual equipment purchases.

(f)	Other commitments include computer hardware and software maintenance commitments, hardware leases and telecommunications contracts.

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
Revenue Recognition
      We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Sales of consigned inventory were $41.3 million and $38.9 million for the years ended December 31, 2004 and 2003, respectively. Agency commissions included in net sales were $0.5 million and $0 for the years ended December 31, 2004 and 2003, respectively.
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
Inventories
      Inventories are valued principally at the lower of cost (average cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. We have an inventory life cycle program which requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At December 31, 2004, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $6,000. We maintain a reserve for inventory shrink on a specific location basis, based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. At December 31, 2004, a 0.1% change in the rate of inventory shrink would have impacted the reserve for shrink by approximately $200,000.
Income Taxes
      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $6.1 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2004. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.
Impairment of Long-Lived and Intangible Assets
      The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.
      In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all of its goodwill recording a $4.6 million charge, representing the write-off of $7.3 million of goodwill net of a tax benefit of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002.
Accrued Liabilities
      Certain accrued liabilities, including employee health insurance and workers’ compensation, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. A valuation analysis is performed to estimate the accrual required for property and casualty insurance claims expense. Accrued environmental costs are estimated based on the Company’s previous environmental contamination and remediation experience along with site-specific conditions.

Forward Looking Statements
      This Annual Report on Form 10-K and the documents incorporated by reference herein, the Company’s Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events and include, without limitation, the following: any statements regarding future sales and gross profit, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resources, and any statements regarding the Company’s plans to open new Service Centers. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “thinks,” “continues,” “indicates,” “outlook,” “looks,” “goals,” “initiatives,” “projects,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
      The Company’s actual results could differ materially from those stated or implied in the forward-looking statements as a result of, among other things, the following:

•	Weather conditions in North America and, to a lesser extent Europe, which could have a significant impact on the timing of sales in the spring selling season and overall annual sales;

•	Local, state, federal and foreign laws and regulations relating to environmental factors, which could increase the Company’s costs of doing business and limit its ability to introduce new products;

•	Uncertainties relating to general economic, business and industry conditions, including, but not limited to, continued softness in demand in the golf industry and the economy in general which affects consumers’ willingness to use professional landscapers;

•	Changes to the presentation of financial results and position resulting from adoption of new accounting principles or from the advice of the Company’s independent auditors or the staff of the Securities and Exchange Commission;

•	Changes in government regulations or the Company’s failure to comply with those regulations;

•	The costs and other effects of legal and administrative proceedings;

•	Injury to person or property resulting from the Company’s manufacture or sale of products;

•	Competitive factors in the Company’s business, including pricing pressures;

•	Failure to retain or continue to attract senior management or key personnel;

•	Difficulties or delay in the development, production, manufacturing and marketing of new products;

•	Strikes and other labor disruptions;

•	Labor and employee benefit costs;

•	The Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems;

•	The time it takes new Service Centers to reach profitability and the possibility that new Service Centers will not be profitable or as profitable as existing Service Centers;

•	Fluctuations in the Company’s quarterly operating results which have occurred in the past and may occur in the future because of a variety of factors, including the effects of seasonality, changes in the Company’s product mix and new Service Center openings (with their concurrent pre-opening expenses);

•	The Company’s credit facility, which contains restrictive covenants that require the Company to maintain a fixed charge coverage ratio and satisfy other conditions relating to the payment of dividends and leasing activity; the Company’s ability to meet this ratio, which can be affected by events beyond the Company’s control; and the consequences of a breach of any of these covenants, which could result in a default under the Company’s credit facility and as a result of which the lenders could elect to declare the applicable outstanding indebtedness to be immediately due and payable;

•	Lack of availability or instability in the cost of raw materials, such as urea, which affects the costs of certain products;

•	The Company’s ability to impose price increases on customers without a significant loss in revenues;

•	Potential rate increases by third-party carriers which affect the cost of delivery of products;

•	The Company’s ability to consummate a transaction regarding its manufacturing and distribution assets on acceptable conditions;

•	The possibility that the Court could disagree with the Company’s assessment of its liability to its former methylene urea supplier; and

•	Other factors described in this Form 10-K or other documents the Company files with the SEC.
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
      As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We have used derivative financial and other instruments, where appropriate, to manage those risks. We do not enter into transactions for trading or speculative purposes. As of December 31, 2004, we do not have contracts outstanding relative to interest rate risk. We do have certain supply contracts that are discussed further under the heading Contractual Obligations, Commitments and Off Balance Sheet Arrangements of the MD&A.
Item 8.     Consolidated Financial Statements and Supplementary Data
      The following consolidated financial statements of LESCO, Inc. and the reports thereon of KPMG LLP and Ernst & Young LLP, independent auditors, are set forth on the following pages, which are included at the end of this report:

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
      E&Y’s report on the consolidated financial statements of the Company for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.
      In connection with the audit for the fiscal year ended December 31, 2002 and the subsequent interim period through May 14, 2003, there were no disagreements (as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K) between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its report. During the fiscal year ended December 31, 2002 and the subsequent interim period through May 14, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2003 is a copy of E&Y’s letter, dated May 21, 2003, stating that it has no basis for disagreement with the above statements.
      During the fiscal year ended December 31, 2002 and the subsequent interim period through May 14, 2003, neither the Company nor anyone on its behalf consulted KPMG regarding either (i) the application of accounting principles to any specified transaction (completed or proposed) or the type of audit report that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or any reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures
Controls and Procedures
      The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this Annual Report was recorded, processed, summarized and reported on a timely basis.
      During the fourth quarter, management did not identify any significant changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
      Pursuant to the exemption provided by Release No. 50754 issued by the Securities and Exchange Commission on November 30, 2004, the Company has not provided in this Annual Report on Form 10-K a report by the Company’s management on the Company’s internal control over financial reporting (as required by Item 308(a) of SEC Regulation S-K) or the related attestation report of the Company’s public accounting firm (as required by Item 308(b) of SEC Regulation S-K). As permitted by Release No. 50754, the Company intends to provide these reports in an amendment to this Annual Report on Form 10-K to be filed by the Company not later than April 30, 2005.

PART III
Item 10.     Directors and Executive Officers of the Registrant
      Reference is made to the information concerning our directors, members of our Audit Committee and audit committee financial expert set forth under the captions “Election of Directors” and “Business Experience of Nominees for Director” in the Proxy Statement, which information is incorporated herein by reference.
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
Equity Compensation Plan Information

	COL. A	COL. B	COL. C

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Plan Category	and rights	warrants and rights	column (A))

Equity compensation plans approved by security holders	1,272,374	$11.89	568,514
Equity compensation plans not approved by security holders(1)	348,516	10.64	—

Total	1,620,890	$11.62	568,514

(1)	See Note 9 to Consolidated Financial Statements.
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
      Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002
      Consolidated Balance Sheets — December 31, 2004 and 2003
      Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002
      Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements
      The following financial statement schedule is included herewith:
      Schedule II — Valuation and Qualifying Accounts — December 31, 2004, 2003 and 2002
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
      (3) See Exhibit Index following the signature page to this report.
(b) Reports on Form 8-K
      On December 21, 2004, the Company filed a report on Form 8-K relating to the Company’s press release announcing that it would record a fourth quarter charge related to a supply contract.
      On October 29, 2004, the Company filed a report on Form 8-K relating to the Company’s press releases announcing the Company’s losses due to hurricane and flood damage in Florida and Ohio and the Company’s Earnings Release for the third quarter ended September 30, 2004.
(c) Exhibits — See Exhibit Index
(d) Financial Statement Schedule

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts —	Costs		at End
Description	of Period	Expenses	Describe	Incurred		of Period

Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for discontinued inventory	$222,000	$363,000		$(319,000	)(1)	$266,000
Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for discontinued inventory	$1,034,000	$64,000		$(876,000	)(1)	$222,000
Year Ended December 31, 2002:
Deducted from assets accounts — Reserve for discontinued inventory	$1,837,000	$9,875,000		$(10,678,000	)(1)	$1,034,000

(1)	Reserve is reduced as discontinued inventory is sold or is otherwise disposed. See Note 2 to Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to
	Beginning	Costs	Charged to			Balance at
	of	and	Other Accounts —	Costs		End of
Description	Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,886,000	$677,000		$(2,733,000	)(2)	$2,830,000
Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,980,000	$2,140,000		$(2,234,000	)(2)	$4,886,000
Year Ended December 31, 2002:
Reserve for uncollectible trade receivables	$4,370,000	$2,243,000		$(1,633,000	)(2)	$4,980,000

(2)	Reserve is reduced as account balances are written-off throughout the year. See Note 2 to Consolidated Financial Statements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, Inc.

By	/s/ Michael P. DiMino

Michael P. DiMino
President and Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. DiMino Michael P. DiMino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Ronald Best Ronald Best	Director	March 16, 2005

/s/ Robert F. Burkhardt Robert F. Burkhardt	Director	March 16, 2005

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director and Chairman of the Board	March 16, 2005

/s/ Michael E. Gibbons Michael E. Gibbons	Director	March 16, 2005

/s/ Enrique Foster Gittes Enrique Foster Gittes	Director	March 16, 2005

/s/ Lee C. Howley Lee C. Howley	Director	March 16, 2005

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 16, 2005

/s/ R. Lawrence Roth R. Lawrence Roth	Director	March 16, 2005

LESCO, INC.
Form 10-K
EXHIBIT INDEX

Exhibit
Number		Description of Document

3	(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).
3	(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4	(a)	Specimen certificate for the Registrant’s Common Shares (included as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-90900) and incorporated herein by reference).
4	(b)	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4	(c)	Revolving Credit and Security Agreement dated December 30, 2003 by and among PNC Bank, National Association, as agent, and the Registrant, LESCO Services, Inc., LESCO Technologies, LLC and Aim Lawn & Garden Products Inc.
*10	(a)	1992 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(b)	Consulting Agreement by and between the Registrant and Robert F. Burkhardt (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(c)	2000 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(d)	2000 Broad Based Stock Option Plan, as amended and restated (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(e)	Employment Agreement by and between LESCO and Michael P. DiMino, dated February 23, 2004 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(f)	Employment Agreement by and between LESCO and Jeffrey L. Rutherford (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(g)	Amended and Restated Retention Agreement by and between the Registrant and Michael P. DiMino, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(h)	Amended and Restated Retention Agreement by and between the Registrant and Jeffrey L. Rutherford, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(i)	Retention Agreement by and between LESCO and Steven E. Cochran, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(j)	Retention Agreement by and between LESCO and Bruce K. Thorn, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
10	(k)	Portfolio Purchase and Sale Agreement, by and among LESCO Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).

Exhibit
Number		Description of Document

10	(l)	Private Label Business Credit Program Agreement by and among LESCO, Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(m)	First Amendment to Private Label Business Credit Program Agreement, dated December 29, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(n)	Assignment & Assumption of Lease (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
10	(o)	Consent of Landlord’s Lender (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
*10	(p)	LESCO Bonus Plan (included as an exhibit to the Registrant’s Form 8-K report dated March 3, 2005 and incorporated herein by reference).
*10	(q)	Form of Restricted Stock Award Agreement
14		Code of Ethics.
21		Subsidiaries of the registrant.
23	(a)	Consent of KPMG LLP Independent Registered Public Accounting Firm.
23	(b)	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.
31	(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31	(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LESCO, Inc.,
To the Board of Directors and Shareholders
      We have audited the accompanying consolidated balance sheet of LESCO, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for the years ended December 31, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying consolidated financial statements and financial statement schedule of LESCO, Inc. as of December 31, 2002, were audited by other auditors whose report, dated February 1, 2003, on those statements was unqualified and included an explanatory paragraph that described the adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, effective January 1, 2002 discussed in Note 2 to the consolidated financial statements.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LESCO, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
March 11, 2005
Cleveland, Ohio

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LESCO, Inc.
Board of Directors and Shareholders LESCO, Inc.
      We have audited the accompanying consolidated balance sheet of LESCO, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) as it relates to information as of December 31, 2002 and for the year then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LESCO, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as it relates to information as of December 31, 2002 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 1, 2003

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands, except per share data)
Net sales	$561,041	$523,489	$511,705
Cost of product	(375,896)	(350,476)	(341,268)
Cost of inventory markdown — contract termination (Note 15)	(799)	—	—
Cost of inventory markdown (Note 4)	—	—	(9,225)
Distribution cost	(45,844)	(47,669)	(44,201)

Gross profit on sales	138,502	125,344	117,011
Selling expense	(90,505)	(84,713)	(78,987)
General & administrative expense	(28,326)	(29,389)	(30,591)
Corporate relocation expense (Note 12)	(6,878)	—	—
Hurricane/flood expense	(1,243)	—	—
Vendor contract termination (Note 15)	(4,404)	—	—
Merchant discounts and provision for doubtful accounts	(10,758)	(3,045)	(2,363)
Early retirement of debt (Note 6)	—	(2,333)	(4,550)
Loss from sale of accounts receivable (Note 3)	—	(4,626)	—
Asset rationalization (Note 13)	—	—	(12,044)
Pre-opening expense	(770)	(601)	—
Other expense	(664)	(1,065)	(3,627)
Other income	508	1,521	812

Earnings (loss) before interest and taxes	(4,538)	1,093	(14,339)
Interest expense, net	(747)	(4,730)	(4,899)

Loss before taxes and cumulative effect of accounting change	(5,285)	(3,637)	(19,238)
Income tax (provision) benefit:
Current	(340)	1,452	6,376
Deferred	2,363	(270)	—
Change in valuation allowance	(2,363)	(2,816)	—

	(340)	(1,634)	6,376

Loss before cumulative effect of accounting change	(5,625)	(5,271)	(12,862)
Cumulative effect of accounting change for goodwill charge,
net of tax benefit of $2,735 (Note 2)	—	—	(4,597)

Net loss	$(5,625)	$(5,271)	$(17,459)

Loss per common share before cumulative effect of accounting change:
Diluted	$(0.65)	$(0.63)	$(1.52)

Basic	$(0.65)	$(0.63)	$(1.52)

Cumulative effect of accounting change per diluted common share	—	—	(0.54)

Loss per common share
Diluted	$(0.65)	$(0.63)	$(2.06)

Basic	$(0.65)	$(0.63)	$(2.06)

Average number of common shares and common share equivalents outstanding:
Diluted	8,696,356	8,550,414	8,519,789

Basic	8,696,356	8,550,414	8,519,789

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003
(Dollars in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$8,101	$7,505
Accounts receivable	16,931	19,278
Inventories	100,582	93,580
Other	3,126	6,980

TOTAL CURRENT ASSETS	128,740	127,343
Property, plant and equipment, net	26,019	31,481
Other	1,234	2,541

	$155,993	$161,365

CURRENT LIABILITIES:
Accounts payable	$56,371	$50,431
Accrued liabilities	24,184	18,069
Revolving credit facility	7,303	15,513
Current portion of debt	—	28

TOTAL CURRENT LIABILITIES	87,858	84,041
Long-term debt	—	5,875
Deferred — other	1,612	179

TOTAL LIABILITIES	89,470	90,095
SHAREHOLDERS’ EQUITY:
Common shares — without par value — 19,500,000 shares authorized; 8,697,194 shares issued and outstanding at December 31, 2004; 8,668,914 shares issued and outstanding at December 31, 2003	870	867
Paid-in capital	34,846	34,619
Retained earnings	31,637	37,262
Unearned compensation	(830)	(1,478)

TOTAL SHAREHOLDERS’ EQUITY	66,523	71,270

	$155,993	$161,365

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)
OPERATING ACTIVITIES:
Net loss before cumulative effect of accounting change	$(5,625)	$(5,271)	$(12,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,289	7,724	8,483
Amortization of deferred financing fees and other	168	1,043	1,062
Asset rationalization expense	—	—	12,044
Inventory markdown (Note 15)	799	—	9,225
Early retirement of debt expense (Note 6)	—	2,333	4,550
Loss from sale of accounts receivable (Note 3)	—	4,626	—
Loss on sale/disposal of fixed assets	658	313	93
Deferred income taxes	—	2,351	(2,977)
Increase in accounts receivable	(3,599)	(14,353)	(1,653)
Sale (purchase) of accounts receivable	5,946	56,881	(31,200)
Provision for uncollectible accounts receivable	—	2,140	2,243
Increase in inventories	(7,801)	(6,743)	(3,066)
Increase in accounts payable	11,853	2,112	2,868
Amortization of unearned compensation	607	87	—
Decrease (increase) in current income tax	3,961	(669)	390
Increase (decrease) in other items	8,618	(684)	4,258

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,874	51,890	(6,542)
INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	1,822	—	1,387
Purchase of property, plant and equipment	(4,345)	(5,580)	(2,660)

NET CASH USED IN INVESTING ACTIVITIES	(2,523)	(5,580)	(1,273)
FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	(5,913)	9,866	(11,276)
Proceeds from borrowings	647,187	604,183	622,703
Reduction of borrowings	(661,300)	(651,194)	(605,387)
Exercised stock options, net of treasury shares	271	23	101
Deferred financing fees	—	(416)	(2,000)
Payment to terminate interest rate swap	—	(1,248)	—
Repurchase of preferred stock	—	(1,739)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,755)	(40,525)	4,141

Net change in cash and cash equivalents	596	5,785	(3,674)
Cash and cash equivalents — Beginning of the period	7,505	1,720	5,394

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$8,101	$7,505	$1,720

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(776)	$(5,579)	$(4,351)

Income taxes refunded (paid)	$3,575	$68	$(19)

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Shares		Common Shares						Other
					Paid-in	Retained	Treasury	Unearned	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Shares	Compensation	Loss	Total
(Dollars in thousands)
Balance at January 1, 2002	—	$—	8,628,563	$863	$34,800	$60,208	$(1,263)	$(692)	$—	$93,916
Exercise of stock options	—	—	9,000	1	101	—	—	—	—	102
Forfeiture of restricted stock	—	—	—	—	—	—	(692)	692	—	—
Issuance of preferred stock	1,523	1,523	—	—	—	—	—	—	—	1,523
Preferred stock dividend	107	107	—	—	—	(107)	—	—	—	—
Change in value of interest rate swap	—	—	—	—	—	—	—	—	(1,149)	(1,149)
Net loss	—	—	—	—	—	(17,459)	—	—	—	(17,459)

Balance at December 31, 2002	1,630	$1,630	8,637,563	$864	$34,901	$42,642	$(1,955)	$—	$(1,149)	$76,933
Exercise of stock options	—	—	15,000	1	109	—	—	—	—	110
Issuance of restricted stock	—	—	16,351	2	(391)	—	1,955	(1,565)	—	1
Amortization of unearned compensation related to restricted stock	—	—	—	—	—	—	—	87	—	87
Preferred stock dividend	109	109	—	—	—	(109)	—	—	—	—
Repurchase of preferred stock	(1,739)	(1,739)	—	—	—	—	—	—	—	(1,739)
Change in value of interest rate swap	—	—	—	—	—	—	—	—	228	228
Termination of interest rate swap	—	—	—	—	—	—	—	—	921	921
Net loss	—	—	—	—	—	(5,271)	—	—	—	(5,271)

Balance at December 31, 2003	—	$—	8,668,914	$867	$34,619	$37,262	$—	$(1,478)	$—	$71,270
Exercise of stock options	—	—	33,500	4	268	—	—	—	—	272
Issuance of restricted stock	—	—	14,780	1	197	—	—	(199)	—	(1)
Forfeiture of restricted stock	—	—	(20,000)	(2)	(238)	—	—	240	—	—
Amortization of unearned compensation related to restricted stock	—	—	—	—	—	—	—	607	—	607
Net loss	—	—	—	—	—	(5,625)	—	—	—	(5,625)

Balance at December 31, 2004	—	$—	8,697,194	$870	$34,846	$31,637	$—	$(830)	$—	$66,523

      Comprehensive loss is as follows:

	For the Year Ended
	December 31,

	2004	2003	2002
(Dollars in thousands)
Net loss	$(5,625)	$(5,271)	$(17,459)
Change in value of interest rate swap	—	228	(1,149)
Termination of interest rate swap	—	921	—

Comprehensive loss	$(5,625)	$(4,122)	$(18,608)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Description of Business and Segment Information
      LESCO, Inc. (“LESCO” or “The Company”) is the largest provider of products for the professional turf care segment of the green industry. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed and equipment. The Company distributes products through 274 Service Centers, 72 Stores-on-Wheels, 74 direct sales representatives and other direct sales efforts. The Company operates eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant.
      Segment Information: The Selling and Support segments reported below are the segments of the Company for which separate information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
      The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location. These Four-Wall P&Ls include the sales and cost of product and operating expenses necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense and the portion of merchant discounts and provision for doubtful accounts not previously charged to the Four-Wall P&Ls.
      Prior to 2003, Four-Wall P&Ls were not maintained using the current format. To provide comparable segment results, certain allocations, particularly related to distribution expense, were estimated and reflected for 2002 based upon 2003 results.
      The Support segment represents the operating results and invested capital of all non-selling locations including manufacturing facilities (blending facilities and seed processing plant), distribution hubs and the corporate office.

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)
Net sales
Selling	$561,041	$523,489	$511,705
Support	—	—	—

	$561,041	$523,489	$511,705

Earnings (loss) before interest and taxes
Selling	$52,961	$58,846	$68,511
Support	(57,499)	(57,753)	(82,850)

	$(4,538)	$1,093	$(14,339)

Capital expenditures
Selling	$1,263	$3,249	$304
Support	3,082	2,331	2,356

	$4,345	$5,580	$2,660

Depreciation expense
Selling	$1,118	$750	$832
Support	6,171	6,974	7,651

	$7,289	$7,724	$8,483

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)
Intangible asset amortization expense
Selling	$—	$—	$—
Support	168	1,043	1,062

	$168	$1,043	$1,062

Identifiable assets
Selling	$71,644	$70,392	$113,238
Support	84,349	90,973	91,494

	$155,993	$161,365	$204,732

Note 2.	Summary of Significant Accounting Policies
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
      Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less. Cash equivalents include accounts receivable from multi-purpose credit programs, such as American Express, Visa and MasterCard, and from the private label business credit program with GE Capital Financial Inc. (Note 3). Cash equivalents are carried at cost, which approximates fair value.
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
      Inventories: Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased at time of sale while, concurrently, cost of product is recognized. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. A markdown reserve is provided for markdown of inventory to net realizable value. Reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location’s last physical inventory, a reserve for estimated shrinkage is provided based on various factors including sales volume and the Company’s historical shrink results.
      Income Taxes: The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards

No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $6.1 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2004 and $3.7 million at December 31, 2003. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company should have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 for additional information regarding income taxes.
      Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over three to 12 years. Leasehold improvements are depreciated over the life of the initial lease term, which typically is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized.
      Impairment of Long-Lived Assets: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.
      In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company determined that goodwill impairment existed. The impairment loss was measured by evaluating the fair value of the goodwill using discounted cash flow appraisal models. These models indicated that the goodwill of $7.3 million was fully impaired. Upon the adoption of SFAS 142, the Company wrote off all its goodwill recording a $4.6 million charge, which is the write-off of the $7.3 million of goodwill net of a tax benefit of $2.7 million, as a cumulative effect of accounting change as of January 1, 2002.
      Accrued Liabilities: Certain accrued liabilities, including employee health insurance and workers’ compensation, are estimated based on historical experience and lag analysis due to the difference between the time the expense is incurred and when the expense is paid. A valuation analysis is performed to estimate the accrual required for property and casualty insurance claims expense. Accrued environmental costs are estimated based on the Company’s previous environmental contamination and remediation experience along with site-specific conditions.
      Advertising: Advertising costs are expensed as incurred. There were no amounts capitalized as of December 31, 2003 and 2002. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Advertising expense, net of vendor reimbursements, was $2,987,000, $2,537,000, and $1,830,000 for fiscal years 2004, 2003 and 2002, respectively. Net advertising expense is included in selling expense.
      Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated their fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments.

      Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net loss, less the preferred dividend, if any, by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year utilizing the treasury stock method for stock options. Common equivalent shares are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.
      A reconciliation of net loss applicable to common stock and the weighted average number of common and common equivalent shares outstanding is as follows:

	For the Year Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Net loss	$(5,625)	$(5,271)	$(17,459)
Preferred stock dividend	—	(109)	(107)

Net loss applicable to common stock	$(5,625)	$(5,380)	$(17,566)

Weighted average number of common shares outstanding (basic)	8,696,356	8,550,414	8,519,789
Weighted average dilutive stock options	—	—	—

Weighted average number of common and common equivalent shares outstanding (diluted)	8,696,356	8,550,414	8,519,789

      Weighted average stock options of 246,850 for the year ended December 31, 2004, and 139,569 and 192,391 for 2003 and 2002, respectively, were excluded from the dilutive EPS calculation because they were anti-dilutive due to net losses.
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
      The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	For the Year Ended December 31,

	2004	2003	2002

(Dollars in thousands, except per share data)
Net loss as reported	$(5,625)	$(5,271)	$(17,459)
Less: stock option expense	(499)	(627)	(1,051)

Pro forma net loss	$(6,124)	$(5,898)	$(18,510)

Loss per diluted share
As reported	$(0.65)	$(0.63)	$(2.06)
Pro forma	$(0.70)	$(0.69)	$(2.17)
Loss per basic share
As reported	$(0.65)	$(0.63)	$(2.06)
Pro forma	$(0.70)	$(0.69)	$(2.17)
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

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	December 31,

	2004	2003	2002

Risk-free interest rate	3.20%	1.12%	4.25%
Expected years until exercise	4 years	4 years	4 years
Expected stock volatility	51.7%	50.0%	37.0%
Dividend yield	0.0%	0.0%	0.0%
      The risk-free interest rate for 2004 was based on a five-year treasury bill rate.

Recently Issued Accounting Pronouncements:
      SFAS 153: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and amends APB No. 29, Accounting for Nonmonetary Transactions. This statement is effective for LESCO beginning with its third fiscal quarter in 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations or financial position.
      SFAS 151: In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs — An Amendment of ARB No. 43, Chapter 4 “Inventory Pricing”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under ARB No. 43. This statement is effective for LESCO beginning with its third fiscal quarter in 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.
      SFAS 123: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123 — revised), Share-Based Payments. This statement is a revision of FASB No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective for LESCO beginning with its third fiscal quarter in 2005. The adoption of SFAS 123(R) is expected to result in stock option expense of approximately $0.5 million in 2005.
      Reclassifications: Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Note 3.	Accounts Receivable
      Accounts receivable consist of the following:

	December 31,

	2004	2003
(Dollars in thousands)
Supplier rebate programs	$12,139	$9,328
Trade receivables
Recourse	14	5,751
Owned — domestic	4,477	6,798
Owned — international	1,848	1,578
Other	1,283	709
Allowance for doubtful accounts	(2,830)	(4,886)

	$16,931	$19,278

      The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product.
      On December 30, 2003, the Company sold a majority of its trade accounts receivable portfolio to GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for cash proceeds of approximately $57 million. The transaction resulted in a pre-tax charge of $4.6 million.
      Concurrently with the sale, the Company and GEBCS entered a private label business credit program agreement (Credit Agreement). Under the Credit Agreement, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statement of Operations (Note 11). GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit losses. The Credit Agreement has a five-year term with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.
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
      GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. Therefore, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) are recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. Sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheet. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	December 31,

	2004	2003
(Dollars in thousands)
Total recourse account balances	$4,679	$5,751
Accounts owned by GEBCS	(4,665)	—

Recourse receivables owned by LESCO	$14	$5,751

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

Note 4.	Inventories
      Inventories consist of the following:

	December 31,

	2004	2003
(Dollars in thousands)
Finished goods and purchased inventories
Selling locations	$52,063	$46,858
Distribution hubs and plants	35,119	36,069
Capitalized procurement, warehousing and distribution costs	8,512	6,681
Less: Markdown, shrink and vendor discount reserves	(3,338)	(1,563)
Inventory held on consignment	(6,919)	(5,832)

	85,437	82,213
Raw Materials	15,145	11,367

	$100,582	$93,580

      Inventories are valued at the lower of cost (average cost method) or market. Consignment inventory is considered purchased at time of sale while, concurrently, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.
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
      During the second quarter of 2004, the Company sold its Avon Lake, Ohio distribution facility for $1.5 million in cash. Based on the remaining net book value of the assets sold, this resulted in a loss on sale of less than $0.1 million. The distribution operations for customer orders previously fulfilled from the Avon Lake facility were transferred to a third party logistics provider based in Columbus, Ohio.
      The Company currently retains certain properties of demised operations that are being held for sale. There is no value recorded as an asset for these properties. All future costs incurred to prepare these sites for sale, including environmental testing and environmental remediation costs will be capitalized up to the realizable market value of each respective property. Assets held for sale of $274,000 were sold in 2004 incurring a $264,000 loss on sale.

      Property, plant and equipment, net consists of the following:

	December 31, 2004			December 31, 2003

	Selling			Selling
	Locations	Support	Total	Locations	Support	Total

(Dollars in thousands)
Land	$—	$600	$600	$—	$834	$834
Buildings and improvements	1,533	19,150	20,683	1,391	21,174	22,565
Machinery and equipment	4,177	20,459	24,636	3,746	20,549	24,295
Furniture and fixtures	6,783	29,334	36,117	6,262	29,636	35,898

Subtotal	12,493	69,543	82,036	11,399	72,193	83,592
Less: Accumulated depreciation	(7,171)	(48,846)	(56,017)	(6,324)	(45,787)	(52,111)

Property, plant and equipment, net	$5,322	$20,697	$26,019	$5,075	$26,406	$31,481

      Depreciation expense is included in the following:

	December 31,

	2004	2003	2002

(Dollars in thousands)
Cost of product	$2,012	$2,596	$3,783
Distribution cost	838	629	443
Selling expense	1,118	750	832
General and administrative expense	3,321	3,749	3,425

Total	$7,289	$7,724	$8,483

Note 6.	Borrowings
      Borrowings consist of the following:

	December 31,

	2004	2003

(Dollars in thousands)
Current:
Revolving credit facility	$7,303	$15,513
Current portion of long-term debt	—	28

	$7,303	$15,541

Long-term:
Industrial revenue bonds	$—	$5,875
Other debt	—	28
Less: current portion	—	(28)

	$—	$5,875

Revolving Credit Facility
      On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. Borrowings under the Facility were used to retire the prior credit facility, including a term loan, buy-out an interest rate swap agreement for $1.2 million and buy-back outstanding preferred stock, including accrued dividends, for $1.7 million.
      The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The

Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2004, there was $46.4 million available, with unused capacity of $34.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $4.8 million were outstanding as of December 31, 2004. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.
      The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowing under the Facility as of December 31, 2004 was 5.25%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2004. The amount of deferred financing charges associated with the Facility included in prepaid and other non-current assets as of December 31, 2004 was $327,000, which will be amortized to expense over the three-year term of the facility.
      Outstanding letters of credit issued under the Facility were as follows as of December 31, 2004:

(Dollars in thousands)
Insurance programs	$4,528
Other	250

$4,778

      Under the credit facility, the Company may distribute stock dividends or redeem common shares up to $15 million in the aggregate over the term of the agreement provided that the Company maintains certain covenants. Among these covenants are requirements to maintain at least $5 million of available, undrawn borrowing capacity (and up to $10 million for various periods during the year) along with a certain fixed charge coverage ratio and a net worth requirement.
      The prior credit facility, which was retired concurrently with the entering of the Facility, was a $122.3 million senior secured credit facility, including a $115.0 million revolving credit facility and a term loan of original principal of $7.3 million, bearing interest at LIBOR plus 2.75% to 3.00%.

Industrial Revenue Bonds
      The Company paid off $5.9 million of industrial revenue bonds outstanding related to its Martins Ferry, Ohio facility on December 3, 2004. The bonds were to mature in 2014. The bonds were secured by property and equipment and backed by a letter of credit of $6.2 million.

Interest Rate Swap Agreement
      In conjunction with the signing of the prior credit facility, the Company entered into a three-year, $40.5 million notional amount interest rate swap agreement (the Swap) which was scheduled to expire in January 2005. The Swap converted existing variable-rate payments (based on LIBOR or prime rates), plus applicable borrowing margins of 2.75% to 3.00%, to a 4.2% fixed-rate plus applicable borrowing margin of 2.75% to 3.00%. In December 2003, the Swap was terminated in conjunction with the entering of the Facility through a $1.2 million payment which is included in the “early retirement of debt” caption in the consolidated financial statements in the December 31, 2003 results.

Preferred Shares
      In conjunction with its 2002 refinancing, the Company issued $1.5 million of Preferred Shares with a non-income tax deductible, 7% payment-in-kind annual dividend. In conjunction with entering the Facility in December 2003, these Preferred Shares were repurchased for $1.7 million.

Fair Market Value
      The carrying amount of the Company’s borrowings approximates fair market value based upon consideration of current market rates.

Note 7.	Income Taxes
Income Tax (Provision) Benefit:

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)
Current:
Income tax (provision) benefit:
Federal	$(340)	$1,411	$4,965
State	—	41	131

Total current taxes	(340)	1,452	5,096
Deferred taxes	2,363	(270)	2,169
Valuation allowance	(2,363)	(2,816)	(889)

Total income tax (provision) benefit	$(340)	$(1,634)	$6,376

Reconciliation of Effective Income Tax Rate:

	For the Year Ended December 31,

	2004	2003	2002
(In percentages)
Income tax at statutory rate	34.0%	34.0%	34.0
State and local income taxes, net of federal income tax	—	1.1	4.7
Other	4.3	(2.6)	(1.0)

Subtotal	38.3	32.5	37.7
Change in valuation allowance	(44.7)	(77.4)	(4.6)

Income tax (provision) benefit	(6.4)%	(44.9)%	33.1%

Components of Deferred Tax Assets and Liabilities:

	December 31,

	2004	2003
(Dollars in thousands)
Deferred Tax Assets
Allowance for doubtful accounts	$1,104	$1,906
Accrued compensation	572	721
Accrued employee benefits	547	591
Accrued insurance	522	401
Accrued sales tax	287	—
Net operating loss carryforward — federal	683	1,682
Net operating loss carryforward — state	889	889
Goodwill	1,952	2,212
Asset rationalization reserve	3,806	410
Deferred rent	278	—
Other	366	131

Total deferred tax assets	11,006	8,943
Deferred Tax Liabilities
Inventory	(2,269)	(1,780)
Prepaid expenses	(783)	(587)
Depreciation	(1,886)	(2,871)

Total deferred tax liabilities	(4,938)	(5,238)
Valuation allowance	(6,068)	(3,705)

Total	$—	$—

      As of December 31, 2004, the Company had net operating loss carryforwards of $2.0 million for Federal income tax reporting purposes of which the tax effect of $683,000 is recorded as a deferred tax asset. These federal carryforwards will expire in varying amounts, if unused, in years 2005 through 2011.
      The Company has state net operating losses which will be available to offset future taxable income. The Company has recorded a deferred tax asset of $889,000 at December 31, 2004 and 2003. These state carryforwards will expire in varying amounts, if unused, in years 2006 through 2023. In 2002, as a result of the recent losses, the Company became uncertain whether a benefit would be realized from the state net operating losses. As a result, the Company recorded a full valuation allowance against its recorded state net operating loss deferred tax asset in 2002.
      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, the Company considers historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $6.1 million and $3.7 million has been recorded at December 31, 2004 and 2003, respectively, to fully reserve for the Company’s net deferred tax assets.

Note 8.	Defined Contribution Retirement Plan
      The Company maintains a defined contribution retirement plan (the Plan) for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the

Plan. Participants have several investment options available including investing in stock of the Company. The Plan does not require participants to invest their contribution or the Company’s matching contribution in the stock of the Company. At December 31, 2004, approximately 16.4% of the Plan’s assets, at market value, were invested in the Company’s stock. Company contributions to the plan were $1,157,000, $1,215,000 and $1,220,000 for 2004, 2003 and 2002, respectively.

Note 9.	Stock Incentive Plans
      Stock Based Compensation: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At December 31, 2004, there were 568,514 shares reserved for future grants, consisting of 357,313 under the 1992 and 2000 Stock Incentive plans, 116,201 under the 2000 Broad-Based Stock Option Plan and 95,000 under the 1995 Directors’ Stock Option Plan. Options issued pursuant to any of the Company’s plans have exercisable periods ranging from six to 10 years at an option price equal to the fair market value on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans at an exercise price equal to fair market value in connection with the employment of key employees. There are 348,516 outstanding stock options that have been issued outside of the plans.
      Tax benefits of $46,000 and $17,000 for 2004 and 2003, respectively, from the exercise of stock options were not recorded as their ultimate realizability is not assured. In 2002, there was no tax benefit related to the exercise of stock options. These benefits will be recorded when they are realized. The following table summarizes the changes in the outstanding stock options for the year ended December 31:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning year	1,850,622	$11.87	2,033,912	$11.12	1,602,270	$14.82
Granted	76,000	12.40	75,000	11.74	801,025	9.96
Exercise	(33,500)	8.12	(15,000)	7.33	(9,000)	11.33
Canceled/forfeited	(272,232)	13.85	(243,290)	15.44	(360,383)	15.40

Outstanding — end of year	1,620,890	$11.62	1,850,622	$11.87	2,033,912	$11.12

Exercisable — end of year	1,438,991	$11.49	1,497,886	$12.06	1,409,885	$10.96
Reserved for future grants	568,514		359,851		297,061
      The following table summarizes information about stock options outstanding as of December 31, 2004:

			Weighted	Weighted
			Average	Average
	Options	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Exercisable	Price	Life

$0 to $10.00	644,183	644,183	$8.17	5.2 years
$10.01 to $15.00	760,707	578,808	12.18	7.1 years
$15.01 to $20.00	188,250	188,250	16.59	4.3 years
$20.01 and above	27,750	27,750	22.33	3.3 years

	1,620,890	1,438,991	$11.49	5.9 years

      The Company granted 14,780 restricted stock units in 2004 from new issuances. These units fully vest one year from the date of grant. In 2003, LESCO granted 130,000 restricted stock units to certain executives of which 113,649 shares were issued from treasury shares and 16,351 from new issuances. The units vest 100% three years from the grant date and are forfeited if the grantee terminates employment prior to vesting. The

Company recorded $607,000 and $87,000 of compensation expense related to the restricted stock units for 2004 and 2003, respectively.
      The weighted average fair values of options at their grant date during 2004, 2003 and 2002 were $5.36, $5.07 and $3.00, respectively.

Note 10.	Detail of Certain Balance Sheets Accounts

	December 31,

	2004	2003
(Dollars in thousands)
Other current assets:
Income tax refund receivable	$—	$3,740
Other prepaids	1,426	1,548
Prepaid insurance	1,513	1,033
Notes receivable	187	385
Assets held for sale	—	274

	$3,126	$6,980

Other non-current assets:
Notes receivable	$443	$1,466
Store deposits	550	572
Deferred financing charges	172	416
Miscellaneous deposits	69	87

	$1,234	$2,541

Accounts payable:
Account payable	50,519	32,744
Overdraft balances	5,838	11,936
Accounts payable to GEBCS for recourse accounts receivable (Note 3)	14	5,751

	$56,371	$50,431

Accrued liabilities:
Accrued non-income taxes	3,043	3,510
Commissions	6,008	2,650
Salaries and wages	469	1,918
Insurance — hospitalization and workers’ compensation	2,794	2,383
Asset rationalization (Note 13)	450	1,050
Insurance — property and casualty	1,897	1,028
Severance (Note 13)	209	532
Vendor contract termination	3,287	—
Other	6,027	4,998

	$24,184	$18,069

Note 11.	Detail of Certain Statements of Operations Accounts

	For the Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)
Net sales:
Gross sales	$565,545	$526,041	$513,451
Agency sales	(2,156)	—	—
Freight revenue	1,427	1,536	1,422
Customer discounts and rebates	(3,775)	(4,088)	(3,168)

	$561,041	$523,489	$511,705

Merchant discounts and provisions for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$1,771	$1,510	$1,091
Private label business credit programs	6,212	100	—
Private label promotional discounts	2,271	202	—
Provision for doubtful accounts	—	2,140	2,243
Customer finance revenue	(307)	(1,860)	(1,822)
Other	811	953	851

	$10,758	$3,045	$2,363

Other expense:
Severance (Note 13)	$393	$728	$3,523
Loss on sale/disposal of fixed assets	244	313	93
Other	27	24	11

	$664	$1,065	$3,627

Other income:
Joint venture income (Note 14)	$—	$848	$164
Vendor payment discounts	357	651	533
Other	151	22	115

	$508	$1,521	$812

Note 12.	Commitments and Contingencies
      The Company leases certain operating facilities and equipment. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments. Total rent expense for 2004, 2003 and

2002 was approximately $23,055,000, $20,445,000 and $20,264,000, respectively. Future minimum lease payments are as follows:

	Selling
	Locations	Support	Total
(Dollars in thousands)
Years Ended December 31,
2005	$13,130	$5,102	$18,232
2006	9,880	3,100	12,980
2007	7,168	2,486	9,654
2008	4,392	1,860	6,252
2009	1,984	1,041	3,025
Thereafter	1,083	597	1,680

	$37,637	$14,186	$51,823

      The Company has various contractual commitments for the purchase of product and commodities, including:

•	For 2005, the purchase of the grass seed crop from approximately 38,000 acres of land at prices to be determined by the prevailing market prices.

•	For 2005, the purchase of 190,000 tons of urea at a fixed price reflecting the market price at July 30, 2004.

•	For 2005, the purchase of 68,500 tons of Potash at a fixed price reflecting the market price at August 27, 2004.

•	For 2005, the purchase of 40,000 tons of Diammonium Phosphate (DAP) at a fixed price reflecting the market price at August 27, 2004.

•	For 2005 through 2008, the purchase of the following specified values of equipment, including walk behind and riding mowers, spreaders and sprayers: $28.9 million in 2005, $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008 (Note 14).
      During the third quarter of 2004, the Company entered into agreements to relocate its corporate headquarters from its approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease is five and a half years. A division of a public company (the Assignee) will assume the remaining 11 years of the Company’s lease at the Strongsville location. Relocation costs were $6.9 million including $4.8 million in tenant and landlord inducements, and $2.1 million in broker commissions, legal fees, letter of credit costs, move costs and fixed-asset write offs. The Company remains liable under the lease if the Assignee fails to perform. The Assignee has secured and must maintain a $4.4 million letter of credit backing its performance under the lease. The Company must pay the Assignee approximately $100,000 annually for the remaining term of the lease to defray the cost of the letter of credit.
      The Company bears all credit losses on credit recourse accounts maintained by GEBCS. At December 31, 2004, the Company had $4.7 million of recourse risk of which $115,000 was reserved for in its allowance for uncollectible accounts balance.
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
      Activity in the accounts during 2004 includes additional severance expense for normal, re-occurring employee terminations and payments to discharge lease and other obligations, including environmental matters, related to Disputanta, Stockton and the Properties. Stockton and the Properties remain assets held for sale. All future costs incurred to prepare the sites for sale, including environmental testing and environmental remediation costs will be capitalized up to the realizable market value of each respective property
      Major components of the charge for the asset rationalization and severance expense and the related remaining reserves and accruals as of December 31, 2004 and 2003 are as follows:

	Asset Rationalization Accrual

	Lease	Other Exit		Severance
	Cost	Costs	Total	Accrual	Total

(Dollars in thousands)
Asset rationalization and severance accruals at December 31, 2002	$634	$1,371	$2,005	$1,574	$3,579
2003 Activity
2003 additions/reclassifications	$(357)	$357	$—	$728	$728
Utilized/payments	(57)	(898)	(955)	(1,770)	(2,725)

Asset rationalization and severance accruals at December 31, 2003	$220	$830	$1,050	$532	$1,582
2004 Activity
2004 additions/reclassifications	52	(52)	—	393	393
Utilized/payments	(44)	(556)	(600)	(716)	(1,316)

Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659

Note 14.	Divestiture of Investment in Commercial Turf Products, Ltd.
      In the fourth quarter of 2003, the Company sold its investment in Commercial Turf Products, Ltd. (CTP) to MTD Consumer Group, Inc. (MTD). CTP is a manufacturer of commercial grade riding and walkbehind turf mowers, blowers, turf renovators, spreaders sprayers, associated accessories and service parts. The Company sold its investment for a $933,130 promissory note and a release from its guarantee of certain of CTP’s liabilities, including an $8.0 million industrial revenue bond. The note is payable in five equal, annual installments of $186,626 that began November 15, 2003. The Company recorded a $10,000 gain on the sale.
      Concurrently with the sale, the Company entered into a five-year supply agreement with CTP and MTD. During the term of the agreement, the Company maintains the exclusive rights to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retains certain customer rights. The Company is not required to source products exclusively from CTP and MTD. Additionally, the Company has the option to exercise a buyout of the agreement prior to the expiration of the five-year term.
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

Note 15.	Termination of Supply Contract with KPAC Holdings, Inc.
      In November 2004, the Company filed a declaratory judgment action to obtain a judicial determination of the amount of its liability for terminating a five-year agreement with KPAC, its methylene urea supplier, (“Supply Agreement”). The Company entered into the Supply Agreement in 2002 as part of an overall transaction by which the supplier purchased certain assets of the Company, including a plant used to produce methylene urea. The Supply Agreement required the Company to purchase, and the supplier to produce, minimum monthly quantities of certain products.
      Judicial involvement was sought after the supplier refused the Company’s offer to settle its liability for $2.2 million plus forgiveness of a $1.3 million note receivable due from the supplier, which the Company believed represented the extent of its potential liability under the Supply Agreement. The supplier has asserted counterclaims against the Company seeking damages in excess of $7 million for breach of the Supply Agreement, breach of the asset purchase agreement and breach of an alleged agreement to settle the Company’s liability on more favorable terms to the supplier. The supplier’s two shareholders have moved to intervene to assert a claim for breach of the same alleged settlement agreement. A case management conference is scheduled for March 2005, at which time the parties will be given a timeline for the progress of the litigation.
      As a result of exiting the supply contract, LESCO recognized a $5.2 million charge in the fourth quarter of 2004 consisting of the cash settlement and forgiveness of debt along with $0.8 million for markdown costs associated with the supplier product that the Company will no longer retain in its merchandise offering and an estimated $0.9 million of other miscellaneous costs of settlement.
      Management believes that it will generate an annual, pre-tax savings of more than $2 million over the remaining term of the agreement, which aggregate amount is expected to exceed the $5.2 million cost to exit the supply agreement. LESCO has already secured an alternative, lower-cost source of methylene urea fertilizer from other available market sources with no annual purchase commitments.

Note 16.	Quarterly Financial Summary (Unaudited)
      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	Quarter Ended 2004

	Mar. 31	June 30	Sept. 30	Dec. 31

(Dollars in thousands, except per share data)
Net sales	$102,044	$182,189	$152,655	$124,152
Gross profit	23,620	47,034	40,656	27,192
Net income (loss)	(7,952)	14,211	1,110	(12,994)
Earnings (loss) per share:
Diluted	$(0.92)	$1.58	$0.12	$(1.49)
Basic	$(0.92)	$1.63	$0.13	$(1.49)

	Quarter Ended 2003

	Mar. 31	June 30	Sept. 30	Dec. 31

(Dollars in thousands, except per share data)
Net sales	$94,450	$172,560	$147,721	$108,758
Gross profit	20,330	42,988	38,710	23,316
Net income (loss)	(5,747)	6,737	5,718	(11,979)
Earnings (loss) earnings per share:
Diluted	$(0.68)	$0.77	$0.65	$(1.39)
Basic	$(0.68)	$0.79	$0.67	$(1.39)
      Earnings (loss) per share amounts for each quarter are required to be computed independently and, therefore, may not sum to the amount computed on an annual basis.

Note 17.	Subsequent Event (Unaudited)
      In January 2005, LESCO announced that it retained Western Reserve Partners LLC to continue and advance its exploration of supply chain alternatives, including the possibility of the disposition of all or a portion of its distribution and manufacturing assets that had a net book value of approximately $15 million at December 31, 2004. Before the end of 2005, the Company expects to sell these assets to a financial or strategic buyer and enter into a long-term supply contract with the buyer.