Form 10-Q
period 2005-03-31
LESCO INC/OH
filed 2005-05-05
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

     Number of Common Shares, without par value, outstanding on May 2, 2005: 8,893,664.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS —UNAUDITED

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net sales	$98,054	$102,044
Cost of product	(65,013)	(68,943)
Distribution cost	(9,689)	(9,494)

Gross profit on sales	23,352	23,607
Selling expense	(23,810)	(21,850)
General & administrative expense	(7,768)	(7,253)
Merchant discounts and provision for doubtful accounts	(2,050)	(1,628)
Pre-opening expense	(157)	(312)
Other expense	(102)	(1)
Other income	179	180

Loss before interest and taxes	(10,356)	(7,257)
Interest expense, net	(317)	(355)

Loss before taxes	(10,673)	(7,612)
Income tax (provision) benefit:
Current	—	(340)
Deferred	3,540	3,309
Change in valuation allowance	(3,540)	(3,309)

	—	(340)

Net loss	$(10,673)	$(7,952)

Loss per common share:
Diluted	$(1.21)	$(0.92)

Basic	$(1.21)	$(0.92)

Average number of common shares and common share equivalents outstanding:
Diluted	8,818,121	8,677,507

Basic	8,818,121	8,677,507

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

(Dollars in thousands)	March 31, 2005	March 31, 2004	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$9,150	$12,497	$8,101
Accounts receivable	9,653	13,912	16,931
Inventories	130,146	114,861	100,582
Other	3,087	3,451	3,126

TOTAL CURRENT ASSETS	152,036	144,721	128,740
Property, plant and equipment, net	25,506	30,403	26,019
Other	1,196	2,543	1,234

	$178,738	$177,667	$155,993

CURRENT LIABILITIES:
Accounts payable	$76,059	$73,405	$56,371
Accrued liabilities	19,539	17,047	24,184
Revolving credit facility	24,751	17,553	7,303

TOTAL CURRENT LIABILITIES	120,349	108,005	87,858
Long-term debt	—	5,875	—
Deferred — other	1,741	229	1,612

TOTAL LIABILITIES	122,090	114,109	89,470

SHAREHOLDERS’ EQUITY:
Common shares—without par value— 19,500,000 shares authorized; 8,872,914 shares issued and outstanding at March 31, 2005; 8,694,694 shares issued and outstanding at March 31, 2004 and 8,697,194 issued and outstanding at December 31, 2004	887	869	870
Paid-in capital	37,235	34,898	34,846
Retained earnings	20,964	29,310	31,637
Unearned compensation	(2,438)	(1,519)	(830)

TOTAL SHAREHOLDERS’ EQUITY	56,648	63,558	66,523

	$178,738	$177,667	$155,993

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
OPERATING ACTIVITIES:
Net loss	$(10,673)	$(7,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,612	1,869
Amortization of deferred financing fees and other	40	40
Loss (gain) on sale/disposal of fixed assets	66	(13)
Decrease in accounts receivable	7,278	2,247
Sale of accounts receivable	—	3,119
Increase in inventories	(29,564)	(21,281)
Increase in accounts payable	19,526	29,458
Amortization of unearned compensation	192	134
(Increase) decrease in current income tax	(32)	3,960
Decrease in other items	(4,447)	(1,445)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(16,002)	10,136

INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	1	26
Purchase of property, plant and equipment	(1,166)	(804)

NET CASH USED IN INVESTING ACTIVITIES	(1,165)	(778)

FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	162	(6,484)
Proceeds from borrowings	143,762	124,667
Reduction of borrowings	(126,314)	(122,655)
Exercised stock options, net of treasury shares	606	106

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,216	(4,366)

Net change in cash and cash equivalents	1,049	4,992

Cash and cash equivalents — Beginning of the period	8,101	7,505

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$9,150	$12,497

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(299)	$(233)

Income taxes (paid) refunded	$(32)	$3,591

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Segment Information

     LESCO, Inc. (“LESCO” or the “Company”) is the nation’s leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 279 Service Centers, 98 Stores-on-Wheels®, 30 direct sales representatives and other direct sales efforts. The Company operates eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant.

     Segment Information: The Selling and Support segments reported below are the segments of the Company for which separate information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location. These Four-Wall P&Ls include the sales and cost of product and operating expenses necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense and the portion of merchant discounts not charged to the Four-Wall P&Ls.

     The Support segment represents the operating results and invested capital of all non-selling locations including manufacturing facilities (blending facilities and seed processing plant), distribution hubs and the corporate office.

     Below are the unaudited results for the Selling and Support segments for the three months ended March 31:

(Dollars in thousands)	2005	2004
Net sales
Selling	$98,054	$102,044
Support	—	—

	$98,054	$102,044

Earnings (loss) before interest and taxes
Selling	$5,719	$5,410
Support	(16,075)	(12,667)

	$(10,356)	$(7,257)

Capital expenditures
Selling	$416	$595
Support	750	209

	$1,166	$804

Depreciation expense
Selling	$299	$272
Support	1,313	1,597

	$1,612	$1,869

Intangible asset amortization expense
Selling	$—	$—
Support	40	40

	$40	$40

Identifiable assets
Selling	$90,673	$89,770
Support	88,065	87,897

	$178,738	$177,667

Note 2. Summary of Significant Accounting Policies

     1. Principles of Consolidation: The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts.

     2. Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the quarter. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the quarter utilizing the treasury stock method for stock options. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

     Weighted average stock options of 327,944 for the three months ended March 31, 2005, and 173,120 for the same period in 2004, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses.

     3. Stock Options: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and does not issue options below market price on the date of grant and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations. The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net loss as reported	$(10,673)	$(7,952)
Less: stock option expense, net of tax	(74)	(133)

Pro forma net loss	$(10,747)	$(8,085)

Loss per diluted share
As reported	$(1.21)	$(0.92)
Pro forma	$(1.22)	$(0.93)

Loss per basic share
As reported	$(1.21)	$(0.92)
Pro forma	$(1.22)	$(0.93)

     4. Accounts Receivable:

     Accounts receivable consist of the following :

	March 31,		December 31,
(Dollars in thousands)	2005	2004	2004
Supplier rebate programs	$3,135	$3,559	$12,139
Trade receivables
Recourse	—	2,611	14
Owned — domestic	6,679	9,705	4,477
Owned — international	1,735	2,260	1,848
Other	931	706	1,283
Allowance for doubtful accounts	(2,827)	(4,929)	(2,830)

	$9,653	$13,912	$16,931

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product.

     LESCO utilizes GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for the Company’s private label business credit program. Under its Credit Agreement with GEBCS, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statement of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit losses. The initial term of the Credit Agreement is through December 30, 2008 with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.

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

     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. Therefore, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) are recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. All of these balances were subsequently collected by GEBCS and there is no remaining balance at March 31, 2005. Sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheets. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	March 31,		December 31,
(Dollars in thousands)	2005	2004	2004
Total recourse account balances	$5,221	$5,973	$4,679
Accounts owned by GEBCS	(5,221)	(3,362)	(4,665)

Recourse receivables owned by LESCO	$—	$2,611	$14

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

     5. Inventories:

     Inventories consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2005	2004	2004
Finished goods and purchased inventories
Selling locations	$68,307	$61,016	$52,063
Distribution hubs and plants	45,616	43,589	35,119
Capitalized procurement, warehousing and distribution costs	10,679	8,469	8,512
Less: Markdown, shrink and vendor discount reserves	(2,380)	(1,217)	(3,338)
Inventory held on consignment	(8,757)	(8,003)	(6,919)

	113,465	103,854	85,437
Raw Materials	16,681	11,007	15,145

	$130,146	$114,861	$100,582

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale while, concurrently, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.

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

     The Company currently retains certain properties of demised operations that are being held for sale. There is $49,000 recorded as an asset for these properties. All future costs incurred to prepare these sites for sale, including environmental testing and environmental remediation costs will be capitalized up to the realizable market value of each respective property. Other assets held for sale of $274,000 were sold in 2004 incurring a $264,000 loss on sale.

     In January 2005, LESCO announced that it retained Western Reserve Partners LLC to continue and advance its exploration of supply chain alternatives, including the possibility of the disposition of all or a portion of its distribution and manufacturing assets that had a net book value of approximately $15 million at March 31, 2005. The Company's goal is to sell these assets to a financial or strategic buyer and enter into a long-term supply contract with the buyer before the end of 2005.

     Property, plant and equipment, net consists of the following:

	March 31, 2005			March 31, 2004			December 31, 2004
	Selling			Selling			Selling
(Dollars in thousands)	Locations	Support	Total	Locations	Support	Total	Locations	Support	Total

Land	$—	$600	$600	$—	$834	$834	$—	$600	$600
Buildings and improvements	2,943	18,238	21,181	1,916	21,596	23,512	1,533	19,150	20,683
Machinery and equipment	4,098	19,708	23,806	3,799	20,493	24,292	4,177	20,459	24,636
Furniture and fixtures	5,961	30,780	36,741	6,099	29,537	35,636	6,783	29,334	36,117

Subtotal	13,002	69,326	82,328	11,814	72,460	84,274	12,493	69,543	82,036
Less: Accumulated depreciation	(7,456)	(49,366)	(56,822)	(7,096)	(46,775)	(53,871)	(7,171)	(48,846)	(56,017)

Property, plant and equipment, net	$5,546	$19,960	$25,506	$4,718	$25,685	$30,403	$5,322	$20,697	$26,019

     Depreciation expense is included in the following:

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Cost of product	$485	$517
Distribution cost	168	242
Selling expense	299	272
General and administrative expense	660	838

Total	$1,612	$1,869

     7. Borrowings

     Borrowings consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2005	2004	2004
Current:
Revolving credit facility	$24,751	$17,553	$7,303

Long-term:
Industrial revenue bonds	$—	$5,875	$—

Revolving Credit Facility

     On December 30, 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of March 31, 2005, there was $46.5 million available under the borrowing base formula, with unused borrowing capacity of $18.4 million. At March 31, 2005, the Company had borrowings of $24.8 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of March 31, 2005. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2005.

     8. Asset Rationalization and Severance Expense

     Major components of the remaining reserves and accruals for asset rationalization and severance expense as of March 31, 2005 and December 31, 2004 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659

2005 Activity
Additions	—	—	—	9	9
Utilized/payments	(40)	(54)	(94)	(87)	(181)

Asset rationalization reserves and severance accruals at March 31, 2005	$188	$168	$356	$131	$487

9. Detail of Certain Balance Sheets Accounts

	March 31,		December 31,
(Dollars in thousands)	2005	2004	2004
Other current assets:
Other prepaids	$1,860	$1,761	$1,426
Prepaid insurance	991	824	1,513
Notes receivable	187	592	187
Assets held for sale	49	274	—

	$3,087	$3,451	$3,126

Other non-current assets:
Notes receivable	$454	$1,496	$443
Store deposits	539	574	550
Deferred financing charges	121	387	172
Miscellaneous deposits	44	86	69
Other prepaids	38	—	—

	$1,196	$2,543	$1,234

Accounts payable:
Accounts payable	$70,035	$65,424	$50,519
Overdraft balances	6,024	5,370	5,838
Accounts payable to GEBCS for recourse accounts receivable	—	2,611	14

	$76,059	$73,405	$56,371

Accrued liabilities:
Accrued non-income taxes	$3,182	$4,422	$3,043
Commissions and management bonuses	1,747	1,843	6,008
Salaries and wages	1,493	1,238	469
Insurance – hospitalization and workers’ compensation	2,387	2,270	2,794
Asset rationalization	356	986	450
Insurance – property and casualty	1,580	1,049	1,897
Severance	131	271	209
Vendor contract termination	2,849	—	3,287
Other	5,814	4,968	6,027

	$19,539	$17,047	$24,184

10. Detail of Certain Statements of Operations Accounts

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net sales:
Gross sales	$99,811	$102,864
Agency sales	(322)	—
Freight revenue	163	306
Customer discounts, rebates and sales adjustments	(1,598)	(1,126)

	$98,054	$102,044

Merchant discounts and provisions for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(300)	$(306)
Private label business credit programs	(1,118)	(1,047)
Private label promotional discounts	(574)	(209)
Provision for doubtful accounts	(30)	—
Customer finance revenue	85	103
Other	(113)	(169)

	$(2,050)	$(1,628)

Other expense:
Loss on sale/disposal of fixed assets	(66)	—
Other	(36)	(1)

	$(102)	$(1)

Other income:
Vendor payment discounts	166	129
Other	13	38
Gain on sale/disposal of fixed assets	—	13

	$179	$180

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

OVERVIEW

     LESCO is the nation's leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns, grounds and gardens along with pest management professionals.

     We track our customers through two customer sectors: Lawn Care and Golf.

     Gross sales for these sectors for the first quarter of 2005 and 2004 were as follows:

(Dollars in millions)	2005	2004
Lawn Care	$84.3	$85.7
Golf	15.5	17.2

	$99.8	$102.9

     The separation of our customers into these two sectors is important as distribution to the sectors is vastly different and their growth prospects vary significantly.

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 279 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our consumable Lawn Care products at $6.0 billion of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.

     The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. However, we anticipate that we will be able to extend our presence in under-serviced markets, as we implement a more efficient and lower cost Stores-on-Wheels operating model, which we believe will allow us to expand our fleet and our customer base. We currently operate 98 Stores-on-Wheels.

RESULTS OF OPERATIONS

Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Three Months Ended March 31,
	2005			2004			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$64.8	$19.5	$84.3	$65.2	$20.5	$85.7	(0.6)%	(4.9)%	(1.6)%
Golf	4.3	11.2	15.5	3.7	13.5	17.2	16.2	(17.0)	(9.9)

Gross sales	$69.1	$30.7	99.8	$68.9	$34.0	102.9	0.3%	(9.7)%	(3.0)

Agency sales			(0.3)			—			—
Freight revenue			0.2			0.3			(33.3)
Customer discounts, rebates and sales adjustments			(1.6)			(1.2)			33.3

Net sales			$98.1			$102.0			(3.8)%

     Service Centers: Service Center gross sales reflect sales transacted through our 275 Service Centers in operation as of March 31, 2005, including one new Service Center opened during the first quarter 2005. The total increase of 0.3% reflects a same-store sales (excluding stores opened in 2005 and 2004) decrease of 4.1% and an increase of 4.9% from new (2005 and 2004 openings) Service Center sales of $3.4 million. The comparable-store sales decrease was due to the extended cold weather and snowfall in March 2005, which delayed sales into April. Same-store sales for the first two months of 2005 increased 3.3%. We plan to open 30 to 35 Service Centers in 2005. Below is a summary of first quarter 2005 and 2004 Service Center Sales by period opened:

	For the Three Months Ended March 31,		Variance
(Dollars in millions)	2005	2004	Dollars	%
Stores opened:
Prior to 2003	$62.1	$65.5	$(3.4)	(5.2)%
2003	3.6	3.0	0.6	20.0

Comparative stores	65.7	68.5	(2.8)	(4.1)
2004	3.4	0.4	3.0	750.0
2005	—	—	—	—

Total	$69.1	$68.9	$0.2	0.3%

     Other Selling Locations: All other gross sales reflect sales transacted through our direct sales programs and our Stores-on-Wheels. The decrease of 9.7% is attributable to the year-over-year decline in sales to retail and international customers along with a 17.0% decrease in sales to customers in the golf industry as inclement weather has also delayed the start of business with golf customers located in Northeast and Midwest regions of the country. We continue to evaluate the return on investment relative to our contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. This program has, on occasion, resulted in lost contract sales, and we will continue to cull national account sales that do not produce an acceptable level of return on our investment.

     Agency Sales, Freight Revenue and Customer Discounts, Rebates and Sales Adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $0.3 million of agency sales for first quarter 2005 represent the portion of gross revenue that exceeds the Company’s net product margin. Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat on a year-over-year basis. Customer discounts and rebates declined slightly in the first quarter of 2005 compared to the same period in 2004 as the Company remains stringent on its qualifications for its customers to obtain rebates.

Gross Profit on Sales:

	For the Three Months Ended March 31,
	2005		2004
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales
Product margin	$33.0	33.7%	$33.1	32.4%
Distribution cost	(9.7)	(9.9)	(9.5)	(9.3)

Gross profit	$23.3	23.8%	$23.6	23.1%

     Product margin improved 130 basis points in the first quarter of 2005 compared to the like period in 2004. The product margin improvement was achieved through expanding margins in the Company’s combination, control and grass seed product categories. This expansion in product margin is despite a year-over-year comparative price increase for urea of approximately 14% for the first quarter of 2005. Urea, our largest single purchased product or raw material, is used as the nitrogen source for blended fertilizers and combination products. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Urea can represent approximately 8% to 10% of our cost of sales. For 2005, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. The new contract rate for urea purchases increased approximately 14% over the prior year contract rate.

     In the first quarter of 2005, our warehouse and distribution costs increased slightly over the same period in 2004. Due to the year-over-year sales decline, we deleveraged the fixed costs included in these operating expenses. As a percentage of net sales, these costs increased to 9.9% in the first quarter of 2005 from 9.3% for the same quarter in 2004.

Operating Expenses:

	For the Three Months Ended March 31,
	2005		2004		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$23.8	24.3%	$21.8	21.4%	$2.0	9.2%	290 bps
Merchant discounts/provision for doubtful accounts	2.1	2.1	1.6	1.6	0.5	29.6	50 bps

	$25.9	26.4%	$23.4	23.0%	$2.5	10.6%	340 bps

     Selling Expense

     Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. Approximately $1.2 million of the $2.0 million increase in expense is due to incremental operating costs for Service Centers opened in 2005 and 2004. A portion of the remaining increase on a year-over year basis is due to various employee incentive and training programs targeted to enhance the Company’s focus on increasing sales and profitability.

     Merchant Discounts and Provision for Doubtful Accounts

     As a percentage of net sales, merchant discounts and provision for doubtful accounts expense increased 50 basis points year-over-year. In December 2003, we entered into a private label business credit program agreement with GEBCS and sold approximately $57 million of our trade accounts receivable portfolio to GEBCS and in 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. For the first quarter of 2005, total merchant discount expense, including GEBCS, for normal payment terms was 1.5% of net sales. Promotional discount expense was an incremental 0.6% of net sales including approximately 0.3% for extended payment terms for certain customer accounts with the majority incurred for a single, large national sales account. In the first quarter of 2004, discount expense for normal payment terms was 1.4% of net sales while promotional discount expense was an additional 0.2% of net sales.

General and Administrative Expense:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004	Change
General and administrative expense	$7.8	$7.3	$0.5

     General and administrative expense increased by $0.5 million in first quarter 2005 to $7.8 million, or 7.9% of net sales, compared to $7.3 million, or 7.1% of net sales, in first quarter 2004. The increase in expense year-over-year is due to the timing of the incurrence of certain payroll taxes related to employee commissions and management bonus payments. Additionally, the Company has incurred incremental expenses for license fees to operate in various states along with initial costs related to the proposed transaction to sell its manufacturing and distribution assets. The increase in these costs was partially mitigated by an approximate $0.3 million savings in corporate headquarter expenses as the Company reduced its lease obligation for its corporate offices in the fourth quarter of 2004.

Pre-Opening Expense

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004	Change
Pre-opening expense	$0.2	$0.3	$(0.1)
Number of Service Centers opened during the period	1	9	(8)

     Pre-opening expense decreased $0.1 million in first quarter 2005 compared to first quarter 2004 results. Pre-opening expense per new Service Center remained consistent between years. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, distribution and storage costs, is expensed as incurred and, thus, some costs were incurred in the first quarter of 2005 for stores that are expected to open in the second quarter.

Other Expense/(Income):

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004		Change
Other expense	$0.1	$		$0.1
Other income	(0.2)		(0.2)	—

	$(0.1)		$(0.2)	$0.1

     The increase in other expense is primarily due to a minor loss that was incurred on the sale of assets that were no longer utilized in operating the business.

Interest Expense, Net:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004	Change
Interest expense, net	$0.3	$0.4	$(0.1)

     Interest expense, net remained relatively flat in the first quarter of 2005 as compared to the same quarter in 2004. While the outstanding debt at the end of the first quarter was higher in 2005 compared to 2004 and the interest rate was higher year-over-year, the average debt during the first quarter of 2005 was lower versus the same period last year.

Pre-Tax Earnings:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004	Change
Loss before taxes	$(10.7)	$(7.6)	$(3.1)

     In the first quarter 2005, the Company opened one Service Center location to augment the 48 new Service Center openings in 2004 and 2003. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open 13-16 new Service Centers in the second quarter of 2005. Below are the operating results for the first quarter of 2005 compared to the same period in 2004 for all Service Centers opened during 2003, 2004 and the first quarter of 2005:

	For the Three Months Ended March 31,
	2005				2004
	Class of 2005	Class of 2004	Class of 2003		Class of 2004	Class of 2003
(Dollars in thousands)	(1 Store)	(27 Stores)	(21 Stores)	Total	(9 Stores)	(21 Stores)	Total
Sales	$40	$3,392	$3,611	$7,043	$450	$2,957	$3,407
Cost of product	(28)	(2,322)	(2,439)	(4,789)	(305)	(2,020)	(2,325)
Distribution cost	(6)	(214)	(206)	(426)	(96)	(154)	(250)

Gross profit on sales	6	856	966	1,828	49	783	832
Selling expense	(74)	(1,312)	(1,038)	(2,424)	(229)	(1,046)	(1,275)
Merchant discount expense	(1)	(40)	(53)	(94)	(6)	(40)	(46)
Pre-opening expense	(157)	—	—	(157)	(312)	—	(312)

Loss before interest and taxes	$(226)	$(496)	$(125)	$(847)	$(498)	$(303)	$(801)

     As a result of the foregoing factors, including the difficult weather conditions in March 2005 along with the operating results of new Service Centers opened in 2003, 2004 and the first quarter of 2005 that have not yet matured in their operating results, the Company had a pre-tax loss of $10.7 million for the quarter ended March 31, 2005 compared to a pre-tax loss of $7.6 million for the quarter ended March 31, 2004.

Income Taxes and Net Loss:

	For the Three Months Ended March 31,
(Dollars in millions, except per share data)	2005	2004	Change
Loss before income tax (provision) benefit	$(10.7)	$(7.6)	$(3.1)
Income tax (provision) benefit:
Current	—	(0.4)	0.4
Deferred	3.5	3.3	0.2
Change in valuation allowance	(3.5)	(3.3)	(0.2)

	—	(0.4)	0.4

Net Loss	$(10.7)	$(8.0)	$(2.7)

Loss per common share:
Diluted	$(1.21)	$(0.92)

Basic	$(1.21)	$(0.92)

     The net loss for the first quarter 2005 was $10.7 million, or $(1.21) per diluted share, compared to a net loss of $8.0 million, or $(0.92) per diluted share, for the first quarter 2004.

     In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. In the first quarter of 2005, LESCO increased its valuation allowance $3.5 million. In the first quarter of 2004, the Company adjusted previously estimated federal tax refunds by $0.4 million and increased its valuation allowance an additional $3.3 million.

     For first quarter 2005, the impact of the valuation allowance decreased the Company’s income tax benefit, and increased its net loss by $3.5 million. Because the Company cannot recognize a tax benefit at its estimated 39% effective tax rate due to its current accounting for its deferred tax assets, its loss has been increased approximately $0.47 per diluted share. For the first quarter 2004, the Company’s loss per diluted share was increased approximately $0.38 due to the same tax circumstances as in 2005.

BUSINESS SEGMENT RESULTS

     We manage LESCO’s business utilizing two business segments – Selling and Support.

Selling Segment

     We maintain Four-Wall P&Ls for each of our selling locations (Service Centers, Stores-on-Wheels, direct sales representatives and all other direct selling efforts). These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, freight in-bound to selling locations and out-bound to customers) necessary to operate the individual selling locations. The Selling segment operating results reflect the aggregate Four-Wall P&Ls of selling locations adjusted for costs of zone and regional management, sales commission expense and the portion of merchant discounts not charged to the Four-Wall P&Ls.

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

     Our measures of ROIC may not be the same as other similarly titled captions used by other companies. For example, we do not capitalize operating leases or utilize average invested capital over given periods.

Selling Segment Operating Results

	For the Period Ended March 31,
(Dollars in millions)	2005	2004
Net sales	$98.1	$102.0
Cost of product	(62.7)	(69.4)
Distribution cost	(5.5)	(5.3)

Gross profit on sales	29.9	27.3
Selling expense	(21.9)	(20.0)
Merchant discounts and provision for doubtful accounts	(2.1)	(1.6)
Pre-opening expense	(0.2)	(0.3)

Earnings Before Interest and Taxes (EBIT) — Three months ended March 31,	$5.7	$5.4

EBIT — Nine months ended December 31, 2004 and 2003	46.2	52.8

Adjustments to nine months EBIT:
Merchant discounts (a)	—	(4.4)

Adjusted EBIT — Nine months ended December 31, 2004 and 2003	$46.2	$48.4

Adjusted EBIT — Rolling 12 months ended March 31,	$51.9	$53.8

Adjusted NOPAT — Rolling 12 months ended March 31,	$31.7	$32.8

Invested capital at period end
Accounts receivable	$6.5	$10.4
Inventory	68.3	61.0
Property, plant and equipment, net	5.5	4.7

	$80.3	$76.1

ROIC	39.4%	43.1%

(a)	Merchant discounts for GEBCS fees were not incurred in 2003; however, the sale of accounts receivable is reflected in the March 31, 2004 accounts receivable balance used to calculate ROIC for the rolling 12 months ended March 31, 2004. As a result, the 2003 EBIT and NOPAT is adjusted to reflect merchant discount expense as though the GEBCS transaction occurred on January 1, 2003.

Support Segment

     The Support segment includes the operating results and invested capital of all non-selling locations including manufacturing (blending facilities and seed processing plant), distribution hubs (including in-bound freight costs to the distribution hubs), and corporate costs (including corporate management of sales, marketing, customer service, accounting and finance, human resources, information systems, etc.). We believe that these costs are essential to managing the selling locations and to managing a public company, but are not costs that directly translate into incremental sales or positive ROIC. Therefore, resources are only allocated to the Support segment if the result is a net reduction in expenses or the allocation is necessary for the maintenance of facilities, support of the expansion of selling locations, maintaining the corporate structure or is mandated by law or governmental order. Below is the non-GAAP, adjusted ROIC for the Support Segment which excludes various charges recorded in 2004 and 2003.

Support Segment Operating Results

	For the Period Ended March 31,
(Dollars in millions)	2005	2004
Net sales	$—	$—
Cost of product (a)	(2.3)	1.0
Distribution cost (b)	(4.2)	(4.8)

Gross loss on sales	(6.5)	(3.8)
Selling expense (c)	(1.9)	(1.8)
General & administrative expense	(7.8)	(7.3)
Other expense (d)	(0.1)	—
Other income (d)	0.2	0.2

EBIT — Three months ended March 31,	$(16.1)	$(12.7)

EBIT — Nine months ended December 31, 2004 and 2003	$(43.5)	$(44.2)
Adjustments to nine months EBIT:
Corporate relocation expense (e)	6.9	—
Hurricane/flood expense (e)	1.2	—
Vendor contract termination (including cost of inventory markdown) (e)	5.2	—
Early retirement of debt (f)	—	2.3
Loss from sale of accounts receivable (f)	—	4.6

Adjusted EBIT — nine months ended December 31, 2004 and 2003	$(30.2)	$(37.3)

Adjusted EBIT — Rolling 12 months ended March 31,	$(46.3)	$(50.0)

Adjusted NOPAT — Rolling 12 months ended March 31,	$(28.2)	$(30.5)

Invested capital	$81.4	$87.0
Less: Selling segment invested capital	(80.3)	(76.1)

Total support segment invested capital	$1.1	$10.9

Adjusted ROIC	(2567.5)%	(279.8)%

(a)	Includes various manufacturing and procurement costs reduced by suppliers’ rebates.

(b)	Reflects warehousing expense and freight costs incurred to transport product from manufacturing facilities to hubs.

(c)	Represents corporate costs incurred for marketing, customer service and sales management.

(d)	Includes all other non-selling, miscellaneous income and expense items that are not incurred in the ordinary course of business at the Service Centers, Stores-on-Wheels or direct sales channel.

(e)	Adjusted EBIT and adjusted NOPAT for 2004 exclude charges for corporate relocation, expenses related to hurricane and flood damage, and costs associated with the early termination of a vendor supply contract.

(f)	Adjusted EBIT and adjusted NOPAT for 2003 exclude charges incurred for the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003 along with the expense associated with the early termination of debt.

     As the Support segment operates at a negative ROIC, the Selling segment must provide an adequate return in order for the Consolidated Company results to generate a positive ROIC. The Selling segment’s results continue to be sufficient to support a positive adjusted ROIC on a Consolidated basis as reflected below:

Consolidated Operating Results

	For the Period Ended March 31,
(Dollars in millions)	2005	2004
Net sales	$98.1	$102.0
Cost of product	(65.0)	(68.9)
Distribution cost	(9.7)	(9.5)

Gross profit on sales	23.4	23.6
Selling expense	(23.8)	(21.8)
General & administrative expense	(7.8)	(7.3)
Merchant discounts and provision for doubtful accounts	(2.0)	(1.6)
Pre-opening expense	(0.2)	(0.3)
Other expense	(0.1)	—
Other income	0.1	0.2

EBIT — Three months ended March 31,	$(10.4)	$(7.2)

EBIT — Nine months ended December 31, 2004 and 2003	$2.7	$8.6
Adjustments to nine months EBIT:
Corporate relocation expense	6.9	—
Hurricane/flood expense	1.2	—
Vendor contract termination (including cost of inventory markdown)	5.2	—
Merchant discounts	—	(4.4)
Early retirement of debt	—	2.3
Loss on sale of accounts receivable	—	4.6

Adjusted EBIT — Nine months ended December 31, 2004 and 2003	$16.0	$11.1

Adjusted EBIT — Rolling 12 months ended March 31,	$5.6	$3.9

Adjusted NOPAT — Rolling 12 months ended March 31,	$3.4	$2.4

Invested capital
Debt	24.8	23.4
Equity	56.6	63.6

Total Invested capital	$81.4	$87.0

Adjusted ROIC	4.2%	2.7%

LIQUIDITY AND CAPITAL RESOURCES

     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004
Cash (used in) provided by operations	$(16.0)	$10.1
Cash used in investing activities	(1.2)	(0.8)
Cash provided by (used in) financing activities	18.2	(4.3)

Increase in cash and cash equivalents	$1.0	$5.0

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Cash (used in) provided by operating activities — GAAP	$(16.0)	$10.1
Less: Cash received for sale of accounts receivable	—	(3.1)

Adjusted cash (used in) provided by operating activities - non-GAAP	$(16.0)	$7.0

     Cash was used by operations in the first quarter of 2005 as sales declined compared to the first quarter of 2004 due to the inclement weather conditions in the Midwest and Northeast regions of the country. As a result, the Company’s inventories increased while its related cash payment cycle remained consistent with historical patterns. The net result was a decrease in accounts payable leverage and an increased use of cash.

     Accounts payable leverage is summarized as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004
Accounts payable	$76.1	$73.4
Less: Payable to GEBCS	—	(2.6)

Adjusted accounts payable	$76.1	$70.8

Inventory	$130.1	$114.9

Accounts payable leverage	58.5%	61.6%

     Payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remained uncollected by GEBCS and secured by the Company. All of these balances were subsequently collected by GEBCS and there is no remaining balance at March 31, 2005.

     Capital Expenditures: Our first quarter 2005 capital expenditures can be summarized as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2005	2004
New Service Centers	$0.4	$0.6
Manufacturing facilities and corporate systems	0.8	0.2

	$1.2	$0.8

     We expect to focus our future capital needs primarily on Service Centers. We intend to open 30 to 35 units in 2005, relocate another 20 existing sites to new locations with the intent to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and manufacturing facilities. We currently estimate that ongoing, annual capital needs will range from $5 million to $6 million, which we expect to fund with cash generated from operations.

     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 of inventory, of which an estimated 50% or more is leveraged through payment terms with our suppliers. Costs incurred up to the date when the Service Center opens for business, including lease costs (pre-opening costs), are approximately $25,000 and are expensed when incurred. A new Service Center is expected to achieve break-even operating results for its second year of operations and thereafter becomes profitable. Typically, it is at least five years before a Service Center achieves a mature level of operating results.

Financing Activities

     In the fourth quarter of 2003, the Company entered into a $50 million Revolving Credit Facility (the Facility) which replaced a prior credit facility. The Facility matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of March 31, 2005, there was $46.5 million available under the borrowing base formula with unused borrowing capacity of $18.4 million. As of March 31, 2005, the Company had borrowings of $24.8 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of March 31, 2005. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2005.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

     There are no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, inventories, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development and selection of the critical accounting estimates, and the disclosures made herein, with the Audit Committee of the Board of Directors and its external auditors. Actual results may differ from these estimates under different assumptions or conditions.

     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This discussion and analysis of financial condition contains various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.

Revenue Recognition

     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Sales of consigned inventory were $4.5 million and $4.7 million for the quarter ended March 31, 2005 and 2004, respectively. Agency commissions included in net sales were $81,000 and $0 for the quarter ended March 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and credited to inventory valuation reserves when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. Bad debt expense recognized for the quarter ended March 31, 2005 and 2004 was $30,000 and $0, respectively.

Inventories

     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program which requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued will be progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. We maintain a reserve for inventory shrink on a specific location basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve.

Income Taxes

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $9.6 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of March 31, 2005. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.

Impairment of Long-Lived Assets

     The Company assesses the recoverability of its long-lived assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.

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

FORWARD LOOKING STATEMENTS

     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; the condition of the industry and the economy; the Company’s ability to consummate a transaction regarding its manufacturing and distribution assets on acceptable terms and conditions; the possibility that the court could disagree with the Company’s assessment of its liability to its former methylene urea supplier; and the costs and other effects of legal and administrative proceedings. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, principally interest rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates over time. Interest paid on the Company’s debt is sensitive to changes in interest rates. The interest rate for the Company’s revolving credit facility is variable, while the interest component of its operating leases is generally fixed.

     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of March 31, 2005, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, for more detailed information regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

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

     During the first quarter, management did not identify any changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On November 29, 2004, the Company filed a declaratory judgment action, LESCO vs. KPAC Holdings, Inc., Case No. 1:04CV2573 pending in the United States District Court, Northern District of Ohio, to obtain a judicial determination of the amount of its liability arising from its termination of a five-year agreement with KPAC Holdings, Inc. (KPAC), our former methylene urea supplier (“Supply Agreement”). The Company had entered into the Supply Agreement in 2002 as part of an overall transaction by which the supplier purchased certain assets of the Company, including a plant used to produce methylene urea. The Supply Agreement required the Company to purchase, and the supplier to produce, minimum monthly quantities of certain products.

     We filed the declaratory judgment action after the supplier refused the Company’s offer to settle its liability for $2.2 million plus forgiveness of a $1.3 million note receivable due from the supplier, which the Company believed represented the extent of its potential liability under the Supply Agreement. The supplier asserted counterclaims against the Company seeking damages in excess of $7 million for breach of the Supply Agreement, breach of the asset purchase agreement and breach of an alleged agreement to settle the Company’s liability on more favorable terms to the supplier. The supplier’s two shareholders moved to intervene to assert a claim for breach of the same alleged settlement agreement. We continue to have settlement discussions with the supplier and its two shareholders and anticipate reaching a resolution agreement in the second quarter of 2005.

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

ITEM 6. EXHIBITS

Exhibits	Exhibits 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

	Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 31(a)	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Michael P. DiMino Section 1350 Certification

	Exhibit 32(b)	Jeffrey L. Rutherford Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: May 5, 2005	By: /s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary