Form 10-Q
period 2005-06-30
LESCO INC/OH
filed 2005-08-02
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Number of Common Shares, without par value, outstanding on July 29, 2005: 8,876,680

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net sales	$190,201	$182,189	$288,255	$284,233
Cost of product	(122,224)	(119,928)	(187,237)	(188,396)
Distribution cost	(17,061)	(15,298)	(26,750)	(25,268)

Gross profit on sales	50,916	46,963	74,268	70,569

Selling expense	(24,296)	(22,911)	(48,107)	(44,635)
General & administrative expense	(6,271)	(6,603)	(14,039)	(13,982)
Merchant discounts and provision for doubtful accounts	(3,803)	(2,554)	(5,853)	(4,181)
Pre-opening expense	(491)	(597)	(648)	(910)
Vendor contract termination	(464)	—	(464)	—
Other expense	—	(90)	(37)	(78)
Other income	283	139	398	306

Earnings before interest and taxes	15,874	14,347	5,518	7,089
Interest expense, net	(124)	(136)	(441)	(491)

Earnings before taxes	15,750	14,211	5,077	6,598
Income tax (provision) benefit:
Current	—	(905)	—	(1,245)
Deferred	(4,314)	(4,637)	(774)	(1,328)
Change in valuation allowance	4,314	5,542	774	2,233

	—	—	—	(340)

Net income	$15,750	$14,211	$5,077	$6,258

Earnings per common share:
Diluted	$1.71	$1.58	$0.55	$0.70

Basic	$1.77	$1.63	$0.57	$0.72

Average number of common shares and common share equivalents outstanding:
Diluted	9,195,080	8,975,352	9,169,482	8,914,320

Basic	8,887,944	8,697,694	8,853,033	8,687,601

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

(Dollars in thousands)	June 30, 2005	June 30, 2004	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents, net	$8,495	$26,914	$8,101
Accounts receivable	13,938	12,839	16,931
Inventories	133,859	118,543	100,582
Other	2,546	2,864	3,126

TOTAL CURRENT ASSETS	158,838	161,160	128,740
Property, plant and equipment, net	25,290	28,192	26,019
Other	1,155	2,374	1,234

	$185,283	$191,726	$155,993

CURRENT LIABILITIES:
Accounts payable	$88,510	$88,511	$56,371
Accrued liabilities	18,087	18,836	24,184
Revolving credit facility	2,979	—	7,303

TOTAL CURRENT LIABILITIES	109,576	107,347	87,858

Long-term debt	750	5,875	—
Deferred — other	1,804	509	1,612

SHAREHOLDERS’ EQUITY:
Common shares—without par value— 19,500,000 shares authorized; 8,873,180 shares issued and outstanding at June 30, 2005; 8,697,694 shares issued and outstanding at June 30, 2004 and 8,697,194 issued and outstanding at December 31, 2004	886	870	870
Paid-in capital	37,384	34,934	34,846
Retained earnings	36,714	43,521	31,637
Unearned compensation	(1,831)	(1,330)	(830)

TOTAL SHAREHOLDERS’ EQUITY	73,153	77,995	66,523

	$185,283	$191,726	$155,993

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$5,077	$6,258
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,302	3,716
Amortization of deferred financing fees and other	79	85
(Gain) loss on sale/disposal of fixed assets	(92)	76
Decrease in accounts receivable	2,993	1,225
Sale of accounts receivable	—	5,214
Increase in inventories	(33,277)	(24,963)
Increase in accounts payable	25,552	40,755
Amortization of unearned compensation	395	324
(Increase) decrease in current income tax	(150)	3,984
(Decrease) increase in other items	(5,236)	1,311

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,357)	37,985

INVESTING ACTIVITIES:
Proceeds on the sale of fixed assets	235	1,592
Purchase of property, plant and equipment	(2,655)	(2,095)

NET CASH USED IN INVESTING ACTIVITIES	(2,420)	(503)

FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	6,587	(2,675)
Proceeds from borrowings	338,268	295,059
Reduction of borrowings	(341,842)	(310,600)
Exercised stock options, net of treasury shares	1,158	143

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,171	(18,073)

Net change in cash and cash equivalents	394	19,409

Cash and cash equivalents — Beginning of the period	8,101	7,505

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$8,495	$26,914

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(507)	$(479)

Income taxes refunded	$72	$3,584

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is the nation’s leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 285 LESCO Service Center® stores, 110 Stores-on-Wheels® vehicles and other direct sales efforts. The Company operates eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant. See note 3 “Subsequent Event” for the proposed transaction relating to these assets.
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
     Below are the unaudited results for the Selling and Support segments for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net sales
Selling	$190,201	$182,189	$288,255	$284,233
Support	—	—	—	—

	$190,201	$182,189	$288,255	$284,233

Earnings (loss) before interest and taxes
Selling	$29,976	$25,004	$32,140	$31,020
Support	(14,102)	(10,657)	(26,622)	(23,931)

	$15,874	$14,347	$5,518	$7,089

Capital expenditures
Selling	$1,277	$188	$2,136	$783
Support	213	1,103	519	1,312

	$1,490	$1,291	$2,655	$2,095

Depreciation expense
Selling	$298	$276	$597	$548
Support	1,391	1,571	2,705	3,168

	$1,689	$1,847	$3,302	$3,716

Intangible asset amortization expense
Selling	$—	$—	$—	$—
Support	40	40	79	85

	$40	$40	$79	$85

Identifiable assets
Selling	$101,337	$106,908	$101,337	$106,908
Support	83,946	84,818	83,946	84,818

	$185,283	$191,726	$185,283	$191,726

Note 2. Summary of Significant Accounting Policies
     1. Principles of Consolidation: The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts. Certain reclassifications have been made to prior year amounts to conform to the current presentation.
     2. Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the quarter utilizing the treasury stock method for stock options. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.
     3. Stock Options: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and does not issue options below market price on the date of grant and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations. The following table reflects pro forma net income and income per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$15,750	$14,211	$5,077	$6,258
Less: stock option expense, net of tax	(62)	(150)	(134)	(283)

Pro forma net income	$15,688	$14,061	$4,943	$5,975

Earnings per diluted share
As reported	$1.71	$1.58	$0.55	$0.70
Pro forma	$1.72	$1.57	$0.54	$0.67

Earnings per basic share
As reported	$1.77	$1.63	$0.57	$0.72
Pro forma	$1.77	$1.62	$0.56	$0.69
     4. Accounts Receivable:
Accounts receivable consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Supplier rebate programs	$7,269	$6,169	$12,139
Trade receivables
Recourse	—	945	14
Owned — domestic	6,420	7,908	4,477
Owned — international	2,275	2,002	1,848
Other	1,425	1,215	1,283
Allowance for doubtful accounts	(3,451)	(5,400)	(2,830)

	$13,938	$12,839	$16,931

The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory, as inventory valuation reserves, when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product. The Company obtains merchandise vendor rebates pursuant to two general types of arrangements as follows:

•	Rebates calculated on a percentage of the value of merchandise purchased over a definitive period of time, generally one year or less. Usually, there is a minimum purchase requirement, and the rebate percentage may be tiered, increasing as the volume purchased increases over the minimum requirement.

•	Rebates calculated on a percentage of the purchased cost of merchandise sold by the Company over a definitive period of time, generally one year or less.
     Based on the Company’s purchase and sales history and the relatively short duration of the agreements, the Company is able to reasonably project whether the cumulative level of purchases or sales required for rebates from its vendors will be reached. Therefore, the Company recognizes the rebates ratably over all purchases or sales. The Company does not recognize a rebate allowance if it is uncertain as to whether or not a specific purchase will qualify under its rebate arrangements. If the Company determines that it will not achieve a rebate threshold, it reverses the recognition of the rebate. The Company defers recognition of income relative to purchases that remain in inventory.
     LESCO utilizes GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for the Company’s private label business credit program. Under its Credit Agreement with GEBCS, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statement of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit risk and losses. The initial term of the Credit Agreement is through December 30, 2008 with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.
     The owned domestic credit accounts are accounts that do not qualify for sale to GEBCS or did not qualify at the outset of the GEBCS program for the credit recourse portfolio. LESCO has retained the ownership and management of the owned domestic credit accounts.
     The Credit Agreement does not allow for the ownership of international credit accounts by GEBCS. As such, LESCO retains the ownership and management of international accounts. All international accounts are denominated in U.S. dollars.
     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. Therefore, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) are recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. All of these balances were subsequently collected by GEBCS, and there is no remaining balance at June 30, 2005. Sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheets. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Total recourse account balances	$5,289	$5,984	$4,679
Accounts owned by GEBCS	(5,289)	(5,039)	(4,665)

Recourse receivables owned by LESCO	$—	$945	$14

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

     5. Inventories:
Inventories consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Finished goods and purchased inventories
Selling locations	$78,722	$67,257	$52,063
Distribution hubs and plants	47,583	48,858	35,119
Capitalized procurement, warehousing and distribution costs	9,677	7,962	8,512
Less: Markdown, shrink and vendor discount reserves	(1,685)	(2,255)	(3,338)
Inventory held on consignment	(12,437)	(11,325)	(6,919)

	121,860	110,497	85,437
Raw Materials	11,999	8,046	15,145

	$133,859	$118,543	$100,582

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale whileat which time cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. The Company includes its general and administrative procurement costs in inventory. The amount of these costs included in inventory was $260,000 at June 30, 2005 and December 31, 2004 and $310,000 at June 30, 2004, which represented 0.2%, 0.3% and 0.3% of the value of the Company’s total inventory as of the respective balance sheet dates. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.
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
     The Company currently retains certain properties of former operations that are being held for sale. There is approximately $49,000 recorded as an asset for these properties at June 30, 2005. During the second quarter of 2005, the Company sold its property in Wellington, Ohio for $224,000 in cash. Based on the value previously recorded for this property in assets held for sale, this resulted in a gain on sale of approximately $162,000. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs. At June 30, 2004, there was $274,000 of other assets held for sale that were sold in 2004 incurring an approximate $264,000 loss on sale.

Property, plant and equipment, net consists of the following:

	June 30, 2005			June 30, 2004			December 31, 2004
	Selling			Selling			Selling
(Dollars in thousands)	Locations	Support	Total	Locations	Support	Total	Locations	Support	Total

Land	$—	$600	$600	$—	$600	$600	$—	$600	$600
Buildings and improvements	2,275	18,593	20,868	1,360	18,558	19,918	1,533	19,150	20,683
Machinery and equipment	5,030	19,846	24,876	3,788	20,700	24,488	4,177	20,459	24,636
Furniture and fixtures	6,821	30,305	37,126	7,071	29,892	36,963	6,783	29,334	36,117

Subtotal	14,126	69,344	83,470	12,219	69,750	81,969	12,493	69,543	82,036
Less: Accumulated depreciation	(7,748)	(50,432)	(58,180)	(7,280)	(46,497)	(53,777)	(7,171)	(48,846)	(56,017)

Property, plant and equipment, net	$6,378	$18,912	$25,290	$4,939	$23,253	$28,192	$5,322	$20,697	$26,019

     Depreciation expense is included in the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Cost of product	$489	$510	$974	$1,027
Distribution cost	165	222	333	464
Selling expense	298	276	597	548
General and administrative expense	737	839	1,398	1,677

Total	$1,689	$1,847	$3,302	$3,716

7. Borrowings
     Borrowings consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Current:
Revolving credit facility	$2,979	$—	$7,303

Long-term:
Forgivable note	$750	$—	$—
Industrial revenue bonds	—	5,875	—

	$750	$5,875	$—

Revolving Credit Facility
     The Company maintains a $50 million Revolving Credit Facility (the Facility) which matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of June 30, 2005, there was $47.1 million available under the borrowing base formula, with unused borrowing capacity of $40.8 million. At June 30, 2005, the Company had borrowings of $3.0 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of June 30, 2005. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.

     The Facility requires the compliance with certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2005.
     In the second quarter of 2005, the Company entered into a $750,000 forgivable, interest free loan agreement with the City of Cleveland (Ohio) secured by a promissory note. The note will be forgiven ratably over a five-year period; however, there are certain conditions, including minimum employment levels and payroll expense related to its corporate headquarters, the Company must satisfy in order to achieve forgiveness of the note.
     8. Asset Rationalization and Severance Expense
     Major components of the remaining reserves and accruals for asset rationalization and severance expense as of June 30, 2005 and December 31, 2004 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659

2005 Activity
Additions	—	—	—	327	327
Utilized/payments	(46)	(104)	(150)	(188)	(338)

Asset rationalization reserves and severance accruals at June 30, 2005	$182	$118	$300	$348	$648

9. Detail of Certain Balance Sheets Accounts

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Other current assets:
Other prepaids	$1,878	$1,564	$1,426
Prepaid insurance	449	434	1,513
Notes receivable	187	592	187
Assets held for sale	32	274	—

	$2,546	$2,864	$3,126

Other non-current assets:
Notes receivable	$466	$1,322	$443
Store deposits	532	570	550
Deferred financing charges	81	396	172
Miscellaneous deposits	43	86	69
Other prepaids	33	—	—

	$1,155	$2,374	$1,234

Accounts payable:
Accounts payable	$75,904	$78,309	$50,519
Overdraft balances	12,606	9,257	5,838
Accounts payable to GEBCS for recourse accounts receivable	—	945	14

	$88,510	$88,511	$56,371

Accrued liabilities:
Accrued non-income taxes	$3,729	$3,582	$3,043
Commissions and management bonuses	2,337	3,299	6,008
Salaries and wages	2,531	2,122	469
Insurance — hospitalization and workers’ compensation	2,662	2,609	2,794
Asset rationalization	300	909	450
Insurance — property and casualty	902	991	1,897
Severance	348	106	209
Vendor contract termination	—	—	3,287
Other	5,278	5,218	6,027

	$18,087	$18,836	$24,184

     10. Detail of Certain Statements of Operations Accounts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net sales:
Gross sales	$192,169	$183,218	$291,980	$286,081
Agency sales	(716)	(427)	(1,038)	(427)
Freight revenue	446	514	610	820
Customer discounts, rebates and sales adjustments	(1,698)	(1,116)	(3,297)	(2,241)

	$190,201	$182,189	$288,255	$284,233

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(682)	$(576)	$(982)	$(882)
Private label business credit programs	(2,451)	(1,892)	(3,855)	(2,938)
Private label promotional discounts	(505)	55	(792)	(154)
Provision for doubtful accounts	(41)	—	(71)	—
Customer finance revenue	68	98	152	202
Other	(192)	(239)	(305)	(409)

	$(3,803)	$(2,554)	$(5,853)	$(4,181)

Other expense:
Loss on sale/disposal of fixed assets	—	(89)	—	(76)
Other	—	(1)	(37)	(2)

	$—	$(90)	$(37)	$(78)

Other income:
Vendor payment discounts	121	138	288	267
Gain on sales/disposal of fixed assets	156	—	91	—
Other	6	1	19	39

	$283	$139	$398	$306

Interest expense and facility fees:
Borrowings on revolver	$(46)	$(37)	$(295)	$(306)
Other revolver fees	(72)	(68)	(115)	(112)
Other debt and letters of credit costs	(18)	(64)	(54)	(135)
Interest income	12	33	23	62

	$(124)	$(136)	$(441)	$(491)

Note 3: Subsequent Event
     On July 26, 2005, the Company entered into a definitive Asset Purchase Agreement pursuant to which the Company will sell to Turf Care Supply Corp., an affiliate of Platinum Equity LLC, substantially all of its supply chain assets and enter into a Long-Term Supply Agreement that requires Turf Care Supply Corp. to manufacture and supply to the Company branded and non-branded consumable products for a period not less than five years.
     The Company’s supply chain assets include owned and leased real estate in Ohio, Florida, Massachusetts and Oregon, all raw materials, packaging and inventory (other than that which is located at Company sales locations, LESCO Service Center® stores, or on any Store-on-Wheels® vehicles), contractual agreements with third-party logistics providers and transportation companies, personal property including machinery, equipment and systems related to the owned, leased and contracted facilities, and various product distribution, supply and service contracts. Turf Care Supply Corp. also will hire the employees of the Company located at the acquired manufacturing and distribution sites.
     Turf Care Supply Corp. will pay the Company a cash purchase price equal to the cost of the Company’s inventory sold at closing of the transaction, subject to adjustment for employee-related obligations and accounts payable being assumed by Turf Care Supply Corp. After setoff for such obligations, the Company anticipates receiving at least $25 million in cash.
     The Asset Purchase Agreement contains representations, warranties, indemnities, non-competition provisions and closing conditions (including that Turf Care Supply Corp. must obtain secured financing) that are customary for a transaction of this nature. The proposed transaction is expected to close no later than October 31, 2005, and the Company expects a pre-tax charge associated with the transaction of $27.0 million to $30.0 million.
     The proposed Long-Term Supply Agreement has an “evergreen” term; however, either party can terminate the supply agreement without cause after the first two years with three years’ notice.
     The Company will pay Turf Care Supply Corp. cost plus a fixed margin based on a specified formula for the products manufactured by it and sold to the Company under the Long-Term Supply Agreement. These costs are capped according to an agreed formula.

LESCO, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Organization of Information
     Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:
•	Overview

•	Results of Operations

•	Business Segment Results

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements
OVERVIEW
     LESCO is the nation’s leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns, grounds and gardens along with pest management professionals.
     We track our customers through two customer sectors: Lawn Care and Golf.
     Gross sales for these sectors for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Lawn Care	$154.9	$141.2	$239.2	$226.9
Golf	37.3	42.0	52.8	59.2

	$192.2	$183.2	$292.0	$286.1

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 285 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our consumable Lawn Care products at $6.0 billion of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.
     The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. However, we anticipate that we will be able to extend our presence in under-serviced markets, as we continue to implement a more efficient and lower cost Stores-on-Wheels operating model, which we believe will allow us to expand our fleet and our customer base over the next several years. We currently operate 110 Store-on-Wheels.

RESULTS OF OPERATIONS
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended June 30,
	2005			2004			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$129.9	$25.0	$154.9	$116.1	$25.1	$141.2	11.9%	(0.4)%	9.7%
Golf	12.1	25.2	37.3	10.6	31.4	42.0	14.2	(19.7)	(11.2)

Gross sales	$142.0	$50.2	$192.2	$126.7	$56.5	$183.2	12.1%	(11.2)%	4.9%

Agency sales			(0.7)			(0.4)			75.0
Freight revenue			0.4			0.5			(20.0)
Customer discounts, rebates and sales adjustments			(1.7)			(1.1)			54.5

Net sales			$190.2			$182.2			4.4%

	Six Months Ended June 30,
	2005			2004			% Change
		Other			Other			Other
	Service	Selling		Service	Selling		Service	Selling
(Dollars in millions)	Centers	Locations	Total	Centers	Locations	Total	Centers	Locations	Total
Lawn care	$194.8	$44.4	$239.2	$181.3	$45.6	$226.9	7.4%	(2.6)%	5.4%
Golf	16.3	36.5	52.8	14.4	44.8	59.2	13.2	(18.5)	(10.8)

Gross sales	$211.1	$80.9	$292.0	$195.7	$90.4	$286.1	7.9%	(10.5)%	2.1%

Agency sales			(1.0)			(0.4)			150.0
Freight revenue			0.6			0.8			(25.0)
Customer discounts, rebates and sales adjustments			(3.3)			(2.3)			43.5

Net sales			$288.3			$284.2			1.4%

Service Centers: Service Center gross sales for the second quarter reflect sales transacted through our 285 Service Centers in operation as of June 30, 2005, including 10 new Service Centers opened during the second quarter 2005. The total increase of 12.1% reflects a same-store sales (excluding stores opened in 2005 and 2004) increase of 8.3% and incremental sales of 7.4% from new (2005 and 2004 openings) Service Center sales of $9.4 million. The comparable-store sales increase was due to very strong growth in April resulting from the extended cold weather and snowfall in March 2005, which delayed sales into April. The sales growth for the quarter was predominantly generated in the combination and seed product categories. For the first six months, Service Center sales expanded 7.9%, including a 3.9% same-store sales advance coupled with a 6.6% sales increase, or $12.8 million, from incremental revenues generated from new Service Centers opened in 2005 and 2004. Combination products, equipment and seed provided the vast majority of the sales increase for the first half of 2005 compared to the same period in 2004. We plan to open 32 Service Centers in 2005. Below is a summary of second quarter and first half 2005 and 2004 Service Center sales by period opened:

	For the Three Months Ended June 30,		Variance
(Dollars in millions)	2005	2004	Dollars	%
Stores opened:
Prior to 2003	$125.0	$116.1	$8.9	7.7%
2003	7.6	6.3	1.3	20.6

Comparative stores	132.6	122.4	10.2	8.3
2004	8.6	4.3	4.3	100.0
2005	0.8	—	0.8	—

Total	$142.0	$126.7	$15.3	12.1%

	For the Six Months Ended June 30,		Variance
(Dollars in millions)	2005	2004	Dollars	%
Stores opened:
Prior to 2003	$187.1	$181.7	$5.4	3.0%
2003	11.2	9.2	2.0	21.7

Comparative stores	198.3	190.9	7.4	3.9
2004	11.9	4.8	7.1	147.9
2005	0.9	—	0.9	—

Total	$211.1	$195.7	$15.4	7.9%

     Other Selling Locations: All gross sales for other selling locations reflect sales transacted through our Stores-on-Wheels and our direct sales programs. The decrease of 11.2% for the second quarter is primarily attributable to the year-over-year decline of 19.7% in sales to customers in the golf industry as the second quarter results reflect the impact of the transition of our golf direct sales organization to our Stores-on-Wheels sales channel and the accelerated conversion and expansion to our new Stores-on-Wheels format and field alignment. For the first half of 2005, these other selling channels declined 10.5%, as golf-related sales dropped 18.5% as compared to the same period in 2004. The decline in year-to-date golf sales is attributable to both the inclement weather during the first quarter in the Northeast and Midwest regions of the country along with the previously described transition of our golf direct sales and Stores-on-Wheels sales channels. We continue to evaluate the return on investment relative to our contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. This program has, on occasion, resulted in lost contract sales, and we will continue to eliminate national account sales that do not produce an acceptable level of return on our investment.
     Agency Sales, Freight Revenue and Customer Discounts, Rebates and Sales Adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $0.7 million of agency sales for second quarter and $1.0 million for the first six months of 2005 represent the portion of gross revenue that exceeds the Company’s net product margin. Agency sales were $0.4 million for the second quarter and first half of 2004. The total gross agency sales for the second quarter and first six months of 2005 were $1.0 million and $1.4 million, respectively. For the same periods in 2004, gross agency sales were $0.5 million for both periods. The net product margin recognized in the second quarter and first six months of 2005 was $0.3 million and $0.4 million, respectively, which compares to $0.1 million recorded for both corresponding periods in 2004.
     Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat on a year-over-year basis for the quarter and declined $0.2 million in the first six months of 2005 compared to the same period last year. Customer discounts and rebates in 2005 increased in the second quarter and for the first six months compared to the same periods in 2004 as the Company implemented a customer incentive plan targeted at garnering market share for specific products.

     Gross Profit on Sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		% of Net		% of Net		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	Sales	Dollars	Sales
Product margin	$68.0	35.8%	$62.3	34.2%	$101.0	35.0%	$95.9	33.7%
Distribution cost	(17.1)	(9.0)	(15.3)	(8.4)	(26.7)	(9.3)	(25.3)	(8.9)

Gross profit	$50.9	26.8%	$47.0	25.8%	$74.3	25.8%	$70.6	24.8%

     Product margin improved 160 basis points in the second quarter of 2005 compared to the like period in 2004. The product margin improvement was achieved through expanding margins in the Company’s grass seed, combination and fertilizer product categories. For the first six months, product margin has expanded 130 basis points as the grass seed, control and fertilizer product categories have experienced the largest margin rate gains. This expansion in product margin is despite an approximate 13% year-over-year comparative price increase for urea for the second quarter and the first six months of 2005. Urea, our largest single purchased product or raw material, is used as the nitrogen source for blended fertilizers and combination products. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Urea can represent approximately 8% to 10% of our cost of sales. For 2005, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. The new contract rate for urea purchases increased approximately 14% over the prior year contract rate.
     In the second quarter of 2005, our warehouse and distribution costs increased $1.8 million over the same period in 2004 as fuel surcharges have nearly doubled and there are more locations to where product was shipped. As a percentage of net sales, these costs increased to 9.0% and 9.3% in the second quarter and first half of 2005, respectively, from 8.4% and 8.9% for the same periods in 2004, respectively.
Operating Expenses:

	Three Months Ended June 30,
	2005		2004		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$24.3	12.8%	$22.9	12.6%	$1.4	6.1%	20 bps
Merchant discounts/provision for doubtful accounts	3.8	2.0	2.6	1.4	1.2	46.2	60 bps
Vendor contract termination	0.5	0.3	—	—	0.5	—	—

	$28.6	15.1%	$25.5	14.0%	$3.1	12.2%	110 bps

	Six Months Ended June 30,
	2005		2004		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$48.1	16.7%	$44.6	15.7%	$3.5	7.8%	100 bps
Merchant discounts/provision for doubtful accounts	5.9	2.0	4.2	1.5	1.7	40.5	50 bps
Vendor contract termination	0.5	0.2	—	—	0.5	—	—

	$54.5	18.9%	$48.8	17.2%	$5.7	11.7%	170 bps

Selling Expense
     Selling expense includes all operating expenses of our Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. Approximately $0.8 million of the $1.4 million increase in expense is due to incremental operating costs for Service Centers opened in 2005 and 2004. Other increases in the quarter, on a year-over year basis, were for expenses incurred for costs associated with the Company’s recent elimination of the majority of its sales representative positions, its new direct marketing initiatives, and increased lease costs and fuel charges related to its accelerated roll out of its Store-on-Wheels initiative. These increases in expenses were partially offset by lower sales commission expense.
     For the first six months, approximately $2.0 million of the $3.5 million year-over-year increase is due to incremental operating costs for Service Centers opened in 2005 and 2004. The majority of the remaining increase is related to expenses incurred for severance costs, the Company’s direct marketing initiatives, and new systems connectivity and technology that has been deployed into the Service Centers beginning in 2004 and completed in the second quarter of 2005.
     Merchant Discounts and Provision for Doubtful Accounts
     As a percentage of net sales, merchant discounts and provision for doubtful accounts expense increased 60 basis points year-over-year in the second quarter. In December 2003, we entered into a private label business credit program agreement with GEBCS and sold approximately $57 million of our trade accounts receivable portfolio to GEBCS and in 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. There were no additional accounts sold to GEBCS in 2005. For the second quarter of 2005, total merchant discount expense, including GEBCS, for regular payment terms was 1.7% of net sales. Promotional discount expense was an incremental 0.3% of net sales. In the second quarter of 2004, discount expense for regular payment terms was 1.4% of net sales while there was essentially no impact from promotional discount expense.
     For the first six months of 2005, merchant discounts and provision for doubtful accounts expense increased 50 basis points year-over-year as regular payment terms were 1.7% and promotional discount terms were 0.3% compared to regular payment terms in 2004 representing 1.4% of sales while promotional discount terms were 0.1% of sales.
     Vendor Contract Termination
     In the fourth quarter of 2004, we informed our supplier of methylene urea fertilizer, KPAC Holdings, Inc., that the Company would no longer operate under the terms of its Supply Agreement with KPAC. In the second quarter of 2005, the Company and KPAC reached a settlement through a court appointed mediator. The settlement required the Company to make a cash payment that exceeded management’s initial estimate by $0.5 million. The Company has no further obligation to KPAC.
General and Administrative Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
General & administrative expense	$6.3	$6.6	$(0.3)	$14.0	$14.0	$—
     General and administrative expense decreased by $0.3 million in second quarter 2005 to $6.3 million, or 3.3% of net sales, compared to $6.6 million, or 3.6% of net sales, in second quarter 2004. The decrease in expense year-over-year is due to the $0.6 million reduction in estimated management bonus payments. Additionally, there was an approximate $0.3 million savings in corporate headquarter expenses as the Company reduced its lease obligation for its corporate offices in the fourth quarter of 2004. These expense reductions were partially mitigated by incremental expenses for license fees to operate in various states along with costs related to the proposed transaction to sell the Company’s manufacturing and distribution assets.
     For the first six months of 2005, general and administrative costs remained flat at $14.0 million as compared to the same period in 2004. The reduction in management bonus expense was offset by the costs related to the proposed transaction to sell the Company’s manufacturing and distribution assets, increased payroll taxes and license fees.
Pre-Opening Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Pre-opening expense	$0.5	$0.6	$(0.1)	$0.6	$0.9	$(0.3)
Number of Service Centers opened during the period	10	16	(6)	11	25	(14)
     Pre-opening expense was $0.5 million in second quarter 2005 and $0.6 million for the same period in 2004. For the first six months of 2005, pre-opening expense was $0.6 million compared to $0.9 million for the first half of 2004 as the Company opened 14 more stores in 2004 during the first six months of the year. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, distribution and storage costs, is expensed as incurred and, thus, some costs were incurred in the second quarter of 2005 for stores that are expected to open in the second half of this year.

Other Expense/(Income):

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Other expense	$—	$0.1	$(0.1)	$—	$0.1	$(0.1)
Other income	(0.3)	(0.1)	(0.2)	(0.4)	(0.3)	(0.1)

	$(0.3)	$—	$(0.3)	$(0.4)	$(0.2)	$(0.2)

     The increase in other income for the second quarter and first half of 2005 compared to the same periods in 2004 is primarily due to the gain on the sale of the Wellington property that was no longer utilized in operating the business.
Interest Expense, Net:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Interest expense	$0.1	$0.1	$—	$0.4	$0.5	$(0.1)
     Interest expense, net remained relatively flat in the second quarter of 2005 as compared to the same period in 2004. While the interest rate was higher year-over-year, the average debt during the second quarter and first half of 2005 was lower versus the same periods last year.
Pre-Tax Earnings:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Earnings before taxes	$15.8	$14.2	$1.6	$5.1	$6.6	$(1.5)
     In the second quarter 2005, the Company opened 10 Service Centers to build on its base of 275 Service Centers at the beginning of the quarter. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open 11-15 new Service Centers in the third quarter of 2005. Below are the operating results for the second quarter and first six months of 2005 compared to the same periods in 2004 for all Service Centers opened during 2003, 2004 and the first half of 2005:

	For the Three Months Ended June 30,
	2005				2004
(Dollars in thousands)	Class of 2005	Class of 2004	Class of 2003		Class of 2004	Class of 2003
	(11 Stores)	(27 Stores)	(21 Stores)	Total	(25 Stores)	(21 Stores)	Total
Sales	$822	$8,562	$7,594	$16,978	$4,318	$6,283	$10,601
Cost of product	(546)	(5,577)	(4,961)	(11,084)	(2,928)	(4,253)	(7,181)
Distribution cost	(89)	(359)	(348)	(796)	(277)	(266)	(543)

Gross profit on sales	187	2,626	2,285	5,098	1,113	1,764	2,877
Selling expense	(509)	(1,340)	(1,122)	(2,971)	(1,050)	(1,080)	(2,130)
Merchant discount expense	(14)	(135)	(121)	(270)	(56)	(83)	(139)
Pre-opening expense	(491)	—	—	(491)	(597)	—	(597)

(Loss) income before interest and taxes	$(827)	$1,151	$1,042	$1,366	$(590)	$601	$11

	For the Six Months Ended June 30,
	2005				2004
	Class of 2005	Class of 2004	Class of 2003		Class of 2004	Class of 2003
(Dollars in thousands)	(11 Stores)	(27 Stores)	(21 Stores)	Total	(25 Stores)	(21 Stores)	Total
Sales	$862	$11,953	$11,205	$24,020	$4,768	$9,240	$14,008
Cost of product	(574)	(7,898)	(7,400)	(15,872)	(3,230)	(6,259)	(9,489)
Distribution cost	(96)	(573)	(553)	(1,222)	(376)	(434)	(810)

Gross profit on sales	192	3,482	3,252	6,926	1,162	2,547	3,709
Selling expense	(583)	(2,652)	(2,159)	(5,394)	(1,279)	(2,126)	(3,405)
Merchant discount expense	(15)	(175)	(174)	(364)	(62)	(123)	(185)
Pre-opening expense	(648)	—	—	(648)	(910)	—	(910)

(Loss) income before interest and taxes	$(1,054)	$655	$919	$520	$(1,089)	$298	$(791)

     As a result of the foregoing factors, including the transition of the golf direct selling organization to the Stores-on-Wheels sales channel, settlement of the vendor termination claim, and the operating results of new Service Centers opened in 2003, 2004 and the first half of 2005 that have not yet matured in their operating results, the Company had pre-tax income of $15.8 million for the quarter ended June 30, 2005 compared to pre-tax income of $14.2 million for the quarter ended June 30, 2004. For the first six months of 2005, the above factors resulted in pre-tax income of $5.1 million compared to pre-tax income of $6.6 million for the same period last year.
Income Taxes and Net Loss:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data)	2005	2004	Change	2005	2004	Change
Earnings before income tax (provision) benefit	$15.8	$14.2	$1.6	$5.1	$6.6	$(1.5)
Income tax (provision) benefit:
Current	—	(0.9)	0.9	—	(1.2)	1.2
Deferred	(4.3)	(4.6)	0.3	(0.8)	(1.3)	0.5
Change in valuation allowance	4.3	5.5	(1.2)	0.8	2.2	(1.4)

	—	—	—	—	(0.3)	0.3

Net Income	$15.8	$14.2	$1.6	$5.1	$6.3	$(1.2)

Earnings per common share:
Diluted	$1.71	$1.58		$0.55	$0.70

Basic	$1.77	$1.63		$0.57	$0.72

     The net income for the second quarter 2005 was $15.8 million, or $1.71 per diluted share, compared to net income of $14.2 million, or $1.58 per diluted share, for the second quarter 2004. For the first six months of 2005, net income was $5.1 million, or $0.55 per diluted share, compared to net income of $6.3 million, or $0.70 per diluted share, for the same period in 2004. The second quarter and six months results were reduced $0.03 per diluted share for the settlement of the vendor termination claim.
     In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO decreased its valuation allowance $4.3 million and $0.8 million in the second quarter and first half of 2005, respectively. For the same periods in 2004, the Company decreased its valuation allowance $5.5 million and $2.2 million, respectively.
     If the Company did not receive the benefit of the reduction of the valuation allowance for its deferred tax assets and it recorded a tax provision at its estimated 39% effective tax rate, it would have recognized a tax expense of $6.1 million and $2.0 million for second quarter and first six months of 2005, respectively, thus reducing diluted earnings per share approximately $0.67 and $0.21 for the second quarter and six month period. For the second quarter and first six months of 2004, the Company’s income per diluted share was increased approximately $0.61 and $0.25, respectively, due to the same tax circumstances as in 2005.
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
     The following are the operating results of each of our operating segments. EBIT is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflect the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity.
     Selling Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Net sales	$190.2	$182.2	$288.3	$284.2
Cost of product	(125.1)	(123.8)	(191.4)	(192.7)
Distribution cost	(8.3)	(8.8)	(13.8)	(14.0)

Gross profit on sales	56.8	49.6	83.1	77.5

Selling expense	(22.5)	(21.4)	(44.4)	(41.4)
Merchant discounts and provision for doubtful accounts	(3.8)	(2.6)	(5.9)	(4.2)
Pre-opening expense	(0.5)	(0.6)	(0.6)	(0.9)

Earnings Before Interest and Taxes (EBIT)	$30.0	$25.0	$32.2	$31.0

Support Segment
     The Support segment includes the operating results and invested capital of all non-selling locations including manufacturing (blending facilities and seed processing plant), distribution hubs (including in-bound freight costs to the distribution hubs), and corporate costs (including corporate management of sales, marketing, customer service, accounting and finance, human resources, information systems, etc.). We believe that these costs are essential to managing the selling locations and to managing a public company. Resources are only allocated to the Support segment if the result is a net reduction in expenses or the allocation is necessary for the maintenance of facilities, support of the expansion of selling locations, maintaining the corporate structure or is mandated by law or governmental order.

     Support Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Net sales	$—	$—	$—	$—
Cost of product (a)	2.9	3.9	4.1	4.4
Distribution cost (b)	(8.7)	(6.5)	(12.9)	(11.3)

Gross loss on sales	(5.8)	(2.6)	(8.8)	(6.9)
Selling expense (c)	(1.8)	(1.4)	(3.7)	(3.3)

General & administrative expense	(6.3)	(6.7)	(14.0)	(14.0)
Vendor contract termination	(0.5)	—	(0.5)	—
Other expense (d)	—	(0.1)	—	(0.1)
Other income (d)	0.3	0.1	0.4	0.3

EBIT	$(14.1)	$(10.7)	$(26.6)	$(24.0)

(a)	Includes various manufacturing and procurement costs reduced by suppliers’ rebates.

(b)	Reflects warehousing expense and freight costs incurred to transport product from manufacturing facilities to hubs.

(c)	Represents corporate costs incurred for marketing, customer service and sales management.

(d)	Includes all other non-selling, miscellaneous income and expense items that are not incurred in the ordinary course of business at the Service Centers, Stores-on-Wheels or direct sales channel.
Consolidated Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Net sales	$190.2	$182.2	$288.3	$284.2
Cost of product	(122.2)	(119.9)	(187.2)	(188.4)
Distribution cost	(17.1)	(15.3)	(26.8)	(25.2)

Gross profit on sales	50.9	47.0	74.3	70.6
Selling expense	(24.3)	(22.9)	(48.1)	(44.6)
General & administrative expense	(6.3)	(6.6)	(14.0)	(14.0)
Merchant discounts and provision for doubtful accounts	(3.8)	(2.6)	(5.9)	(4.2)
Pre-opening expense	(0.5)	(0.6)	(0.6)	(0.9)
Vendor contract termination	(0.5)	—	(0.5)	—
Other expense	—	(0.1)	(0.1)	(0.1)
Other income	0.3	0.1	0.4	0.3

EBIT	$15.8	$14.3	$5.5	$7.1

LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Six Months Ended June 30,
(Dollars in millions)	2005	2004
Cash (used in) provided by operations	$(1.4)	$38.0
Cash used in investing activities	(2.4)	(0.5)

Cash provided by (used in) financing activities	4.2	(18.1)

Increase in cash and cash equivalents	$0.4	$19.4

     In January 2005, the Securities and Exchange Commission issued additional guidance for the reporting of cash flows from the sale of accounts receivable. As such, the cash generated from the sale of our accounts receivable is now reflected in the Operating Activities section of our cash flows statement when, historically, it has been reflected in Financing Activities. Below is a reconciliation of GAAP reported cash flows from Operations to a non-GAAP presentation that excludes the sale of accounts receivable:

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Cash (used in) provided by operating activities — GAAP	$(1.4)	$38.0
Less: Cash received for sale of accounts receivable	—	(5.2)

Adjusted cash (used in) provided by operating activities — non-GAAP	$(1.4)	$32.8

     “Adjusted cash (used in) provided by operating activities” is a non-GAAP financial measure. It should not be considered as an alternative to “Cash provided by operating activities” as calculated in accordance with GAAP. We believe this adjustment to “Cash provided by operating activities” is useful because we do not expect to generate significant cash flow from future sales of accounts receivable and believe investors should be aware of how that will affect our “Cash provided by operating activities” calculated in accordance with GAAP. As a result of outsourcing to the GEBCS private label credit program, we have sold a majority of our accounts receivable from the sale of products on a permanent basis and no longer generate significant accounts receivable from our sale of products. As of June 30, 2005, our remaining balance of accounts receivable relating to our sale of products was $6.4 million. Investors should not expect us to generate cash flows from operations from sales of accounts receivable in the future in the same magnitude as in 2004.
     Cash was used by operations in the first six months of 2005 as inventory increased while the Company purchased product based on anticipated sales, but did not achieve its desired sales goals. Additionally, the Company made a cash payment to settle its dispute with a prior vendor related to a supply contract the Company terminated in 2004. The Company also accelerated its cash payment cycle with another vendor in return for an extension of its supply arrangement. This resulted in a decrease in accounts payable leverage and an increased use of cash.
     Accounts payable leverage is summarized as follows and includes an adjustment to accounts payable as of June 30, 2004 related to the uncollected portion of the receivable portfolio sold to GEBCS:

	For the Six Months Ended June 30,
(Dollars in millions)	2005	2004
Accounts payable	$88.5	$88.5
Less: Payable to GEBCS	—	(0.9)

Adjusted accounts payable	$88.5	$87.6

Inventory	$133.9	$118.5

Accounts payable leverage	66.1%	73.9%

     The payable to GEBCS represents the portion of the receivable portfolio sold to GEBCS on December 30, 2003 that remained uncollected by GEBCS and secured by the Company. All of these balances were subsequently collected by GEBCS. As a result, the Company had no liability to GEBCS at June 30, 2005 compared to the June 30, 2004 balance of $0.9 million. An account payable to GEBCS will not be included in accounts payable calculated in accordance with GAAP on a going forward basis as a result of collection of the related accounts receivable.
     “Adjusted accounts payable” is a non-GAAP financial measure and should not be viewed as an alternative to accounts payable calculated in accordance with GAAP because it excludes the payable to GEBCS. We, however, believe that failing to adjust accounts payable for the GEBCS payable would result in an overstated accounts payable leverage percentage. If we included the account payable to GEBCS, our accounts payable leverage at June 30, 2004 would have been 74.7%, which management believes is not an appropriate reflection of the Company’s inventory management and payment terms.
     Capital Expenditures: Our 2005 capital expenditures can be summarized as follows:

	For the Six Months Ended June 30,
(Dollars in millions)	2005	2004
New Service Centers	$0.8	$1.0
Other Service Centers	1.4	—
Manufacturing facilities and corporate systems	0.5	1.1

	$2.7	$2.1

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
     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 of inventory, of which an estimated 50% or more is leveraged through payment terms with our suppliers. Costs incurred up to the date when the Service Center opens for business, including lease costs, (pre-opening costs) are approximately $25,000 and are expensed when incurred. A new Service Center is expected to achieve break-even operating results during its second year of operations and thereafter to become profitable. Typically, it is at least five years before a Service Center achieves a mature level of operating results.
Financing Activities
     The Company maintains a $50 million Revolving Credit Facility (the Facility) which matures December 30, 2006 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. The Facility bears interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of June 30, 2005, there was $47.1 million available under the borrowing base formula with unused borrowing capacity of $40.8 million. As of June 30, 2005, the Company had borrowings of $3.0 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of June 30, 2005. Letter of credit fees range from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.
     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2005.
     In the second quarter of 2005, the Company entered into a $750,000 forgivable, interest free loan agreement with the City of Cleveland (Ohio) secured by a promissory note. The note will be forgiven ratably over a five-year period, however; there are certain conditions, including minimum employment levels and payroll expense related to the its corporate headquarters, the Company must satisfy in order to achieve forgiveness of the note.
     We believe that the Company’s financial condition continues to be strong. Together, its cash balances, other liquid assets, expected operating cash flows, access to debt and equity capital markets, and borrowing capacity provide adequate resources to fund short-term and long-term operating requirements and future capital expenditures related to Service Center expansion and other projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control.
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
Revenue Recognition
     The Company’s sales are comprised of five major revenue classifications: sales of owned product to customers, sales of vendor consigned products, sales of product under agency arrangements, freight revenue, and contra sales recorded for customer discounts and rebates.
     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $7.2 million and $11.7 million for the quarter and six months ended June 30, 2005, respectively, and $11.5 million and $16.2 million for the same periods in 2004, respectively. Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $0.2 million and $0.3 million, respectively, for the quarter and six months ended June 30, 2005 and $0.1 million for both the quarter and six months ended

June 30, 2004. Revenues generated in transactions for shipping and handling services are included in net sales. Revenues generated in transactions for shipping and handling services are included in ‘Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ‘Distribution Costs’ which are a component of cost of goods sold to determine the Company’s ‘Gross Profit on Sales’. Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and credited to inventory valuation reserves when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. Bad debt expense recognized for the quarter and six months ended June 30, 2005 was $40,000 and $70,000, respectively, and was $-0- for the corresponding periods in 2004.
Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. We maintain a reserve for inventory shrink on a specific location basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $5.3 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of June 30, 2005. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
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
FORWARD LOOKING STATEMENTS
     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; the Company’s ability to transition quickly and effectively from a golf sales representative model to a Stores-on-Wheels model; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively manufacture, market and distribute new products; the success of the Company’s operating plans; regional weather conditions; the condition of the industry and the economy; the Company’s ability to consummate the transaction with Turf Care Supply Corp. regarding LESCO’s manufacturing and distribution assets ; and the costs and other effects of legal and administrative proceedings. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk, principally interest rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates over time. Interest paid on the Company’s debt is sensitive to changes in interest rates. The interest rate for the Facility is variable, while the interest component of its operating leases is generally fixed.
     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of June 30, 2005, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, for more detailed information regarding market risk.
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

     During the second quarter, management did not identify any change in the Company’s internal controls in connection with its evaluation thereof that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.
ITEM 1. LEGAL PROCEEDINGS
     In 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of Dimension® Crabgrass Pre-emergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company has held discussions with the NYSDEC relative to a settlement. The Company believes that the likelihood of potential loss as defined in paragraph 3 of FAS 5 is probable. After consulting with counsel concerning possible outcomes in the suit, the Company accrued to its balance sheet an amount that it deems immaterial . The accrual is based on its assessment of the likely outcome in the suit. The Company does not expect the potential loss to be recoverable through insurance, indemnification agreements or other sources.
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
     We filed the declaratory judgment action after the supplier refused the Company’s offer to settle its liability for $2.2 million plus forgiveness of a $1.3 million note receivable due from the supplier, which the Company believed represented the extent of its potential liability under the Supply Agreement. The supplier asserted counterclaims against the Company seeking damages in excess of $7 million for breach of the Supply Agreement, breach of the asset purchase agreement and breach of an alleged agreement to settle the Company’s liability on more favorable terms to the supplier. The supplier’s two shareholders moved to intervene to assert a claim for breach of the same alleged settlement agreement. On April 29, 2005, the parties participated in a court-ordered mediation with a federal magistrate judge and reached a settlement. In exchange for a complete release from KPAC and its shareholders, the Company paid KPAC $3.3 million in cash and forgave the approximate $1.3 million balance of a note receivable from KPAC. The suit was dismissed with prejudice in May 2005.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Shareholders held on May 11, 2005, the shareholders elected seven directors to serve one-year terms. No other matters were voted upon at the meeting.
     Following is the final results of the votes cast:

	For	Withheld
Michael P. DiMino	8,240,775	277,727
J. Martin Erbaugh	8,192,817	325,685
Michael E. Gibbons	8,162,282	356,220
Enrique Foster Gittes	8,243,911	274,591
Lee C. Howley	8,244,180	274,322
Christopher H. B. Mills	8,193,963	324,539
R. Lawrence Roth	8,194,030	324,472
ITEM 6. EXHIBITS

Exhibits	Exhibits 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

	Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 31(a)	Michael P. DiMino Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Michael P. DiMino Section 1350 Certification

	Exhibit 32(b)	Jeffrey L. Rutherford Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: August 2, 2005	By: /s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary