Form 10-Q
period 2005-09-30
LESCO INC/OH
filed 2005-11-09
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☑
     Number of Common Shares, without par value, outstanding on November 8, 2005: 8,936,577

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS (to be updated by K Minahan)
ITEM 6. EXHIBITS
SIGNATURES
EX-2 Asset Purchase Agreement
EX-10(A) Retention Agreement
EX-10(B) Board of Directors - Resolutions
EX-31(A) 302 Certification for CEO
EX-31(B) 302 Certification for CFO
EX-32(A) 906 Certification for CEO
EX-32(B) 906 Certification for CFO

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS –UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net sales	$158,867	$152,655	$447,121	$436,888
Cost of product	(108,619)	(99,632)	(295,855)	(288,028)
Distribution cost	(12,962)	(12,367)	(39,711)	(37,635)

Gross profit on sales	37,286	40,656	111,555	111,225

Selling expense	(24,083)	(23,285)	(72,190)	(67,920)
General & administrative expense	(6,095)	(7,171)	(19,852)	(21,153)
Merchant discounts and provision for doubtful accounts	(3,458)	(2,678)	(9,311)	(6,859)
Pre-opening expense	(459)	(55)	(1,108)	(964)
Corporate relocation expense	—	(4,928)	—	(4,928)
Hurricane/flood expense	—	(1,350)	—	(1,350)
Vendor contract termination	(11)	—	(474)	—
Supply chain transaction expense	(19,041)	—	(19,323)	—
Other expense	(168)	(26)	(114)	(104)
Other income	139	51	444	357

(Loss) earnings before interest and taxes	(15,890)	1,214	(10,373)	8,304
Interest expense, net	(301)	(104)	(741)	(595)

(Loss) earnings before taxes	(16,191)	1,110	(11,114)	7,709
Income tax (provision) benefit:
Current	—	(1,919)	—	(3,165)
Deferred	7,294	1,486	6,520	158
Change in valuation allowance	(7,294)	433	(6,520)	2,667

	—	—	—	(340)

Net (loss) income	$(16,191)	$1,110	$(11,114)	$7,369

(Loss) earnings per of common share:
Diluted	$(1.82)	$0.12	$(1.25)	$0.82

Basic	$(1.82)	$0.13	$(1.25)	$0.85

Average number of common shares and common share equivalents outstanding:
Diluted	8,901,528	9,001,687	8,869,198	8,943,441

Basic	8,901,528	8,704,694	8,869,198	8,693,298

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

(Dollars in thousands)	September 30, 2005	September 30, 2004	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$7,286	$8,007	$8,101
Accounts receivable, net	15,082	14,306	16,931
Inventories	126,915	110,931	100,582
Other	3,305	3,818	3,126

TOTAL CURRENT ASSETS	152,588	137,062	128,740
Property, plant and equipment, net	10,409	27,310	26,019
Other	1,138	2,245	1,234

	$164,135	$166,617	$155,993

CURRENT LIABILITIES:
Accounts payable	$66,825	$57,811	$56,371
Accrued liabilities	23,672	23,029	24,184
Revolving credit facility	13,454	—	7,303

TOTAL CURRENT LIABILITIES	103,951	80,840	87,858

Long-term debt	—	5,875	—
Other non-current liabilities	2,631	555	1,612

SHAREHOLDERS’ EQUITY:
Common shares—without par value—
19,500,000 shares authorized; 8,925,844 shares issued and outstanding at Sept. 30, 2005; 8,704,694 shares issued and outstanding at Sept. 30, 2004 and 8,697,194 issued and outstanding at December 31, 2004	892	871	870
Paid-in capital	37,957	34,970	34,846
Retained earnings	20,523	44,631	31,637
Unearned compensation	(1,819)	(1,125)	(830)

TOTAL SHAREHOLDERS’ EQUITY	57,553	79,347	66,523

	$164,135	$166,617	$155,993

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(11,114)	$7,369
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,019	5,536
Amortization of deferred financing fees and other	118	129
Decrease (increase) in accounts receivable	1,849	(974)
Sale of accounts receivable	—	5,946
Increase in inventories	(26,333)	(17,351)
(Gain) loss on sale/disposal of fixed assets	(47)	96
Impairment of property, plant and equipment	14,118	—
(Decrease) increase in accounts payable	(1,838)	13,480
Amortization of unearned compensation	619	492
Decrease in refundable income tax	706	4,005
(Decrease) increase in other current items	(1,211)	4,698

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,114)	23,426

INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	255	1,597
Purchase of property, plant and equipment
Stores	(2,792)	(1,401)
Non-Stores	(882)	(1,695)

NET CASH USED IN INVESTING ACTIVITIES	(3,419)	(1,499)

FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	12,292	(6,100)
Proceeds from borrowings	527,149	487,541
Reduction of borrowings	(520,248)	(503,082)
Exercised stock options, net of treasury shares	1,525	216

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,718	(21,425)

Net change in cash and cash equivalents	(815)	502

Cash and cash equivalents — Beginning of the period	8,101	7,505

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$7,286	$8,007

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(761)	$(608)

Income taxes (paid) refunded	$(98)	$3,576

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 296 LESCO Service Center® stores, 111 Stores-on-Wheels® vehicles and other direct sales efforts. At September 30, 2005, the Company operated eight distribution hubs, three fertilizer blending facilities and a grass seed processing plant. See note 3 “Subsequent Event” for a discussion of the transaction relating to these assets.
     Segment Information: With the Company’s sale of its supply chain assets, it has realigned its reporting segments for which separate information is available as Stores and Direct Sales. Operating results for each of these segments are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels (Service Centers and Stores-on-Wheels are collectively referred to as “Stores”) and field management organization. The Direct Sales segment consists of the direct sales (sales not transacted at Stores), national account customers, including large retailer accounts, along with the operations of LESCO sales representatives. Corporate is composed of all corporate general and administrative expense, any charges and all costs from the manufacturing and distribution facilities (supply chain assets), marketing costs including merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct Sales Segments.
     The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location within the Stores and Direct Sales Segments. These Four-Wall P&Ls include the sales and cost of product and operating expenses necessary to operate the individual selling locations. The Stores and Direct Sales segments operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense, warehouse and distribution costs and a portion of merchant discounts not charged to the Four-Wall P&Ls. Charges incurred in 2005 for the supply chain transaction and supplier settlement, and in 2004 for corporate relocation and hurricane/flood expenses, were not allocated to the segments.

     Below are the unaudited results for the Stores and Direct Sales segments and Corporate for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Net sales
Stores	$142.7	$129.1	$383.9	$354.7
Direct Sales	16.2	23.6	63.2	82.2
Corporate	—	—	—	—

	$158.9	$152.7	$447.1	$436.9

(Loss) earnings before interest and taxes
Stores	$16.1	$16.9	$40.6	$41.5
Direct Sales	0.1	(0.7)	(0.3)	0.2
Corporate	(32.1)	(15.0)	(50.7)	(33.4)

	$(15.9)	$1.2	$(10.4)	$8.3

Capital expenditures
Stores	$0.6	$0.3	$2.8	$1.4
Direct Sales	—	—	—	—
Corporate	0.4	0.7	0.9	1.7

	$1.0	$1.0	$3.7	$3.1

Depreciation expense
Stores	$0.3	$0.3	$0.9	$0.8
Direct Sales	—	—	—	—
Corporate	1.4	1.5	4.1	4.7

	$1.7	$1.8	$5.0	$5.5

Intangible asset amortization expense
Stores	$—	$—	$—	$—
Direct Sales	—	—	—	—
Corporate	—	—	0.1	0.1

	$—	$—	$0.1	$0.1

	As of September 30,
	2005	2004
Total assets
Stores	$100.4	$81.5
Direct Sales	0.8	1.4
Corporate	62.9	83.7

	$164.1	$166.6

Note 2. Summary of Significant Accounting Policies
     1. Principles of Consolidation: The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts. Certain reclassifications have been made to prior year amounts to conform to the current presentation.
     2. Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the quarter. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the quarter utilizing the treasury stock method for stock options. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.
     A reconciliation of net (loss) income applicable to common shares and the weighted average number of common share and common share equivalent outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net (loss) income applicable to common shares	$(16,191)	$1,110	$(11,114)	$7,369

Weighted average number of common shares outstanding (basic)	8,901,528	8,704,694	8,869,198	8,693,298
Weighted average dilutive stock options	—	296,993	—	250,143

Weighted average number of common and common equivalent shares outstanding (diluted)	8,901,528	9,001,687	8,869,198	8,943,441

Diluted (loss) earnings per share	$(1.82)	$0.12	$(1.25)	$0.82
Basic (loss) earnings per share	$(1.82)	$0.13	$(1.25)	$0.85
     3. Stock Options: The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and does not issue options below market price on the date of grant and, accordingly, does not recognize compensation expense for its stock-option awards to employees in the Consolidated Statements of Operations. The following table reflects pro forma net (loss) income and (loss) income per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net (loss) income as reported	$(16,191)	$1,110	$(11,114)	$7,369
Less: stock option expense	(112)	(137)	(245)	(420)

Pro forma net (loss) income	$(16,303)	$973	$(11,359)	$6,949

(Loss) earnings per diluted share
As reported	$(1.82)	$0.12	$(1.25)	$0.82
Pro forma	$(1.83)	$0.11	$(1.28)	$0.78

(Loss) earnings per basic share
As reported	$(1.82)	$0.13	$(1.25)	$0.85
Pro forma	$(1.83)	$0.11	$(1.28)	$0.80

     4. Accounts Receivable: Accounts receivable consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Supplier rebate programs	$8,730	$8,958	$12,139
Trade receivables
Recourse	—	79	14
Owned — domestic	5,202	6,238	4,477
Owned — international	2,190	1,642	1,848
Other	2,231	966	1,283
Allowance for doubtful accounts	(3,271)	(3,577)	(2,830)

	$15,082	$14,306	$16,931

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
     LESCO utilizes GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”), for the Company’s private label business credit program. Under its Credit Agreement with GEBCS, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds due from GEBCS as of a balance sheet date are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statements of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit risk and losses. The initial term of the Credit Agreement is through December 30, 2008 with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.
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
     GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears all credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio. LESCO did not recognize the initial sale of recourse accounts to GEBCS as of December 30, 2003. Therefore, all recourse receivable balances that existed at December 30, 2003 (the date of the GEBCS transaction) are recognized as accounts receivable by the Company, along with a corresponding borrowing from GEBCS. All of these balances were subsequently collected by GEBCS, and there is no remaining balance at September 30, 2005. Accounts receivable from sales activity on recourse accounts subsequent to December 30, 2003 is not recognized on the Company’s balance sheets. A reconciliation of total recourse account balances to the receivable portion owned by the Company and recorded in the balance sheets is as follows:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Total recourse account balances	$5,250	$4,799	$4,679
Accounts owned by GEBCS	(5,250)	(4,720)	(4,665)

Recourse receivables owned by LESCO	$—	$79	$14

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
     5. Inventories: Inventories consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Finished goods and purchased inventories
Selling locations	$77,171	$64,307	$52,063
Distribution hubs and plants	37,420	41,501	35,119
Capitalized procurement, warehousing and distribution costs	11,425	7,193	8,512
Less: Markdown, shrink and vendor discount reserves	(3,945)	(1,528)	(3,338)
Inventory held on consignment	(5,212)	(8,856)	(6,919)

	116,859	102,617	85,437
Raw Materials	10,056	8,314	15,145

	$126,915	$110,931	$100,582

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. The Company includes its general and administrative procurement costs in inventory. The amount of these costs included in inventory was $260,000 at September 30, 2005 and December 31, 2004 and $310,000 at September 30, 2004, which represented 0.2%, 0.3% and 0.3% of the value of the Company’s total inventory as of the respective balance sheet dates. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.
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
     On July 26, 2005, the Company entered into a definitive Asset Purchase Agreement to sell substantially all of its supply chain assets and enter into a Long-Term Supply Agreement with Turf Care Supply Corp. (TCS), an affiliate of Platinum Equity LLC, that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period not less than five years.
     As a result of the Company’s decision to sell its supply chain assets, which sale was effective October 1, 2005 (see Note 3 — Subsequent Event), the Company wrote down the affected assets to their net realizable value less costs to dispose and recorded a $14,118,000 impairment of its property, plant and equipment located at its manufacturing, distribution and corporate facilities. The recognized impairment was based on the recorded net book value as of September 30, 2005.

     The Company currently retains certain properties of former operations that are being held for sale. There is approximately $62,000 recorded as an asset for these properties at September 30, 2005. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs. At September 30, 2004, there was $274,000 of other assets held for sale that were sold in the fourth quarter of 2004 incurring an approximate $264,000 loss on sale.
     Property, plant and equipment, net consists of the following:

	September 30, 2005				September 30, 2004				December 31, 2004
		Direct				Direct				Direct
(Dollars in thousands)	Stores	Sales	Corporate	Total	Stores	Sales	Corporate	Total	Stores	Sales	Corporate	Total

Land	$—	$—	$600	$600	$—	$—	$600	$600	$—	$—	$600	$600
Buildings and improvements	2,350	—	18,632	20,982	1,441	—	18,527	19,968	1,592	—	18,337	19,929
Machinery and equipment	5,072	7	20,014	25,093	3,882	22	20,458	24,362	4,083	22	20,645	24,750
Furniture and fixtures	6,652	308	30,473	37,433	6,177	456	30,941	37,574	5,847	455	30,455	36,757

Subtotal	14,074	315	69,719	84,108	11,500	478	70,526	82,504	11,522	477	70,037	82,036
Less: Accumulated depreciation	(7,539)	(210)	(51,832)	(59,581)	(6,815)	(224)	(48,155)	(55,194)	(6,932)	(239)	(48,846)	(56,017)
Less: Impairment	—	—	(14,118)	(14,118)	—	—	—	—	—	—	—	—

Property, plant and equipment, net	$6,535	$105	$3,769	$10,409	$4,685	$254	$22,371	$27,310	$4,590	$238	$21,191	$26,019

     Depreciation expense is included in the following:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(Dollars in thousands)	2005	2004	2005	2004
Stores	$334	$252	$885	$750
Direct Sales	12	21	45	58
Corporate	1,371	1,547	4,089	4,728

Total	$1,717	$1,820	$5,019	$5,536

     7. Borrowings: Borrowings consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Current:
Revolving credit facility	$13,454	$—	$7,303

Long-term:
Industrial revenue bonds	$—	$5,875	$—

     Revolving Credit Facility
     The Company maintains a $50 million Revolving Credit Facility (the Facility) which, prior to its amendment on October 7, 2005, matured December 30, 2006 and was secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. Prior to its amendment, the Facility bore interest at LIBOR plus 2.0% to 2.5%, based on the level of borrowings, and required the payment of a facility fee ranging from 0.4% to 0.5% on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory less outstanding letters of credit. As of September 30, 2005, there was $45.5 million available under the borrowing base formula, with unused borrowing capacity of $32.0 million. At September 30, 2005, the Company had borrowings of $13.5 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of September 30, 2005. Prior to amendment of the facility on October 7, 2005, letter of credit fees ranged from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.
     The Facility requires the Company to be in compliance with certain covenants, with the only financial covenant being a fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of September 30, 2005.
     On October 7, 2005, the Company amended the Facility. The base amount of the facility remains at $50 million with the term extending until October 7, 2010. The Facility bears interest at a rate of LIBOR plus 1.25% with a facility fee of 0.25% for the unused portion of availability. The letter of credit fees are fixed at 1.0% with an issuance fee of 0.25%. The Facility is secured by inventory.
     8. Asset Rationalization and Severance Expense: Major components of the remaining reserves and accruals for asset rationalization and severance expense as of September 30, 2005 and December 31, 2004 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659

2005 Activity
Additions	—	—	—	354	354
Utilized/payments	(52)	(117)	(169)	(469)	(638)

Asset rationalization reserves and severance accruals at September 30, 2005	$176	$105	$281	$94	$375

     Of the additional $354,000 of expense recognized in 2005, $325,000 was recorded in selling expense and $29,000 was recorded in general and administrative expense.
     On October 21, 2005, the Company’s Board of Directors appointed a new Chief Executive Officer and, as such, the Company expects to record approximately $1.5 million of severance costs in the fourth quarter of 2005 related to the departure of its former President and Chief Executive Officer. This expected cost is not reflected in the severance accrual as of September 30, 2005.

9. Detail of Certain Balance Sheets Accounts:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Other current assets:
Other prepaids	$1,433	$1,272	$1,426
Prepaid insurance	1,623	1,680	1,513
Notes receivable	187	592	187
Assets held for sale	62	274	—

	$3,305	$3,818	$3,126

Other non-current assets:
Notes receivable	$477	$1,350	$443
Store deposits	534	562	550
Deferred financing charges	40	210	172
Miscellaneous deposits	44	86	69
Other prepaids	43	37	—

	$1,138	$2,245	$1,234

Accounts payable:
Accounts payable	$48,636	$51,949	$50,519
Overdraft balances	18,189	5,783	5,838
Accounts payable to GEBCS for recourse accounts receivable	—	79	14

	$66,825	$57,811	$56,371

Accrued liabilities:
Accrued non-income taxes	$3,969	$3,126	$3,043
Commissions and management bonuses	3,593	4,914	6,008
Salaries and wages	1,485	1,498	469
Insurance – hospitalization and workers’ compensation	2,273	2,816	2,794
Asset rationalization	281	799	450
Insurance – property and casualty	970	1,092	1,897
Severance	94	26	209
Vendor contract termination	—	—	3,287
Accrued disposal cost	3,415	—	—
Other	7,592	8,758	6,027

	$23,672	$23,029	$24,184

10. Detail of Certain Statements of Operations Accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net sales:
Gross sales	$160,433	$153,388	$452,412	$439,469
Agency sales	(881)	(622)	(1,919)	(1,049)
Freight revenue	405	431	1,015	1,251
Customer discounts, rebates and sales adjustments	(1,090)	(542)	(4,387)	(2,783)

	$158,867	$152,655	$447,121	$436,888

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(609)	$(531)	$(1,591)	$(1,413)
Private label business credit programs	(2,198)	(1,743)	(6,053)	(4,682)
Private label promotional discounts	(513)	(225)	(1,306)	(378)
Provision for doubtful accounts	(105)	—	(176)	—
Customer finance revenue	104	62	256	264
Other	(137)	(241)	(441)	(650)

	$(3,458)	$(2,678)	$(9,311)	$(6,859)

Other expense:
Loss on sale/disposal of fixed assets	$(168)	$(20)	$(77)	$(96)
Other	—	(6)	(37)	(8)

	$(168)	$(26)	$(114)	$(104)

Other income:
Vendor payment discounts	$128	$47	$415	$314
Other	11	4	29	43

	$139	$51	$444	$357

Interest expense and facility fees:
Borrowings on revolver	$(237)	$(25)	$(531)	$(332)
Other revolver fees	(87)	(56)	(202)	(168)
Other debt and letters of credit costs	(18)	(68)	(72)	(203)
Interest income	41	45	64	108

	$(301)	$(104)	$(741)	$(595)

Note 3: Subsequent Event
     On October 11, 2005, the Company announced that it had completed the sale of its supply chain assets to Turf Care Supply Corp. (TCS), an affiliate of Platinum Equity LLC. Concurrently with the sale, LESCO entered into a Long-Term Supply Agreement that requires Turf Care Supply Corp. to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years.
     The Company’s supply chain assets transferred to TCS include owned and leased real estate in Ohio, Florida, Massachusetts and Oregon, all raw materials, packaging and inventory (other than that which is located at Company sales locations, LESCO Service Center® stores, or on any Stores-on-Wheels® vehicles), contractual agreements with third-party logistics providers and transportation companies, personal property including machinery, equipment and systems related to the owned, leased and contracted facilities, and various product distribution, supply and service contracts, and the consumable products inventory stored at those locations including fertilizer, seed, control products, combination products and related products. In addition, most distribution agreements and certain transportation contracts will be retained by the Company until they expire at the end of 2005. Certain other supply chain contracts, including agreements with seed growers, seed variety licenses and agency agreements, will remain with the Company indefinitely. Turf Care Supply Corp. also hired the employees of the Company located at the acquired manufacturing and distribution sites.
     The purchase price of approximately $34 million represents the cost of the Company’s inventory transferred at closing, subject to adjustments for employee-related obligations and accounts payable assumed by TCS. At closing, the Company received $15 million in cash. In addition, TCS is contractually obligated to pay the Company approximately $19 million over the 12 weeks immediately following closing. Ultimately, the Company expects to harvest $25 million in cash after settling all requirements associated with the transaction including the accounts payable due to vendors for the inventory transferred to TCS.
     The Asset Purchase Agreement contains representations, warranties, indemnities and non-competition provisions that are customary for a transaction of this nature. The Long-Term Supply Agreement has an “evergreen” term; however, either party can terminate the supply agreement without cause after the first two years with three years notice.
     The Company will pay TCS its cost plus a fixed margin based on a specified formula for the products manufactured or sourced by it and sold to the Company under the Long-Term Supply Agreement. The annual costs that TCS may charge to the Company are capped according to an agreed formula. Cost savings realized by TCS will be shared with the Company according to an agreed formula. TCS must meet specified service levels or it will incur financial penalties and, under certain circumstances, the Company may terminate the Long-Term Supply Agreement.
     On October 13, 2005, the Company entered into a purchase agreement with Gardner, Inc. (Gardner) whereby Gardner will purchase certain of LESCO’s parts merchandise. The Company has also entered into a supply agreement with Gardner whereby the Company may source parts merchandise from Gardner at cost plus a specified margin. The Company intends to source parts through this agreement based on orders sold to its customers.
Note 4. Supply Chain Transactions
     Based on the Company’s decision to sell its supply chain assets, the following expenses were recorded:

	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2005	September 30, 2005
Asset impairment	$14.1	$14.1
Cost of disposal	3.4	3.7
Lease termination	0.9	0.9
Bank fees and insurance costs	0.6	0.6

	$19.0	$19.3

     Also during the three months ended September 30, 2005, the Company recognized an inventory markdown of $0.8 million related to its supply chain inventory and $3.0 million for inventory markdowns related to its parts inventory. Both markdowns are reflected in cost of product in the accompanying statements of operations.

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
OVERVIEW
     LESCO is a leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. The professional users of our products include lawn care and landscape firms, pest management professionals and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and other organizations that use in-house employees to maintain lawns, grounds and gardens.
     We track our customers through two customer sectors: Lawn Care and Golf.
     Gross sales for these sectors for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Lawn Care	$122.2	$112.6	$361.4	$339.5
Golf	38.2	40.8	91.0	100.0

	$160.4	$153.4	$452.4	$439.5

     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct sales provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 296 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our consumable Lawn Care products at $6.0 billion of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, the higher number of two-income families and continued time constraints on consumers.
     The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. However, we anticipate that we will be able to extend our presence in under-serviced markets, as we continue to implement a more efficient and lower cost Stores-on-Wheels operating model, which we believe will allow us to expand our fleet and our customer base over the next several years. We currently operate 111 Stores-on-Wheels.

RESULTS OF OPERATIONS
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended September 30,
	2005				2004				% Change
			Other				Other				Other
	Service	Stores on	Selling		Service	Stores on	Selling		Service	Stores on	Selling
(Dollars in millions)	Centers	Wheels	Locations	Total	Centers	Wheels	Locations	Total	Centers	Wheels	Locations	Total
Lawn care	$105.9	$1.3	$15.0	$122.2	$95.0	$0.6	$17.0	$112.6	11.5%	116.7%	(11.8)%	8.5%
Golf	12.2	24.5	1.5	38.2	12.4	21.2	7.2	40.8	(1.6)	15.6	(79.2)	(6.4)

Gross sales	$118.1	$25.8	$16.5	$160.4	$107.4	$21.8	$24.2	$153.4	10.0%	18.3%	(31.8)%	4.6%

Agency sales				(0.8)				(0.6)				33.3
Freight revenue				0.4				0.4				0.0
Customer discounts, rebates and sales adjustments				(1.1)				(0.5)				120.0

Net sales				$158.9				$152.7				4.1%

	Nine Months Ended September 30,
	2005				2004				% Change
			Other				Other				Other
	Service	Stores on	Selling		Service	Stores on	Selling		Service	Stores on	Selling
(Dollars in millions)	Centers	Wheels	Locations	Total	Centers	Wheels	Locations	Total	Centers	Wheels	Locations	Total
Lawn care	$300.7	$2.6	$58.1	$361.4	$276.4	$2.0	$61.1	$339.5	8.8%	30.0%	(4.9)%	6.5%
Golf	28.5	55.4	7.1	91.0	26.7	50.1	23.2	100.0	6.7	10.6	(69.4)	(9.0)

Gross sales	$329.2	$58.0	$65.2	$452.4	$303.1	$52.1	$84.3	$439.5	8.6%	11.3%	(22.7)%	2.9%

Agency sales				(1.9)				(1.0)				90.0
Freight revenue				1.0				1.2				(16.7)
Customer discounts, rebates and sales adjustments				(4.4)				(2.8)				57.1

Net sales				$447.1				$436.9				2.3%

     Service Centers: Service Center gross sales for the third quarter reflect sales transacted through our 294 Service Centers in operation as of September 30, 2005, including nine new Service Centers opened during the third quarter 2005. The total increase of 10.0% reflects a same-store sales (excluding stores opened in 2005 and 2004) increase of 5.9% and incremental sales of 9.0% from new (2005 and 2004 openings) Service Center sales of $9.8 million. The comparable-store sales increase was due to very strong growth in September as comparable-store sales were down in September 2004 as a result of hurricane activity in the Southeast U.S. The sales growth for the quarter was predominantly generated in the seed and fertilizer product categories. Overall, approximately 3% of the quarter-over-quarter sales increase was due to inflationary pricing. For the first nine months, Service Center sales expanded 8.6%, including a 4.6% same-store sales advance coupled with a 7.4% sales increase, or $22.6 million, from incremental revenues generated from new Service Centers opened in 2005 and 2004. Inflationary pricing provided an approximate 3% lift in year-over-year sales. Seed, fertilizer and equipment sales provided the vast majority of the sales increase for the first nine months of 2005 compared to the same period in 2004. We plan to open 32 Service Centers in 2005. Below is a summary of third quarter and the first nine months 2005 and 2004 Service Center sales by period opened:

	For the Three Months Ended September 30,				Variance
(Dollars in millions)	2005	No. of Stores	2004	No. of Stores	Dollars	%
Stores opened:
Prior to 2003	$101.3	226	$96.7	226	$4.6	4.8%
2003	7.0	21	5.6	21	1.4	25.0

Comparative stores	108.3	247	102.3	247	6.0	5.9
2004	7.4	27	5.1	26	2.3	45.1
2005	2.4	20	—	0	2.4	—

Total	$118.1	294	$107.4	273	$10.7	10.0%

	For the Nine Months Ended September 30,				Variance
(Dollars in millions)	2005	No. of Stores	2004	No. of Stores	Dollars	%
Stores opened:
Prior to 2003	$288.4	226	$278.3	226	$10.1	3.6%
2003	18.2	21	14.9	21	3.3	22.1

Comparative stores	306.6	247	293.2	247	13.4	4.6
2004	19.4	27	9.9	26	9.5	96.0
2005	3.2	20	—	0	3.2	—

Total	$329.2	294	$303.1	273	$26.1	8.6%

     Stores-on-Wheels: Stores-on-Wheels gross sales for the third quarter reflect sales transacted through our 111 Stores-on-Wheels in operation as of September 30, 2005, including 38 new Stores-on-Wheels opened during 2005. The total increase from third quarter 2004 of 18.3% reflects the sales of the incremental units on a year-over-year basis predominantly to golf customers. The vast majority of the new Stores-on-Wheels were added in markets where LESCO already had a presence through an existing Stores-on-Wheels unit or a golf direct sales representative. The golf direct sales representative model was essentially disbanded in the first half of 2005 and the Stores-on-Wheels are beginning to recapture those lost sales. For the first nine months of 2005, Stores-on-Wheels generated an 11.3% increase from the first nine months of 2004 in sales with advances in both lawn care and golf customers’ revenues.
     Other Selling Locations: All gross sales for other selling locations reflect sales transacted through our direct sales programs. The decrease of 31.8% for the third quarter is primarily attributable to the quarter-over-quarter decline of 79.2% in sales to customers in the golf industry reflecting the effect of our disbanded golf sales representative program. For the first nine months of 2005, this other selling channel declined 22.7% from the same period in 2004, as golf-related sales dropped 69.4% as compared to the same period in 2004. The decline in year-to-date golf sales is attributable to both the inclement weather during the first quarter in the Northeast and Midwest regions of the country along with the previously described transition of our golf direct sales and Stores-on-Wheels sales channels. We continue to evaluate the return on investment relative to our contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. We analyze customer profitability across the entire Company as some national account customers transact sales in our Stores Segment as well as in our Direct Sales Segment. This program has, on occasion, resulted in lost contract sales, and we will continue to eliminate national account sales that do not produce an acceptable level of return on our overall investment.
     Agency Sales, Freight Revenue and Customer Discounts, Rebates and Sales Adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $0.8 million of agency sales for third quarter and $1.9 million for the first nine months of 2005 represent the portion of gross revenue that exceeds the Company’s net product margin. Agency sales were $0.6 million for the third quarter and $1.0 million for the first nine months of 2004. The total gross agency sales for the third quarter and first nine months of 2005 were $1.2 million and $2.5 million, respectively. For the same periods in 2004, gross agency sales were $0.8 million and $1.3 million, respectively. The net product margin recognized in the third quarter and first nine months of 2005 was $0.4 million and $0.6 million, respectively, which compares to $0.2 million and $0.3 million recorded for both corresponding periods in 2004.
     Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively consistent on a year-over-year basis for the quarter at $0.4 million and declined $0.2 million in the first nine months of 2005 to $1.0 million compared to the same period last year. Customer discounts and rebates in 2005 increased to $1.1 million in the third quarter and to $4.4 million for the first nine months compared to $0.5 million and $2.8 million, respectively, for the same periods in 2004 as the Company implemented a customer incentive plan targeted at garnering market share for specific LESCO-branded products.
     Gross Profit on Sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Product margin	$50.2	31.6%	$53.1	34.8%	$151.3	33.9%	$148.8	34.1%
Distribution cost	(12.9)	(8.1)	(12.4)	(8.1)	(39.7)	(8.9)	(37.6)	(8.6)

Gross profit	$37.3	23.5%	$40.7	26.7%	$111.6	25.0%	$111.2	25.5%

     Product margin declined 320 basis points in the third quarter of 2005 compared to the like period in 2004. Included in the product margin was an estimated $3.0 million, or 1.9% of net sales, for cost markdowns for parts inventory and $0.8 million, or 0.5% of net sales, for inventory disposed of in conjunction with the supply chain transaction. The remaining product margin decline was driven primarily by recorded price markdowns related to the elimination of certain under-performing SKU’s. For the first nine months, product margin declined 20 basis points as the grass seed, control and fertilizer product categories experienced meaningful margin rate gains; however, these gains were offset by the previously mentioned third quarter charges. This expansion in product margin is despite an approximate 11% year-over-year comparative price increase for urea for the third quarter and a 13% increase for the first nine months of 2005. Urea, our largest single purchased product or raw material, is used as the nitrogen source for blended fertilizers and combination products. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. Urea can represent approximately 8% to 10% of our cost of sales. For 2005, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market.
     In the third quarter of 2005, our distribution costs increased $0.5 million over the same period in 2004 as fuel surcharges nearly doubled and we shipped to more locations. As a percentage of net sales, distributor costs remained consistent on a year-over-year basis at 8.1% in the third quarter and increased 30 basis points to 8.9% of net sales for the first nine months of 2005, from 8.6% for the same period in 2004.
     In the fourth quarter of 2005, the Company plans to further rationalize its product offering and accelerate merchandise markdowns resulting in an estimated $4 million markdown charge in the fourth quarter.
Operating Expenses:

	Three Months Ended September 30,
	2005		2004		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$24.1	15.2%	$23.3	15.3%	$0.8	3.4%	10	bps
Corporate relocation expense	—	—	4.9	3.2	(4.9)	(100.0)	320	bps
Hurricane/flood expense	—	—	1.4	0.9	(1.4)	(100.0)	90	bps
Merchant discounts/provision for doubtful accounts	3.5	2.2	2.7	1.8	0.8	29.6	(40)	bps
Supply chain transaction expense	19.0	12.0	—	0.0	19.0	—	(1,200)	bps

	$46.6	29.3%	$32.3	21.2%	$14.3	44.3%	(810)	bps

	Nine Months Ended September 30,
	2005		2004		Change
		% of Net		% of Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	%	Basis Points
Selling expense	$72.2	16.1%	$67.9	15.5%	$4.3	6.3%	(60)	bps
Corporate relocation expense	—	—	4.9	1.1	(4.9)	(100.0)	110	bps
Hurricane/flood expense	—	—	1.4	0.3	(1.4)	(100.0)	30	bps
Merchant discounts/provision for doubtful accounts	9.3	2.1	6.9	1.6	2.4	34.8	(50)	bps
Vendor contract termination	0.5	0.1	—	—	0.5	—	—
Supply chain transaction expense	19.3	4.3	—	—	19.3	—	—

	$101.3	22.7%	$81.1	18.6%	$20.2	24.9%	(410)	bps

     Selling Expense
     Selling expense includes all operating expenses of our Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. Selling expense increased approximately $0.8 million in the third quarter of 2005 compared to the same period in 2004; however, it decreased as a percentage of sales to 15.2% from 15.3%. The Company incurred approximately $1.0 million in incremental expense due to operating costs for Service Centers opened in 2005 and 2004. Other increases in the quarter, on a year-over-year basis, were for costs associated with the Company’s new direct marketing initiatives and increased lease costs and fuel charges related to its accelerated roll out of its Stores-on-Wheels initiative. These increases in expenses were partially offset by lower sales commission expense and various expense reduction initiatives.
     For the first nine months, approximately $3.0 million of the $4.3 million year-over-year increase is due to incremental operating costs for Service Centers opened in 2005 and 2004. The majority of the remaining increase is related to expenses incurred for severance costs, the Company’s direct marketing initiatives, fuel costs for the expanded fleet of Stores-on-Wheels, and new systems connectivity and technology that was deployed into the Service Centers beginning in 2004 and completed in the second quarter of 2005.
     Corporate Relocation Expense
     During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its previous approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 40,000 square foot facility in downtown Cleveland, Ohio. Relocation costs incurred during the third quarter 2004 were $4.9 million primarily related to tenant and landlord inducements along with broker commissions and legal fees.
     Hurricane/Flood Expense
     During the third quarter of 2004, the Company incurred losses at its Sebring, FL and Martins Ferry, OH manufacturing facilities due to hurricane activity in Florida and the related rainfall and flooding activity in Ohio. The costs from the damages recorded in the third quarter of 2004 were $1.4 million primarily resulting from the loss of approximately $1.0 million of bulk urea and sulfur coated urea that was stored at a third party terminal located adjacent to the Ohio River. Additionally, there was roof and siding damage sustained at the Sebring facility from the hurricane activity.
     Merchant Discounts and Provision for Doubtful Accounts
     As a percentage of net sales, merchant discounts and provision for doubtful accounts expense increased 40 basis points year-over-year in the third quarter. In December 2003, we entered into a private label business credit program agreement with GEBCS and sold approximately $57 million of our trade accounts receivable portfolio to GEBCS and in 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. There were no additional accounts sold to GEBCS in 2005. For the third quarter of 2005, total merchant discount expense, including GEBCS, for regular payment terms was 1.8% of net sales. Promotional discount expense was an incremental 0.3% of net sales. In the third quarter of 2004, discount expense for regular payment terms was 1.5% of net sales while promotional discount expense was an additional 0.1% of sales.
     For the first nine months of 2005, merchant discounts and provision for doubtful accounts expense increased 50 basis points year over year as regular payment terms were 1.7% and promotional discount terms were 0.3% compared to regular payment terms in 2004 representing 1.4% of sales while promotional discount terms were 0.1% of sales.

     Vendor Contract Termination
     In the fourth quarter of 2004, we informed our supplier of methylene urea fertilizer, KPAC Holdings, Inc., that the Company would no longer operate under the terms of its Supply Agreement with KPAC. In the second quarter of 2005, the Company and KPAC reached a settlement through a court appointed mediator. The settlement required the Company to make a cash payment that exceeded management’s initial estimate by $0.5 million. The Company has no further obligation to KPAC as final payment has been rendered.
Supply Chain Transaction
     On October 11, 2005, the Company announced that it had completed the sale of its supply chain assets and consumable products inventory, including fertilizer, seed, control products, combination products, and related products to TCS. The supply chain assets included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. The Company incurred $19.0 million in charges in the third quarter of 2005 due to the transaction, primarily related to impairment of certain assets. For the first nine months in 2005, the Company recorded $19.3 million in costs pertaining to the transaction.
General and Administrative Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
General & administrative expense	$6.1	$7.2	$(1.1)	$19.9	$21.2	$(1.3)
     General and administrative expense decreased by $1.1 million in third quarter 2005 to $6.1 million, or 3.8% of net sales, compared to $7.2 million, or 4.7% of net sales, in third quarter 2004. The decrease in expense year over year is due to lower expenses related to the Company’s corporate headquarters lease and related costs, reduced management incentive costs, fewer insurance claims and lower payroll tax expenses.
     For the first nine months of 2005, general and administrative costs decreased $1.3 million to $19.9 million, or 4.5% of sales, compared to $21.2 million or 4.9% of sales, for the same period in 2004. The reduction in management incentive costs and lower corporate headquarters expense were significant contributors to the year-over-year improvement.
     As previously disclosed, the Company expects to record approximately $1.5 million of severance costs in the fourth quarter of 2005 related to the departure of its former President and Chief Executive Officer.
Pre-Opening Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Pre-opening expense	$0.5	$0.1	$0.4	$1.1	$1.0	$0.1
Number of Service Centers opened during the period	9	1	8	20	26	(6)
     Pre-opening expense was $0.5 million in third quarter 2005 and $0.1 million for the same period in 2004. For the first nine months of 2005, pre-opening expense was $1.1 million compared to $1.0 million for the first nine months of 2004. Although the Company opened 6 more stores in 2004 during the first nine months of the year, pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, distribution and storage costs, is expensed as incurred and, thus, some costs were incurred in the third quarter of 2005 for stores that are expected to open in the fourth quarter of this year.

Other Expense/Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Other expense	$(0.2)	$—	$(0.2)	$(0.1)	$(0.1)	$—
Other income	0.1	—	(0.1)	0.4	0.4	—

	$(0.1)	$—	$(0.1)	$0.3	$0.3	$—

     The increase in other expense for the third quarter of 2005 compared to the same period in 2004 is primarily due to the loss on the sale of the Wellington property that was no longer utilized in operating the business.
Interest Expense, Net:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Interest expense	$(0.3)	$(0.1)	$(0.2)	$(0.7)	$(0.6)	$(0.1)
     Interest expense, net increased $0.2 million in the third quarter of 2005 and $0.1 million for the first nine months as compared to the same periods in 2004. Our borrowing rate was higher year over year for the third quarter and nine months in 2005 while the average debt during the third quarter was higher versus the same period last year.
Pre-Tax (Loss) Earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
(Loss) earnings before taxes	$(16.2)	$1.1	$(17.3)	$(11.1)	$7.7	$(18.8)
     In the third quarter 2005, the Company added nine Service Centers to its base of 285 Service Centers at the beginning of the quarter. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open 12 new Service Centers in the fourth quarter of 2005. Below are the operating results for the third quarter and first nine months of 2005 compared to the same periods in 2004 for all Service Centers opened during 2003, 2004 and the first nine months of 2005. These operating results reflect the Four-Wall P&L statements and do not include any allocated amounts for vendor and customer rebates, sales commission expense, warehouse and distribution costs, and merchant discounts and other income and expense items not charged to the Four-Wall P&Ls.

	For the Three Months Ended September 30,
	2005				2004
	Class of 2005	Class of 2004	Class of 2003		Class of 2004	Class of 2003
(Dollars in thousands)	(20 Stores)	(27 Stores)	(21 Stores)	Total	(26 Stores)	(21 Stores)	Total
Sales	$2,369	$7,385	$6,947	$16,701	$5,136	$5,619	$10,755
Cost of product	(1,554)	(4,845)	(4,607)	(11,006)	(3,459)	(3,858)	(7,317)
Distribution cost	(180)	(399)	(338)	(917)	(214)	(203)	(417)

Gross profit on sales	635	2,141	2,002	4,778	1,463	1,558	3,021
Selling expense	(880)	(1,374)	(1,040)	(3,294)	(1,238)	(1,090)	(2,328)
Merchant discount expense	(42)	(114)	(112)	(268)	(70)	(79)	(149)
Pre-opening expense	(459)	—	—	(459)	(55)	—	(55)

(Loss) earnings before interest and taxes	$(746)	$653	$850	$757	$100	$389	$489

See “Business Segment Results” for discussion on management’s assessment of earnings before interest and taxes (EBIT).

	For the Nine Months Ended September 30,
	2005				2004
	Class of 2005	Class of 2004	Class of 2003		Class of 2004	Class of 2003
(Dollars in thousands)	(20 Stores)	(27 Stores)	(21 Stores)	Total	(26 Stores)	(21 Stores)	Total
Sales	$3,230	$19,338	$18,152	$40,720	$9,904	$14,859	$24,763
Cost of product	(2,128)	(12,743)	(12,007)	(26,878)	(6,689)	(10,117)	(16,806)
Distribution cost	(276)	(972)	(891)	(2,139)	(590)	(637)	(1,227)

Gross profit on sales	826	5,623	5,254	11,703	2,625	4,105	6,730
Selling expense	(1,463)	(4,026)	(3,199)	(8,688)	(2,517)	(3,216)	(5,733)
Merchant discount expense	(57)	(289)	(286)	(632)	(132)	(202)	(334)
Pre-opening expense	(1,108)	—	—	(1,108)	(965)	—	(965)

(Loss) earnings before interest and taxes	$(1,802)	$1,308	$1,769	$1,275	$(989)	$687	$(302)

     As a result of the foregoing factors, including the subsequent supply chain transaction and the transition of the golf direct selling organization to the Stores-on-Wheels sales channel, settlement of the vendor termination claim, and the operating results of new Service Centers opened in 2003, 2004 and the first nine months of 2005 that have not yet matured in their operating results, the Company had a pre-tax loss of $16.2 million for the quarter ended September 30, 2005 compared to pre-tax income of $1.1 million for the quarter ended September 30, 2004. For the first nine months of 2005, the above factors resulted in pre-tax loss of $11.1 million compared to pre-tax income of $7.7 million for the same period last year.
Income Taxes and Net Loss:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data)	2005	2004	Change	2005	2004	Change
(Loss) earnings before income taxes	$(16.2)	$1.1	$(17.3)	$(11.1)	$7.7	$(18.8)
Income tax (provision) benefit:
Current	—	(1.9)	1.9	—	(3.2)	3.2
Deferred	7.3	1.5	5.8	6.5	0.2	6.3
Change in valuation allowance	(7.3)	0.4	(7.7)	(6.5)	2.7	(9.2)

	—	—	—	—	(0.3)	0.3

Net (loss) income	$(16.2)	$1.1	$(17.3)	$(11.1)	$7.4	$(18.5)

(Loss) earnings per common share:
Diluted	$(1.82)	$0.12		$(1.25)	$0.82

Basic	$(1.82)	$0.13		$(1.25)	$0.85

     The net loss for the third quarter 2005 was $16.2 million, or $1.82 per diluted share, compared to net income of $1.1 million, or $0.12 per diluted share, for the third quarter 2004. For the first nine months of 2005, the net loss was $11.1 million, or $1.25 per diluted share, compared to net income of $7.4 million, or $0.82 per diluted share, for the same period in 2004. The third quarter results were reduced $19.8 million, or $2.23 per diluted share, due to costs of the supply chain transaction, and $3.0 million, or $0.34 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering. The first nine months of 2005 results were reduced by $20.1 million, or $2.27 per diluted share, due to costs related to the supply chain transaction, by $3.0 million, or $0.34 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering, and by $0.5 million, or $0.05 per diluted share, for settlement costs paid to KPAC Holdings, Inc. The first nine months of 2004 results were reduced by $4.9 million, or $0.55 per diluted share, for costs related to the Company’s headquarters relocation and $1.4 million, or $0.15 per diluted share, for costs related to hurricane and flood damage.
     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, the Company recorded a charge in the fourth quarter of 2003 to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $7.3 million and $6.5 million in the third quarter and first nine months of 2005, respectively. For the same periods in 2004, the Company decreased its valuation allowance $0.4 million and $2.7 million, respectively.
BUSINESS SEGMENT RESULTS
     We manage LESCO’s business utilizing two business segments – Stores and Direct Sales.
Stores Segment
     Our Stores Segment is composed of the operating results of our Service Centers and Stores-on-Wheels along with our field management organization. We maintain Four-Wall P&Ls for each Service Center and Stores-on-Wheels. These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, in-bound freight to selling locations and out-bound freight to customers) necessary to operate the individual selling locations. The Stores Segment operating results reflect the aggregate Four-Wall P&Ls of Service Center and Stores-on-Wheels selling locations adjusted for vendor and customer rebates, sales commission expense, warehouse and distribution costs, and merchant discounts and other income and expense items not directly charged to the Four-Wall P&Ls.
Direct Sales Segment
     The Direct Sales segment consists of direct sales (non-store) to national account customers, including large retailer accounts, along with the operations of LESCO sales representatives. Similarly to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Sales unit and adjust for the same indirect income and expense items.
Corporate
     Corporate is composed of all corporate general and administrative expense, any charges and all costs from the manufacturing and distribution facilities, marketing costs including merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct Sales Segments.
Segment Statement of Operations
     The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflects the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity.

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
		Direct				Direct
(Dollars in millions)	Stores	Sales	Corporate	Total	Stores	Sales	Corporate	Total
Net sales	$142.7	$16.2	$—	$158.9	$129.1	$23.6	$—	$152.7

Cost of product (including distribution costs)	(103.0)	(14.8)	(3.8)	(121.6)	(91.6)	(20.5)	—	(112.1)

Gross profit on sales	$39.7	$1.4	$(3.8)	$37.3	$37.5	$3.1	$—	$40.6
Selling expense	(21.1)	(1.0)	(2.0)	(24.1)	(18.5)	(3.4)	(1.4)	(23.3)
Merchant discounts	(2.5)	(0.3)	(0.6)	(3.4)	(2.1)	(0.4)	(0.2)	(2.7)
Pre-opening expense	—	—	(0.5)	(0.5)	—	—	(0.1)	(0.1)
General & administrative expense	—	—	(6.1)	(6.1)	—	—	(7.1)	(7.1)
Supply chain transaction expense	—	—	(19.1)	(19.1)	—	—	—	—
Corporate relocation expense	—	—	—	—	—	—	(4.9)	(4.9)
Hurricane/flood expense	—	—	—	—	—	—	(1.3)	(1.3)

Earnings (loss) before interest and income taxes	$16.1	$0.1	$(32.1)	$(15.9)	$16.9	$(0.7)	$(15.0)	$1.2

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
		Direct				Direct
(Dollars in millions)	Stores	Sales	Corporate	Total	Stores	Sales	Corporate	Total
Net sales	$383.9	$63.2	$—	$447.1	$354.7	$82.2	$—	$436.9
Cost of product (including distribution costs)	(274.9)	(56.8)	(3.8)	(335.5)	(255.3)	(70.4)	—	(325.7)

Gross profit on sales	$109.0	$6.4	$(3.8)	$111.6	$99.4	$11.8	$—	$111.2
Selling expense	(62.0)	(5.2)	(5.0)	(72.2)	(52.5)	(10.3)	(5.1)	(67.9)
Merchant discounts	(6.4)	(1.5)	(1.4)	(9.3)	(5.4)	(1.3)	(0.2)	(6.9)
Pre-opening expense	—	—	(1.1)	(1.1)	—	—	(1.0)	(1.0)
General & administrative expense	—	—	(19.8)	(19.8)	—	—	(21.2)	(21.2)
Supply chain transaction expense	—	—	(19.4)	(19.4)	—	—	—	—
Corporate relocation expense	—	—	—	—	—	—	(4.9)	(4.9)
Vendor contract termination	—	—	(0.5)	(0.5)	—	—	—	—
Hurricane/flood expense	—	—	—	—	—	—	(1.3)	(1.3)
Other income	—	—	0.3	0.3	—	—	0.3	0.3

Earnings (loss) before interest and income taxes	$40.6	$(0.3)	$(50.7)	$(10.4)	$41.5	$0.2	$(33.4)	$8.3

LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Nine Months Ended September 30,
(Dollars in millions)	2005	2004
Cash (used in) provided by operations	$(18.1)	$23.4
Cash used in investing activities	(3.4)	(1.5)
Cash provided by (used in) financing activities	20.7	(21.4)

(Decrease) increase in cash and cash equivalents	$(0.8)	$0.5

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

	For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash (used in) provided by operating activities — GAAP	$(18.1)	$23.4
Less: Cash received for sale of accounts receivable	—	(5.9)

Adjusted cash (used in) provided by operating activities — non-GAAP	$(18.1)	$17.5

     “Adjusted cash (used in) provided by operating activities” is a non-GAAP financial measure. It should not be considered an alternative to “Cash provided by operating activities” as calculated in accordance with GAAP. We believe this adjustment to “Cash provided by operating activities” is useful because we do not expect to generate significant cash flow from future sales of accounts receivable and believe investors should be aware of how that will affect our “Cash provided by operating activities” calculated in accordance with GAAP. As a result of outsourcing to the GEBCS private label credit program, we have sold a majority of our accounts receivable from the sale of products on a permanent basis and no longer generate significant accounts receivable from our sale of products. As of September 30, 2005, our remaining balance of accounts receivable relating to our sale of products was $5.2 million. Accordingly, investors should not expect us to generate cash flows from operations from sales of accounts receivable in the future in the same magnitude as in 2004.

     Cash was used by operations in the first nine months of 2005 to increase inventory as the Company purchased product based on anticipated sales, but did not achieve its desired sales goals. In 2005, the Company made a cash payment to settle its dispute with a prior vendor related to a supply contract the Company terminated in 2004. Additionally, the company received a tax refund in 2004 which did not recur in 2005. The Company has maintained its accounts payable leverage relative to inventory.
     Accounts payable leverage is summarized as follows:

	For the Nine Months Ended September 30,
(Dollars in millions)	2005	2004

Accounts payable	$66.8	$57.8

Inventory	$126.9	$110.9

Accounts payable leverage	52.6%	52.1%

     Capital Expenditures: Our capital expenditures can be summarized as follows:

	For the Nine Months Ended September 30,
(Dollars in millions)	2005	2004
Stores
New	$1.5	$1.1
Other	1.3	0.3
Manufacturing facilities and corporate systems	0.9	1.7

	$3.7	$3.1

     We expect to focus our future capital needs primarily on Service Centers. We intend to open 32 units in 2005 (of which 20 were opened in the first nine months), relocate another 13 existing sites to new locations with the intent to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations.
     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 of inventory, of which an estimated 50% or more is leveraged through payment terms with our suppliers. Costs incurred up to the date when the Service Center opens for business, including lease costs (pre-opening costs), are approximately $25,000 and are expensed when incurred. A new Service Center is expected to achieve break-even operating results during its second year of operations and to become profitable thereafter. Typically, it takes at least five years for a Service Center to achieve a mature level of operating results.
Financing Activities
     The Company maintains a $50 million Revolving Credit Facility (the Facility) which, prior to its amendment on October 7, 2005, matured December 30, 2006 and was secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles including intellectual property. Prior to its amendment, the Facility bore interest at LIBOR plus 2.0% to 2.5% per annum, based on the level of borrowings, and requires the payment of a facility fee ranging from 0.4% to 0.5% per annum on the unused portion of availability. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory less outstanding letters of credit. As of September 30, 2005, there was $45.5 million available under the borrowing base formula, with unused borrowing capacity of $32.0 million. At September 30, 2005, the Company had borrowings of $13.5 million on the facility. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $3.3 million were outstanding as of September 30, 2005. Prior to amendment of the Facility on October 7, 2005, letter of credit fees ranged from 2.0% to 2.5% with an issuance fee ranging from 0.125% to 0.150%.
     The interest rate, facility fee, letter of credit fee and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Facility requires the maintenance of certain covenants, with the only financial covenant being a fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of September 30, 2005.

     On October 7, 2005, the Company amended the Facility. The base amount of the facility remains at $50 million with the term extending until October 7, 2010. The Facility bears interest at a rate of LIBOR plus 1.25% with a facility fee of 0.25% for the unused portion of availability. The letter of credit fees are fixed at 1.0% with an issuance fee of 0.25%. The Facility is secured by inventory.
     We believe that the Company’s financial condition continues to be strong. Together, its cash balances, other liquid assets, expected operating cash flows, access to debt and equity capital markets, and borrowing capacity are expected to provide adequate resources to fund short-term and long-term operating requirements and future capital expenditures related to Service Center expansion and other projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control.
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
     During the third quarter, there were no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2004.(Refer to Note 3 to the financial statements for a discussion of a contractual obligation entered after the third quarter.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, inventories, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development and selection of the critical accounting estimates, and the disclosures made herein, with the Audit Committee of the Board of Directors and its external auditors. Actual results may differ from these estimates under different assumptions or conditions.
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
     We recognize revenue when goods are shipped to the customer and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $6.2 million and $16.3 million for the quarter and nine months ended September 30, 2005, respectively, and $10.4 million and $26.7 million for the same periods in 2004, respectively. Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $0.4 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2005 and $0.2 million and $0.3 million for the quarter and nine months ended September 30, 2004, respectively. Revenues generated in transactions for shipping and handling services are included in net sales. Revenues generated in transactions for shipping and handling services are included in ‘Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ‘Distribution Costs’ which are a component of cost of goods sold to determine the Company’s ‘Gross Profit on Sales’. Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and credited to inventory valuation reserves when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. Bad debt expense recognized for the quarter and nine months ended September 30, 2005 was $110,000 and $180,000, respectively, and was $-0- for the corresponding periods in 2004.
Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Procurement, warehousing and distribution costs are capitalized to inventory on hand and expensed to distribution cost when the inventory is sold. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked down to expected net realizable            value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. We maintain a reserve for inventory shrink on a specific location basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $12.6 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of September 30, 2005. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
Impairment of Long-Lived Assets
     The Company assesses the recoverability of its long-lived assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value. At September 30, 2005, the Company recorded a $14.1 million impairment expense for assets related to its supply chain transaction that occurred subsequent to the balance sheet date. The impairment was based on the fair value received for the assets.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Inventory Costs
     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS151”). SFAS 151 amends ARB No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material effect on our financial statements.
     Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. Management believes that the pro forma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Corporation’s results of operations.
FORWARD LOOKING STATEMENTS
     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; the Company’s ability to transition quickly and effectively from a golf sales representative model to a Stores-on-Wheels model; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affects the cost of delivery of products; potential regulations; the Company’s ability to effectively market and distribute new products; the success of the Company’s operating plans; regional weather conditions; the condition of the industry and the economy; the successful and uninterrupted performance of supply chain services by Turf Care Supply Corp.; and the costs and other effects of legal and administrative proceedings. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of September 30, 2005, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, for more detailed information regarding market risk.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
     The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this Annual Report was recorded, processed, summarized and reported on a timely basis.
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
     During the third quarter, management did not identify any change in the Company’s internal controls in connection with its evaluation thereof that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
     Except as noted below, the items in Part II are inapplicable or, if applicable, would be answered in the negative. These items have been omitted and no other reference is made thereto.
ITEM 1. LEGAL PROCEEDINGS
     In 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of Dimension® Crabgrass Pre-emergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company has held discussions with the NYSDEC relative to a settlement. The Company believes that the likelihood of potential loss as defined in paragraph 3 of FAS 5 is probable. After consulting with counsel concerning possible outcomes in the suit, the Company accrued to its balance sheet an amount that it deems immaterial. The accrual is based on its assessment of the likely outcome in the suit. The Company does not expect the potential loss to be recoverable through insurance, indemnification agreements or other sources.

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
ITEM 5. OTHER INFORMATION
     (a) On July 22, 2005, the Board of Directors adopted a resolution providing for severance pay in an amount equal to twelve months’ base salary (the “Severance Amount”) for a direct report to the President and Chief Executive Officer (“Direct Report”) who is terminated without cause (as determined by the Board of Directors), regardless of whether he or she is able to obtain other employment during the period that he or she is being paid the Severance Amount. A Direct Report will not be entitled to receive the Severance Amount if he or she is party to and entitled to benefits under a written severance, retention or similar agreement with the Company in connection with the termination of the Direct Report’s employment.
     On August 8, 2005, the Company entered into a Retention Agreement with Charles H. Denny, its Senior Vice-President of Sales and Store Operations. This Agreement provides that if, following a change of control (as defined in the agreement), Mr. Denny’s employment is terminated by the Company other than for “cause” (as defined in the agreement) or by Mr. Denny for “good reason” (as defined in the agreement), then the Company will pay to Mr. Denny within 30 days after termination the following amounts (subject to the limitations described below): (i) any annual base salary previously earned but not paid through the date of termination; (ii) the higher of (a) Mr. Denny’s annual bonus for the year preceding the most recently completed fiscal year, if any and (b) the annual bonus paid or payable, for the most recently completed fiscal year, if any (such amount, the “Highest Annual Bonus”), prorated through the date of termination; (iii) any compensation previously deferred by Mr. Denny (together with accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid; (iv) an amount equal to 1.99 multiplied by the sum of Mr. Denny’s annual base salary and Highest Annual Bonus; (v) retirement benefits that would otherwise accrue to Mr. Denny for the two years following termination; and (vi) an amount equal to the excess of the fair market value of the Company’s common shares on the termination date over the exercise price of any options held by Mr. Denny that are surrendered. If total payments otherwise payable to Mr. Denny under the retention agreement or any other agreement or place would constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, then payments under the retention agreement will be reduced so that the Company is not denied a deduction under Section 280G. The retention agreement also provides immediate vesting of all long-term incentive awards, continuation of employee benefits for a maximum of two years and outplacement services in the event of termination following a change of control.

ITEM 6. EXHIBITS

Exhibits	Exhibit 2	Asset Purchase Agreement, dated July 26, 2005, between the Registrant and Turf Care Supply Corp.

	Exhibit 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

	Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 10(a)	Retention Agreement, dated August 8, 2005, between the Registrant and Charles H. Denny

	Exhibit 10(b)	Board of Directors’ resolution for severance arrangements

	Exhibit 31(a)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Michael A. Weisbarth Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Jeffrey L. Rutherford Section 1350 Certification

	Exhibit 32(b)	Michael A. Weisbarth Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: November 9, 2005	By: /s/ Michael A. Weisbarth

Michael A. Weisbarth
Vice President, Chief Financial Officer, Controller and Treasurer