Form 10-K
period 2005-12-31
LESCO INC/OH
filed 2006-03-16
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Registrant’s telephone number, including area code: (216) 706-9250
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
(Title of class)
      Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by nonaffiliates was approximately $83,983,990.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006 (the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.
      Number of Common Shares outstanding on March 13, 2006: 8,941,094.

PART I
Item 1.     Business
General
      LESCO, Inc. was incorporated in 1962 under the laws of the State of Ohio. As used in this report, the terms “Company”, “LESCO”, “Registrant”, “we”, “us” and “our” refer to LESCO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
      LESCO® is a leading provider of products for the professional turf care segment of the green industry. The professional users of our products include lawn care and landscape firms and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and numerous other organizations that use in-house employees to maintain lawns, grounds and gardens. In the fourth quarter of 2005, the Company’s strategic restructuring was completed with the sale to Turf Care Supply Corp. (TCS) of LESCO’s four blending facilities and the majority of the Company’s warehouse and distribution centers, combined with the closing of four distribution facilities that were not purchased by TCS.
      Effective with the Company’s sale of its supply chain assets on October 1, 2005, we have realigned our reporting segments for which separate information is available. The new reporting segments are Stores and Direct. See Management’s Discussion and Analysis (MD&A) and Note 1 of the Consolidated Financial Statements for further discussion and analysis of these segments. We further track our sales by two customer sectors (Lawn Care and Golf), by transacting selling location (LESCO Service Center® stores, Stores-on-Wheels® vehicles and Direct) and product lines. See MD&A for further discussion of customer sectors and transacting selling locations. See discussion of product lines below.
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
      Gross sales by product lines for the years ended December 31, 2005, 2004, and 2003 are as follows:

	For the Year Ended
	December 31,

	2005	2004	2003

(Dollars in millions)
Fertilizer & combination products	$246.0	$231.8	$204.5
Control products	158.6	166.6	159.2
Equipment, parts & service	64.2	62.1	59.6
Turfgrass seed	77.2	68.6	67.0
Pest control	20.3	18.6	18.2
Other	16.6	17.8	17.5

Gross Sales	$582.9	$565.5	$526.0

      Fertilizer and combination products. We sell a broad assortment of standard blended fertilizers and combination products that combine fertilizer with control products. We also provide custom-blend fertilizer according to customer specifications. Our fertilizers include products for use in the lawn care industry along with specialized products for golf course applications, including greens, tees and fairways, as well as products for trees, shrubs and landscape beds. Fertilizers generally are sold in a granular form, although specialized liquid formulations are also available. The primary raw materials used in the blending of fertilizer are nitrogen, phosphorus, potash and sulfur.

      The majority of our fertilizers are formulated with sulfur-coated urea, Poly Plus®. Sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and meter the release of nutrients. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. Combination products are processed by coating fertilizers with technical-grade herbicides, insecticides or fungicides providing nutrition to the plant as well as the removal of crabgrass, insects and fungus.
      Control products. We offer a full line of turf control products. In order to offer our customers a more complete product line, we sell both LESCO and third-party branded herbicides, fungicides, insecticides and other specialty products. These products control weed growth, insects and fungal diseases of turf, trees, shrubs and landscape beds. Specialty products are used to stimulate growing conditions.
      Equipment, parts and service. We source a broad assortment of equipment, including rotary mowers, spreaders, sprayers, aerators and renovation equipment, primarily from Commercial Turf Products, Ltd. (CTP), a subsidiary of MTD Consumer Group, Inc. We believe that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the turf-care market. In addition, we offer a broad assortment of branded handheld power tools produced by third parties. Equipment sales are supported by repair facilities in or near Service Centers and a toll-free hotline staffed by trained technicians. Parts support is fully computerized, and we generally are able to provide overnight parts delivery nationwide. We source replacement parts primarily from Gardner, Inc.
      Turfgrass seed. We market LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the purity of the seed. We contract for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool-season grasses and in California for warm-season grasses. In 2005, we had more than 36,500 production acres under contract in these regions. Our seed line includes 39 proprietary varieties as well as 28 standard blends and mixtures. Our turfgrass seed line, including a variety of mulches and soil amendments, are blended and packaged primarily through contract manufacturers under the LESCO brand.
      Pest control. We offer a full line of pest management products, including LESCO and third-party branded products, all of which are sourced from third-party suppliers. Our assortment includes a number of the top names in the pest management industry. Our offering covers products to manage termites and wood-destroying pests, general insects, rodents and a complete line of application equipment. With 305 Service Centers conveniently located across the United States, we are able to provide the country’s pest management professionals with a level of service unparalleled in the industry.
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
      Sources of supply. Subsequent to the sale of substantially all of the Company’s supply chain assets, the Company relies on one supplier (TCS) to manufacture and source substantially all of its consumable products, which represent over 80% of our sales volume. The Company continues to source hard goods from vendors other than TCS. It is our policy to identify acceptable substitutes for all products we sell and all raw materials used in our products in case an alternate product or raw material is needed. The only exceptions to this policy are our purchase of specialty products and certain equipment items.
Service Centers, Stores-on-Wheels and Direct
      Our selling efforts are conducted through the three channels within our two operating segments. In some instances, the same customer often is serviced through multiple channels. Although the square footage and lease terms of our stores vary, Service Centers generally are approximate 5,600-square-foot facilities leased for a period of five years or more. Approximately 640 standard merchandise items are displayed prominently in our Service Centers and available for pick up or delivery to our professional turf care customers. We also offer over 13,000 additional special order items.
      Our Stores-on-Wheels are a mobile fleet of stores that are stocked with nearly 300 high-volume sales products that are immediately available to golf course superintendents and other caretakers of large areas of landscape. The unique marketing and sales approach of our Stores-on-Wheels brings the LESCO brand of personal service directly to our customers.
      Our direct sales efforts include sales representatives who provide agronomic services and build customer relationships with national lawn care customers and national golf customers.
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
      All intellectual property as a group is important to our business; however, no individual item is material to our operations except the LESCO name.
Product Improvement and Development
      Our research and development efforts focus on improvements to, and development of, new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. We also have a number of agreements with state universities that test turf control products, grass seed and fertilizers.
Competition
      We compete with a number of companies within each of our product lines, including national, regional and local distributors, professional turf care product manufacturers, and local nurseries. Some of these national competitors have greater name brand recognition and greater financial and other resources than we do. Our principal competitors for professional turf control, fertilizer and grass seed product lines include: The Andersons Inc.; J.R. Simplot Company; Lebanon Seaboard; Deere & Company; ProSource One; and United Agricultural Products (UAP — formerly known as Verdicon). Our principal competitors for equipment are Deere & Company, Textron Inc. (Jacobsen), Scag Power Equipment and Toro Company. We compete primarily on the basis of service to customers, product quality, product offering, physical location and price.
Seasonality
      Our business is seasonal. Customers in northern states do not have the same year-round requirements for our products as customers in southern states. Nationwide, demand for our products is generally greatest during the second calendar quarter of the year.
Employees
      As of December 31, 2005, we had 1,009 full-time employees, of which 14 were involved in warehouse operations, 783 in sales-related activities and 212 in management and administration. Of the total number of full-time employees, 572 were salaried and 437 were hourly employees.
Environmental Matters
      The turf control products we sell are subject to regulation and registration by the Environmental Protection Agency (the “EPA”) and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of turf control products are also subject to EPA regulation. While we generally believe our turf control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations thereof may not change in the future or that the EPA or any state will not challenge our labeling or advertising materials.
      Fertilizer products are also regulated by individual state departments of agriculture and generally must be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that our registration in any state will not be challenged. We also are required to obtain licenses and permits from a number of governmental agencies in order to conduct various aspects of our business. These licenses and permits are subject to modification and revocation, which could impair our ability to conduct our business in the manner in which, and at the places at which, it is presently conducted.
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
Insurance
      We maintain comprehensive general and product liability insurance coverage at levels which we believe are prudent and most cost-effective. Our insurance programs include various deductible amounts with respect to such coverages. Certain coverages, including environmental pollution, are restricted or have been excluded under current policies. The level of coverage and deductible maintained generally reflect trends in the liability insurance industry and are not unique to us. In determining our insurance programs, we regularly evaluate the cost of insurance as compared to the risks assumed.
Securities and Exchange Commission Filings
      The Company maintains a website at www.lesco.com. The Company makes available through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such information with or furnishes such information to the SEC.
Item 1a.     Risk Factors
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
      This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.
      You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material at the present time or that are not presently known to us. Conditions could change in the future, or new information may come to our attention that could impact our assessment of these risks.
      If any of the events described below were to occur, our business, prospects, financial condition and/or results of operations could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common shares could decline, and you could lose all or part of your investment in our company.

Sales of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.
      Sales of our products are seasonal. A large percentage of our sales occur during the spring and summer. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. Furthermore, adverse business or economic conditions during our peak selling season could materially adversely affect our business, financial condition and results of operations.
Weather conditions during our peak selling season could adversely impact our financial results.
      Weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall annual sales. Periods of cold and wet weather can slow sales of fertilizer, combination products and control products, while periods of dry, hot weather can decrease pest control product sales. In addition, an abnormally cold spring throughout North America could adversely affect fertilizer combination product and control product sales and therefore our results of operations.
Our dependence on one supplier for substantially all consumable products makes us vulnerable to a disruption in the supply of these products.
      Effective October 1, 2005, the Company sold substantially all of its manufacturing and distribution assets to TCS. Concurrently, the Company entered into a transition agreement and a long-term supply agreement with TCS pursuant to which this supplier manufactures or sources for us substantially all consumable goods sold by the Company.
      Consumable goods constituted 86% of our consolidated net sales for 2005. As a result, any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	The supplier’s breach of our long-term supply agreement with it;

•	An adverse change in the financial condition of the supplier; or

•	An adverse change in the supplier’s ability to manufacture, source and/or deliver desired products on a timely basis.
      The Company has contractual remedies designed to mitigate the risks of TCS’ failure to perform timely or effectively. For example, TCS must meet specified service levels or it will incur financial penalties. If TCS breaches the supply agreement or terminates it for reasons other than the Company’s breach, the Company will have the option to repurchase the sold assets for a purchase price based on the higher of the depreciated cost or fair market value of the capital assets and certain costs of the inventory. This contingency was designed to mitigate the risk of a catastrophic loss resulting from TCS’ breach or failure to perform under the agreement, but the Company may still be harmed, including by suffering a catastrophic loss, if a breach of a failure to perform occurs.
      Since October 1, 2005, the Company has been providing certain services to aid in the transition to TCS of the administration of the supply chain assets. Some services, including benefits and payroll administration, terminated at the end of 2005. Other services, including accounting, accounts payable, accounts receivable and tax services, will continue on a month-to-month basis until the earlier of TCS’ cancellation of the services or September 30, 2006. Although few problems have surfaced yet, the Company is aware that additional challenges may arise when the transition period ends and TCS assumes full responsibility for administration of supply chain assets.
      Successful performance of this long-term supply agreement is critical to the Company’s success. If the supply relationship is affected adversely, the Company may be unable to replace quickly or effectively the consumable goods manufactured or sourced for us by TCS. Significant disruptions could have a dramatic effect on the Company’s performance.

We may not be able to successfully execute our Service Center expansion program.
      One of our key business strategies is to expand annually, by 10% to 15% of our existing Service Centers’ base, the number of Service Centers we operate. Our success in executing this program is dependent on our ability to locate and obtain favorable Service Center sites, negotiate acceptable leases for those sites, open new and relocated Service Centers in a timely manner and adapt management information and other operating systems sufficiently to support Service Center expansion in an efficient and profitable manner. Executing this program requires that we attract, hire, train and retain the skilled associates necessary to meet the staffing needs of new Service Center operations in a timely and cost-effective manner.
The golf market has been contracting and the Company has transitioned to a revised model for sales to this sector.
      Over the last several years, the golf market has contracted as annual rounds of golf played have declined and new course development has slowed. Our sales to the golf sector represented 21.0% of the Company’s gross sales in 2005, a decline from 24.8% of the Company’s gross sales in 2004. We do not expect near-term growth in the golf industry, and if the golf market continues to contract, it is possible that our sales to that sector may be materially adversely affected. It is also possible that the golf industry may not respond favorably to the Company’s new model for golf course sales. In 2005, the Company transitioned from golf sales representatives to a Stores-on-Wheels model. The impact of this transition was not fully evident in 2005, and it is possible that the model could prove less effective than the Company anticipates.
Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.
      We operate in a highly competitive industry. We compete against numerous other companies, a number of which are more established in the industry and have substantially greater financial and other resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors are The Andersons Inc., J.R. Simplot Company, Lebanon Seaboard, Deere & Company, ProSource One and United Agricultural Products (UAP — formerly known as Verdicon).
      Principal competitive factors include location of stores selling the desired products, price and quality of products, in-stock consistency, merchandise assortment and presentation, and customer service. We believe we differentiate ourselves from general merchandise, hardware and home center retailers and other specialty retailers by focusing on a specific market segment (i.e., the professional turf care sector of the green industry). However, we do face competition from these retailers. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.
Changes in customer demands could materially adversely affect our sales, results of operations and cash flow.
      Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in their businesses. If we misjudge customer demand and preferences, we may overstock unpopular products and be forced to take significant inventory markdowns. However, shortages of key items also could have a materially adverse impact on results of operations.
Public perceptions that the products we sell pose health and environmental risks could adversely affect us.
      We sell a number of complex chemical products bearing our brand name, including fertilizers, combination, control, and pest control products. On occasion, customers have alleged that some products failed to perform to warranty, expectations or caused damage or injury to individuals or property. Public perception that our products pose health and environmental risks, whether justified or not, could impair our reputation, damage our brand name and adversely affect our business, financial condition and results of operations.

Compliance with environmental and other public health regulations could increase our costs of doing business and expose us to additional requirements with which we may be unable to comply.
      Local, state, federal, and, to a lesser extent, foreign laws and regulations governing turf control products and environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (“U.S. EPA”) and, in many cases, similar state agencies, before they can be sold. Fertilizer products are also regulated by state agencies and generally must be registered or licensed in most states in which they are sold. The inability to obtain, or the cancellation of, any registration or license could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected.
      It is also possible that the U.S. EPA or a third-party registrant of an active ingredient in our products may decide that a pesticide we use in our products will be limited or made unavailable to us. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but we may not always be able to avoid or minimize these risks. For example, in December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, requiring a phased withdrawal of products containing diazinon, which chemical was used in certain of our control products. We cannot predict the effect of the U.S. EPA’s continuing evaluations of active ingredients used in our products.
      The Company incurs risks of regulatory and environmental compliance related to its on-going operation of LESCO Service Center stores, Stores-on-Wheels vehicles, and direct sales. Some of the products that we distribute are subject to regulation by federal, state and local authorities. These regulations vary by state, and sometimes, locality. For example, the Company and its employees must maintain current licenses in order to sell restricted-use pesticides. Regulations also may require that only certified applicators apply the product, that the product be used only in specified locations or that certain ingredients not be used. Selling a restricted-use pesticide without a current license, or to a customer who lacks a license to apply the product, can subject the Company to administrative actions and penalties. In addition, the Company is subject to administrative actions and penalties if it sells unregistered or mislabeled pesticide products.
      Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances.
      In addition to the regulations already described, local, state and federal agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. As a result of the sale of our supply chain assets to TCS in October 2005, the Company no longer owns its former manufacturing and distribution facilities in Martins Ferry, Ohio; Hatfield, Massachusetts; Westfield, Massachusetts; Silverton, Oregon; or Sebring, Florida. Pursuant to the terms of the Asset Purchase Agreement with TCS, however, we are contractually obligated to indemnify TCS for environmental liabilities at the facilities relating to actions, omissions, events or occurrences prior to the closing date of the sale, and, in limited situations, for certain environmental events occurring after the closing date.
      For example, in 2003 the Ohio EPA conducted a multimedia inspection at the Martins Ferry facility and noted the potential presence of contaminants beyond acceptable limits in the sanitary and storm water discharges from the facility. The Company believes that all sanitary discharge issues have been resolved with the Ohio EPA (subject to continued monitoring of discharge levels to ensure no significant adverse changes), but the Ohio EPA expects significant reduction of the ammonia content of the plant’s storm water discharge that has not yet been achieved. Although TCS purchased this facility in October 2005, the Company remains liable for the costs of achieving compliance with the Ohio EPA’s mandate.
      In addition to liability for operations at its former production facilities, the Company continues to have potential liability for activities at its former distribution facilities in Stockton, California; Plano, Texas; North Aurora, Illinois; Anaheim, California; and Windsor, New Jersey. To that end, the Company is currently engaged in discussions with state and local agencies to determine the extent of its obligation to remediate the Stockton and Windsor sites.
      We have reserved for future expenditures where our liability for environmental remediation can be assessed with reasonable accuracy, but our liability may exceed reserves for several reasons:

•	we do not know whether there are conditions of contamination currently unknown to us;

•	we may not know the extent of contamination, even when the existence of contamination is known to us; and

•	we cannot predict whether we will be able to utilize the most cost-effective method of remediation, or whether more expensive means will be required.
      If we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our results of operations, financial position and cash flows.
      Environmental regulations are often complex and are subject to change. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Neither compliance with regulatory requirements nor our environmental procedures can ensure that we will avoid claims for personal injury, property damages or governmental enforcement. While we do not anticipate having to make, and historically have not had to make, significant capital expenditures to comply with applicable environmental laws and regulations, due to the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that material capital expenditures will not be required in the future.
The products that we distribute could expose us to product liability claims.
      Our business exposes us to potential product liability risks in the distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products.
Our operating results and cash flow are susceptible to fluctuations.
      We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	the inherent seasonality of the turf care industry;

•	weather conditions during peak turf care seasons;

•	shifts in demand for our products; and

•	changes in product mix, service levels and pricing by us and our competitors.
      These fluctuations could negatively impact our business and the market price of our common shares.
Increases in raw material costs directly affect the Company’s profitability.
      Although the Company no longer manufactures its own blended fertilizers and combination products subsequent to the sale of its supply chain assets, our long-term supply agreement with TCS establishes the Company’s cost for these products at TCS’ cost plus a defined margin. Accordingly, the Company continues to be subject directly to the variable costs of raw materials, including urea, phosphorus, potash and sulfur, among others. Urea, for example, is the nitrogen source for our fertilizer and combination products and a second derivative of natural gas. As the cost of natural gas has risen in the last few years, our cost of urea has increased substantially as well. Our ability to pass along these additional costs to customers in the form of price increases is critical to our profitability.
Item 1b.     Unresolved Staff Comments
      None
Item 2.     Properties
      We lease our corporate office facility and own or lease closed distribution and manufacturing facilities. We believe these facilities are well-maintained and adequately insured. The location, principal use, size and status of each of our principal properties as of December 31, 2005 are as follows:

Location(1)	Principal Use	Square Feet	Status

Anaheim, CA	Closed distribution hub	14,780	Leased(2)
North Aurora, IL	Closed distribution hub	74,056	Leased(3)
Stockton, CA	Closed manufacturing facility for fertilizers and turf control products	32,000	Owned/ Leased(4)
Cleveland, OH	Corporate office	38,643	Leased(5)
Windsor, NJ	Asset held for sale — land previously used as a manufacturing and distribution center, approximately 17 acres	—	Owned

(1)	Does not include Service Centers or Stores-on-Wheels. As of December 31, 2005, we operated Service Centers in 305 leased facilities. These facilities range in size from 3,400 to 10,000 square feet. As of December 31, 2005, we owned or leased 111 vehicles for our Stores-on-Wheels.

(2)	Lease term expires in 2008. On December 24, 2005, approximately 3,000 square feet were subleased on a month-to-month basis.

(3)	Lease term expires in 2008.

(4)	These facilities consist of two buildings we own. The land is subject to ground leases, which expire in 2011. We have one, five-year renewal option.

(5)	Lease term expires in 2010. We have one, five-year renewal option.
Item 3.     Legal Proceedings
      In 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (“NYSDEC”) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of Dimension®Crabgrass Pre-emergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company has held discussions with the NYSDEC relative to a settlement.
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

Name	Age	Position

Jeffrey L. Rutherford	45	President and Chief Executive Officer
Bruce K. Thorn	39	Senior Vice President, Chief Operating Officer
Michael A. Weisbarth	41	Vice President, Chief Financial Officer and Treasurer
Kathleen M. Minahan	36	Vice President, General Counsel and Secretary
      Jeffrey L. Rutherford has been President and Chief Executive Officer of the Company since October 2005. Mr. Rutherford joined the Company as Senior Vice President and Chief Financial Officer on February 18, 2002. From 1997 to 2001, he served as Senior Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a retailer of office supplies, and from February 1997 to July 1997 as Senior Vice President and Treasurer of that company.
      Bruce K. Thorn has been Senior Vice President, Chief Operating Officer since October 2005. Prior to October 2005, Mr. Thorn was Senior Vice President, Operations overseeing all aspects of the Company’s marketing and supply chain functions. Mr. Thorn joined the Company as Senior Vice President, Logistics & Operations on March 18, 2002. From 2000 to 2002, Mr. Thorn was Senior Director for Global Engineering Services for Gap, Inc., a specialty retailer in the apparel industry. From 1997-2000, he was Director of the Distribution Division for Cintas Corporation.
      Michael A. Weisbarth was appointed Vice President, Chief Financial Officer and Treasurer in October 2005. Mr. Weisbarth joined the Company in March 2004, as Vice President, Controller. Prior to joining LESCO, Mr. Weisbarth spent eight years at OfficeMax where he held the positions Vice President/ Controller and Senior Vice President/ Treasurer as well as a variety of financial positions. In addition, Mr. Weisbarth has worked for Deloitte & Touche and Things Remembered, a division of Cole National.
      Kathleen M. Minahan was appointed Vice President, General Counsel and Secretary in October, 2005. Ms. Minahan joined the Company on March 15, 2004, as Senior Corporate Counsel. Ms. Minahan was in private practice from 1995 through 2004, most recently as a senior associate with the law firm of Thompson Hine LLP where she practiced in the business litigation and labor and employment practice groups. Ms. Minahan joined Thompson Hine LLP in June 2002 when the firm combined its practice with Kaufman & Cumberland Co., L.P.A., a boutique litigation firm where Ms. Minahan had practiced since 1999.
PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common shares are traded on the NASDAQ National Market System under the symbol “LSCO.” The following are the high and low closing prices of our common shares by quarter:

	2005		2004

(Quarter Ended)	High	Low	High	Low

March 31	$14.85	$12.51	$13.66	$10.40
June 30	15.50	12.11	13.60	11.15
September 30	16.05	12.35	14.05	12.20
December 31	17.10	14.75	13.48	11.25

      We did not pay dividends in 2005 or 2004. Certain provisions of our previous credit agreement prohibited the Company from paying dividends. The current Revolving Credit Facility (the Facility) allows for the payment of dividends as long as certain conditions are maintained. Under the Facility, the Company may distribute cash dividends or redeem common shares worth up to $30 million in the aggregate over the term of the Facility provided that the Company maintains certain covenants. Among these covenants are requirements to maintain at least $5 million of available, undrawn borrowing capacity (and up to $10 million for various periods during the year) along with a certain fixed charge coverage ratio and a net worth requirement.
      As of March 13, 2006, there were 1,228 holders of record of our common shares.
      See also Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.     Selected Financial Data
Five Year Summary

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

(Dollars in thousands, except per share data)
Net Sales	$575,745	$561,041	$523,489	$511,705	$504,268
Cost of product (including distribution costs)	(434,334)	(422,617)	(398,312)	(394,694)	(394,719)

Gross profit on sales	141,411	138,424	125,177	117,011	109,549
Selling expense	(98,837)	(91,758)	(86,043)	(80,781)	(77,131)
General & administrative expense	(26,739)	(27,000)	(28,612)	(32,320)	(29,620)
Merchant discounts and provision for doubtful accounts	(15,893)	(10,757)	(3,045)	(2,363)	(1,268)
Pre-opening expense	(1,607)	(1,158)	(609)	—	—
Early retirement of debt	—	—	(2,333)	(4,550)	—
Loss from sale of accounts receivable	—	—	(4,626)	—	—
Asset rationalization	—	—	—	(12,044)	—
Corporate relocation expense	—	(6,878)	—	—	—
Hurricane/flood expense	—	(1,243)	—	—	—
Vendor contract termination	(474)	(4,404)	—	—	—
Supply chain transaction expense	(24,039)	—	—	—	—
Other expense	(118)	(272)	(337)	(104)	(329)
Other income	470	508	1,521	812	53

Earnings (loss) before interest and taxes	(25,826)	(4,538)	1,093	(14,339)	1,254
Interest expense, net	(856)	(747)	(4,730)	(4,899)	(6,098)

Loss before taxes and cumulative effect of accounting change	(26,682)	(5,285)	(3,637)	(19,238)	(4,844)
Income tax (provision) benefit	—	(340)	(1,634)	6,376	1,960

Loss before cumulative effect of accounting change	(26,682)	(5,625)	(5,271)	(12,862)	(2,884)
Cumulative effect of accounting change for goodwill charge, net of tax benefit of $2,735	—	—	—	(4,597)	—

Net loss	$(26,682)	$(5,625)	$(5,271)	$(17,459)	$(2,884)

Loss per common share before cumulative effect of accounting change:
Diluted	$(3.00)	$(0.65)	$(0.63)	$(1.52)	$(0.34)
Basic	$(3.00)	$(0.65)	$(0.63)	$(1.52)	$(0.34)

Cumulative effect of accounting change per basic and diluted common share	—	—	—	(0.54)	—
Loss per common share
Diluted	$(3.00)	$(0.65)	$(0.63)	$(2.06)	$(0.34)
Basic	$(3.00)	$(0.65)	$(0.63)	$(2.06)	$(0.34)

Average number of common shares and common share equivalents outstanding:
Diluted	8,887,024	8,696,356	8,550,414	8,519,789	8,496,681
Basic	8,887,024	8,696,356	8,550,414	8,519,789	8,496,681

	December 31,

	2005	2004	2003	2002	2001

(Dollars in thousands)
Balance Sheet Data:
Working capital, excluding current debt	$34,396	$48,185	$58,843	$107,642	$87,660
Total assets	$130,881	$155,993	$161,365	$204,732	$204,596
Long-term debt, net of current portion	$—	$—	$5,875	$10,227	$11,390
Shareholder’s equity	$42,758	$66,523	$71,270	$76,933	$93,916

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Organization of Information
      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Business Segment Results — 2005 vs. 2004

•	Business Segment Results — 2004 vs. 2003

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements
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
      We track our customers through two customer sectors: Lawn Care and Golf.
      Gross sales for these sectors were as follows for each of the past three years:

	2005	2004	2003

(Dollars in millions)
Lawn Care	$460.6	$425.4	$388.4
Golf	122.3	140.1	137.6

	$582.9	$565.5	$526.0

      Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as distribution to the sectors is vastly different and their growth prospects vary significantly.
      Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 305 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We generated $55.2 million of sales through the 79 Service Centers opened in the last three years. We estimate the market for our consumable Lawn Care products at $6.0 billion, of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals due to time or ability constraints coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.
      The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Additionally, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. We currently operate 111 Stores-on-Wheels that service the golf industry. During 2005, we expanded our fleet of vehicles by 38 units from our base of 73 at the end of 2004. The vast majority of the fleet is comprised of smaller, more cost effective vehicles compared to the larger tractor trailer units that the Company historically operated. We believe that these smaller units will allow us to expand the concentration of our customer base beyond the golf customer.
      Our historical financial performance and returns on invested capital through 2001 were unacceptable. We operated three business lines that consumed capital: selling product, manufacturing and distribution operations (supply chain) and credit financing. Based upon the opportunities that were available in our customer sectors and opportunities for improvement in our financial performance, we embarked in 2002 on a strategy to reposition LESCO in order to capitalize more effectively on our opportunities. In 2005, the Company reached a significant inflection point as it completed its strategic and financial restructuring, culminating with the sale of LESCO’s supply chain assets. The following is a summary of the changes we have made to our business over the past two years, along with any financial impacts from these changes:

1. Sale of Supply Chain Assets: The fourth quarter of 2005 marked the culmination of the Company’s strategic effort to sell its manufacturing and distribution assets. The assets were sold to TCS along with the related working capital for $34 million. Ultimately, the Company expects to harvest $25 million in cash after settling all requirements associated with the transaction including the accounts payable due to vendors for the inventory sold to TCS. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. LESCO recorded a charge of $24.0 million related to the transaction for the loss on sale of assets, lease terminations and service fees including banking, legal and insurance costs. There were four distribution facilities that were not purchased by TCS and subsequently were closed by LESCO as of December 31, 2005. The Company recorded $2.2 million in closing costs and asset impairment expense for these facilities. Concurrently with the execution of the sale agreement, the Company entered into a long-term supply contract with TCS that includes, among other terms, negotiated pricing, access to blending capacity, service level requirements and built-in cost reduction incentives.

In previous years, leading up to the sale to TCS, the Company began rationalizing its blending capacity and ceased operations at, and decided to sell, two manufacturing facilities (a methylene-urea facility in Disputanta, Virginia and a manufacturing facility in Stockton, California) and certain other properties. In conjunction with the shutdown of those operations, we recorded a reserve to provide for the remaining obligations associated with each site. At December 31, 2005, $0.5 million remained in the reserve pertaining to these properties, primarily representing future lease and real estate tax payments. For the assets shuttered in 2005, there is $1.6 million remaining in the reserve at December 31, 2005. All future costs incurred to prepare the various sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property.

2. Stores Expansion and Segment Operating Model: We expanded the number of Service Centers and Stores-on-Wheels locations and modified our financial reporting to reflect the changes in our operating model after the sale of the supply chain assets to TCS.

a. New Service Center Program: LESCO did not open any new Service Centers from 1998 until 2003. Our analysis of Service Center Four-Wall Profit and Loss Statements (P&Ls) and Four-Wall Return on Invested Capital (ROIC) indicated that with a total capital and working capital investment of $200,000 to $250,000, an average Service Center at maturity generates approximately $1.3 million of sales and a ROIC of approximately 43%. As a result, we performed a statistical analysis utilizing historical Service Center operating performance, published industry data and government data relative to the U.S. metropolitan statistical areas. This analysis indicated ample opportunity to expand the number of Service Centers in the continental United States by over 250 locations. We began a Service Center opening program resulting in 21 new Service Centers in 2003, 27 new Service Centers in 2004, and 31 new Service Centers in 2005, with an expectation to open up to 40 additional Service Centers in 2006.

b. Stores-on Wheels Expansion: During the first half of 2005, we expanded our fleet of Stores-on-Wheels vehicles by 52% to 111 units from a fleet of 73 units at the end of 2004. The rapid expansion of this sales channel created significant challenges, including employee turnover and asset deployment; however, we anticipate improved profitability levels in 2006 as efficiency gains are realized due to the condensed sales territories and downsized vehicle requirements (box truck versus tractor trailer). The cost-effective Stores-on-Wheels will service not only golf course customers, but will visit all locations with stationary turf superintendent functions including schools, universities, cemeteries, parks and municipalities. We currently anticipate placing three incremental units into service in 2006.

Furthermore, in 2005 we expanded our field management organization to enhance the required infrastructure to support our future store growth, which will come predominantly from adding new Service Centers. The incremental $3.9 million incurred in 2005 for the expansion of our Stores-on-Wheels fleet and field management team is not expected to be replicated in 2006.

c. Segment Reporting: Concurrently with the sale of its supply chain assets, the Company revised its segment reporting and now reports on two segments — Stores and Direct. The Stores Segment includes operating results of the Company’s Service Centers, Stores-on-Wheels vehicles and field management costs. The Direct Segment includes the operating results of all non-store transactions. The two operating segments are supplemented by Corporate costs, which include expenses for selling support functions such as customer service, bids processing, product registration and marketing expense. In addition, merchant discounts that are incurred for the extension of customer payment terms, general and administrative expense, new Service Center pre-opening expenses, and interest and taxes are all reported as Corporate costs.

3. Refinancing: In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Facility. The Facility matures October 7, 2010 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and there is a facility fee of 0.25% on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2005, there was $45.3 million available, based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.0 million were outstanding resulting in unused borrowing capacity of $32.3 million as of December 31, 2005. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.

The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2005.

4. Relocation of Corporate Headquarters: During 2004, we entered into agreements to relocate our corporate headquarters from our approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. Relocation costs incurred during 2004 were $6.9 million and were related primarily to tenant and landlord inducements along with broker commissions and legal fees. In 2005, the financial effect of the relocation was accretive to earnings on a pre-tax basis by over $1.0 million. As part of the relocation, we reduced our lease commitment for corporate offices by five years as the lease on the Strongsville facility expires in 2015 while the current corporate headquarters lease expires in 2010.

5. Vendor Contract Termination: In 2004, we notified KPAC Holdings, Inc. (KPAC), our supplier of methylene urea fertilizer, that we were terminating our performance under a five-year supply agreement. The agreement, signed in November 2002, required the Company to purchase annually 8,000 tons of methylene urea fertilizer at a fixed conversion cost of $500 per ton. Management estimated that terminating the supply agreement would generate an annual, pre-tax savings of more than $2 million over the remaining term of the agreement, which aggregate savings are expected to exceed the $5.7 million cost to exit the supply agreement.

6. Other: Deferred Tax Asset Valuation Reserves — In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, we considered historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses, including those generated from the supply chain transaction and other strategic initiatives, create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $15.6 million has been recorded to fully reserve for the Company’s net deferred tax assets as of December 31, 2005.

BUSINESS SEGMENT RESULTS — 2005 vs. 2004
      Concurrently with the sale of the supply chain assets, LESCO revised its segment reporting and now manages the business utilizing two business segments — Stores and Direct, which are supplemented by Corporate support functions.
      The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflects the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity. EBIT should not be considered an alternative to net income (loss) calculated in accordance with GAAP.
SEGMENT INCOME STATEMENT

	Twelve Months Ended December 31,

	Stores		Direct Sales		Corporate		Total

	2005	2004	2005	2004	2005	2004	2005	2004
(Dollars in millions)
Net sales	$499.5	$452.4	$76.2	$108.6	$—	$—	$575.7	$561.0
Cost of Product (including distribution costs)	(360.8)	(329.4)	(67.3)	(92.4)	(6.2)	(0.8)	(434.3)	(422.6)

Gross profit on sales	138.7	123.0	8.9	16.2	(6.2)	(0.8)	141.4	138.4
% to Net Sales	27.8%	27.2%	11.7%	14.9%			24.6%	24.7%
Selling expense	(82.8)	(68.3)	(5.6)	(13.2)	(10.4)	(10.2)	(98.8)	(91.7)
% to Net Sales	(16.6)%	(15.1)%	(7.3)%	(12.2)%			(17.2)%	(16.3)%
Merchant discounts	(8.4)	(6.3)	(1.9)	(1.7)	(5.6)	(2.7)	(15.9)	(10.7)
% to Net Sales	(1.7)%	(1.4)%	(2.5)%	(1.6)%			(2.8)%	(1.9)%
Pre-opening expense	—	—	—	—	(1.6)	(1.2)	(1.6)	(1.2)
% to Net Sales	—	—	—	—			(0.3)%	(0.2)%
General & administrative expense	—	—	—	—	(26.7)	(27.0)	(26.7)	(27.0)
% to Net Sales	—	—	—	—			(4.6)%	(4.8)%
Supply chain transaction expense	—	—	—	—	(24.0)	—	(24.0)	—
% to Net Sales	—	—	—	—			(4.2)%	—
Vendor contract termination	—	—	—	—	(0.5)	(4.4)	(0.5)	(4.4)
% to Net Sales	—	—	—	—			(0.1)%	(0.8)%
Corporate relocation expense	—	—	—	—	—	(6.9)	—	(6.9)
% to Net Sales	—	—	—	—			—	(1.2)%
Hurricane/flood expense	—	—	—	—	—	(1.2)	—	(1.2)
% to Net Sales	—	—	—	—			—	(0.2)%
Other income (expense)	—	—	—	—	0.3	0.2	0.3	0.2
% to Net Sales	—	—	—	—			0.1%	0.0%

Earnings (loss) before interest and taxes	$47.5	$48.4	$1.4	$1.3	$(74.7)	$(54.2)	(25.8)	(4.5)

% to Net Sales	9.5%	10.7%	1.8%	1.2%			(4.5)%	(0.8)%
Interest expense, net							(0.9)	(0.8)
% to Net Sales							(0.2)%	(0.1)%

Loss before taxes							(26.7)	(5.3)
% to Net Sales							(4.6)%	(0.9)%
Income tax provision							—	(0.3)
% to Net Sales							—	(0.1)%

Net loss							$(26.7)	$(5.6)

% to Net Sales							(4.6)%	(1.0)%

SALES BY CUSTOMER SECTOR AND TRANSACTING SELLING LOCATIONS
      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Twelve Months Ended December 31,

	2005				2004				% Change

	Service	Stores			Service	Stores			Service	Stores
(Dollars in millions)	Centers	on Wheels	Direct	Total	Centers	on Wheels	Direct	Total	Centers	on Wheels	Direct	Total

Lawn care	$388.1	$3.5	$69.0	$460.6	$349.9	$2.7	$72.8	$425.4	10.9%	29.6%	(5.2)%	8.3%
Golf	35.8	77.3	9.2	122.3	34.5	70.9	34.7	140.1	3.8	9.0	(73.5)	(12.7)

Gross sales	423.9	80.8	78.2	582.9	384.4	73.6	107.5	565.5	10.3	9.8	(27.3)	3.1
Net sales adjustments(a)	(2.4)	(2.8)	(2.0)	(7.2)	(0.1)	(5.5)	1.1	(4.5)	(2,300.0)	49.1	(281.8)	(60.0)

Net sales	$421.5	$78.0	$76.2	$575.7	$384.3	$68.1	$108.6	$561.0	9.7%	14.5%	(29.8)%	2.6%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and rebates.
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

Sales:
      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Twelve Months Ended December 31,

	2005			2004			% Change

	Service	Stores		Service	Stores		Service	Stores
(Dollars in millions)	Centers	on Wheels	Total	Centers	on Wheels	Total	Centers	on Wheels	Total

Lawn care	$388.1	$3.5	$391.6	$349.9	$2.7	$352.6	10.9%	29.6%	11.1%
Golf	35.8	77.3	113.1	34.5	70.9	105.4	3.8	9.0	7.3

Gross sales	423.9	80.8	504.7	384.4	73.6	458.0	10.3	9.8	10.2
Net sales adjustments	(2.4)	(2.8)	(5.2)	(0.1)	(5.5)	(5.6)	(2,300.0)	49.1	(60.0)

Net sales	$421.5	$78.0	$499.5	$384.3	$68.1	$452.4	9.7%	14.5%	10.4%

      Service Centers: Service Centers’ gross sales reflect sales transacted through our 305 Service Centers in operation as of December 31, 2005, including 31 new Service Centers opened during 2005. The total gross sales increase of 10.3% in 2005 reflects a same-store (including stores opened in 2003 and prior years) increase of 5.8% and 4.5% from 2004 and 2005 Service Center openings. Service Center sales for the 79 stores opened in the last three years were $55.4 million. We plan to open up to 40 additional Service Centers in 2006.
      Stores-on-Wheels: Stores-on-Wheels gross sales for the year reflect sales transacted through our 111 Stores-on-Wheels in operation as of December 31, 2005, including 38 new Stores-on-Wheels placed into service during 2005. The total gross sales increase of 9.8% in 2005 was predominantly driven by the incremental units on a year-over-year basis. The vast majority of the new Stores-on-Wheels were added in markets where LESCO already had a presence through an existing Stores-on-Wheels unit or a golf direct sales representative. The golf direct sales representative model was essentially disbanded and merged into the

Stores-on-Wheels operations in the first half of 2005 resulting in employee turnover and a corresponding decline in sales. We anticipate placing up to three new units into operation in 2006.
      Net sales adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sale adjustments, combined with freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates decreased $0.4 million in 2005 compared to 2004.

Gross Profit on Sales:
      Gross profit as a percentage of net sales increased to 27.8% in 2005 from 27.2% in 2004. The increase is an outcome of the Company’s improved pricing strategy (implemented throughout 2005) and meaningful margin rate gains in the grass seed, control, and fertilizer product categories. This expansion in product margin is despite an approximate 11% year-over-year comparative price increase for urea and increased fuel surcharges in 2005. Urea is used as the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 8% to 10% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. For 2005, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. Fuel surcharges, included in our costs of distributing product to the selling locations, nearly doubled on a year-over-year basis, compounded by the 31 incremental locations added to the distribution network.
      As a measure of the productivity of our significant investment in real estate and inventory, the Company analyzes the gross profit on sales per square foot of rental space for each of the Service Center classes. This non-GAAP measure is calculated by dividing gross profit on sales for each Service Center class by its respective leased square footage. The following table illustrates the improvement in this metric on a year-over-year basis:
Gross Profit per Square Foot of Service Centers

	Twelve Months
	Ended
	December 31,

	2005	2004

Class of 2005 (31 stores)	$7.73	$—
Class of 2004 (27 stores)	$37.74	$19.30
Class of 2003 (21 stores)	$53.83	$42.48
Prior to 2003 (226 stores)	$81.98	$76.51
Total per square foot leased	$67.97	$67.75
      As the Company continues to increase the Service Center footprint in existing markets, the ‘Prior to 2003’ gross profit on sales per square foot metric initially will decrease due to sales transfers to new locations. The estimated impact on this metric is a near-term reduction of approximately 5%.

Selling Expense:
      Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, and field management. The increase of $14.5 million, or 1.5% of net sales, to $82.8 million, or 16.6% of net sales, in 2005 is directly attributable to $4.5 million for new Service Centers and $3.9 million for the 38 Stores-on-Wheels openings. Other significant increases, on a year-over-year basis, were $2.7 million for the expansion of the field management team to enhance the structure to support future store growth and $2.6 million incremental field personnel incentive compensation due to the achievement of sales and productivity goals. The majority of the remaining increase is related to the new systems connectivity and technology that was deployed into the Service Centers beginning in 2004 and completed in the second quarter of 2005.

Merchant Discounts:
      Merchant discount fees incurred for regular payment terms increased to $8.4 million, or 1.7% of net sales, from $6.3 million, or 1.4% of net sales, in the previous year. This increase as a percentage of net sales was driven by a shift in mix of customer credit usage towards higher-cost bank cards from the Company’s private label credit program. Bank card usage increased to 10.4% of sales in 2005 from 8.7% in 2004.

(Loss) Earnings before Interest and Taxes:
      During 2005, LESCO increased its Service Center base by 11%, adding 31 Service Centers to its base of 274 stores at the end of 2004. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open up to 40 new Service Centers in 2006. Below are the 2005 and 2004 operating results by class of Service Centers:

	Twelve Months Ended December 31,

	2005				2004

	Class of	Class of	Class of		Class of	Class of
	2005	2004	2003		2004	2003
	(31 Stores)	(27 Stores)	(21 Stores)	Total	(27 Stores)	(21 Stores)	Total
(Dollars in thousands)
Net Sales	$6,539	$25,157	$23,524	$55,220	$13,843	$19,012	$32,855
Cost of product (including distribution costs)	(5,136)	(18,769)	(17,494)	(41,399)	(10,576)	(14,254)	(24,830)

Gross profit on sales	1,403	6,388	6,030	13,821	3,267	4,758	8,025
Selling expense	(2,939)	(5,605)	(4,156)	(12,700)	(4,028)	(3,938)	(7,966)
Merchant discount expense	(120)	(413)	(400)	(933)	(185)	(258)	(443)

(Loss) earnings before interest and taxes	$(1,656)	$370	$1,474	$188	$(946)	$562	$(384)

      As a result of the foregoing factors, including the operating results of the new Service Centers and Stores-on-Wheels, the Stores Segment had EBIT of $47.5 million in 2005 versus $48.4 million in 2004 with the 2005 results reflecting the additional $3.9 million in costs related to the conversion to, and expansion of, the Stores-on-Wheels model. See management’s discussion regarding the use of EBIT on page 18.
Direct Segment
      The Direct Segment consists of direct sales (non-store) to national account customers, including large retailer accounts, along with the operations of LESCO sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.

Sales:
      The following table provides supplemental detail of sales by customer sector:

	Twelve Months Ended
	December 31,

	2005	2004	% Change
(Dollars in millions)
Lawn care	$69.0	$72.8	(5.2)%
Golf	9.2	34.7	(73.5)

Gross sales	78.2	107.5	(27.3)
Net sales adjustments	(2.0)	1.1	(281.8)

Direct Segment net sales	$76.2	$108.6	(29.8)%

      Direct Segment: All gross sales reflect sales transacted as direct sales (non-store) with our national account customers, including large retailer accounts, along with the operations of LESCO sales representa-

tives through our direct sales programs. The decrease of 27.3% in 2005 compared to 2004 is primarily attributable to the year-over-year decline of 73.5% in sales to customers in the golf industry reflecting the effect of our disbanded golf sales representatives program. The decline in year-over-year golf sales is attributable to both the inclement weather during the first quarter in the Northeast and Midwest regions of the country along with the previously described transition of our golf direct sales and Stores-on-Wheels sales channels. We continue to evaluate the return on investment relative to our contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. We analyze customer profitability across the entire Company as certain national account customers may elect to transact sales in our Stores Segment as well as in our Direct Segment. This program has, on occasion, resulted in lost contract sales, and we will continue to eliminate direct sales that do not produce an acceptable level of return on our overall investment.
      Net sales adjustments: Net sales adjustments decreased $3.1 million in 2005 compared to 2004 as freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, declined, and customer discounts and rebates increased as the Company implemented a customer incentive plan targeted at garnering market share for specific LESCO-branded products.

Gross Profit on Sales:
      Gross profit as a percentage of net sales decreased to 11.7% in 2005 from 14.9% in 2004. As the Company analyzed the profitability of major national accounts, contractual agreements and/or pricing were renegotiated to improve LESCO’s return on investment. The effect of these actions is demonstrated in the gross profit rate improvement by quarter in the Direct Segment as follows:

	Gross Profit
	Rate

	2005	2004
For the Quarter Ended:
March 31	9.6%	15.2%
June 30	11.5%	14.6%
September 30	9.2%	14.0%
December 31	19.2%	16.2%
      The decline in gross profit in the third quarter of 2005 is due to the deleveraging of allocated fixed warehousing and distribution costs. After the sale of the supply chain assets to TCS at the start of the fourth quarter, these costs became variable and this change is evidenced in the improved gross profit rate reflected in the fourth quarter results. Based on the change in our operating model, we anticipate gross profit on sales to be approximately 16% in 2006.

Selling Expense:
      Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In 2005, selling expense declined $7.6 million to $5.6 million, or 7.3% of net sales, from $13.2 million, or 12.2% of net sales, in 2004. The primary reductions in selling expense are $3.8 million of payroll and $1.3 million in incentive compensation due to the restructuring of our direct sales representative model in the first half of 2005, and $0.4 million of marketing expense based on a reduced number of campaigns.

Merchant Discounts:
      Merchant discounts increased to $1.9 million, or 2.5% of net sales, from $1.7 million, or 1.6% of net sales, in the previous year. The merchant discounts expense includes fees incurred for regular payment terms and the write-off of specifically-identified customer accounts receivable which were owned directly by the Company or under a recourse agreement with GEBCS, our private label business credit provider. The write-offs were recorded at $0.6 million, or 0.8% of net sales, in 2005 compared to no write off activity in this segment in 2004.

(Loss) Earnings before Interest and Taxes:
      As a result of the reduction in selling expense, offset by gross profit dollar decline and increase in merchant discounts, earnings before interest and taxes grew to $1.4 million in 2005 from $1.3 million in 2004.
Corporate
      The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses consisting of marketing costs, general and administrative expenses, any charges and all costs from the manufacturing and distribution facilities, marketing costs, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct Segments.
     Gross Profit on Sales:
      Corporate costs include the markdown of product for the strategic initiatives implemented by LESCO in 2005. These markdowns include:

•	$3.1 million for product rationalization to eliminate certain under-performing SKU’s,

•	$2.3 million for parts inventory to restructure the Company’s parts sourcing model, and

•	$0.8 million for inventory disposed in conjunction with the supply chain transaction.
      In 2004, the Company terminated its supply contract with KPAC Holdings, Inc. and incurred a $0.8 million charge for markdown costs associated with the supplier product that the Company removed from its merchandise offering.

Selling Expense:
      Corporate selling expense, composed of customer service, bids processing, product registration and marketing expenses, was $10.4 million and $10.2 million in 2005 and 2004, respectively. The majority of the increase on a year-over-year basis is related to the Company’s new direct marketing initiatives incurred of $0.4 million.

Merchant Discounts:
      Merchant discounts increased $2.9 million to $5.6 million from $2.7 million in the previous year. The merchant discounts expense includes promotional discount term fees incurred for the extension of customer payment terms and the net change in the allowance for doubtful accounts. In 2005, promotional discount terms were 1.0% of consolidated net sales compared to 0.4% in 2004. The increase was driven by market conditions necessitating more aggressive promotional offerings combined with customer participation at higher-than-historical levels.

Pre-Opening Expense:
      Pre-opening expense increased $0.4 million in 2005 compared to 2004 results. As the fixed charges for payroll and third-party consulting fees have increased, pre-opening expense in 2005 increased to approximately $52,000 per new Service Center from $43,000 per opening in 2004. The Company opened 31 new Service Centers in 2005 and 27 in 2004. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, third-party consulting fees, distribution and storage costs, is expensed as incurred.

General and Administrative Expense:
      General and administrative expense decreased by $0.3 million in 2005 to $26.7 million, or 4.6% of consolidated net sales, compared to $27.0 million, or 4.8% of consolidated net sales, in 2004. The net decrease in expense year over year is due to lower expenses related to the Company’s corporate headquarters lease and related costs, reduced management incentive costs, and a reduction or elimination of some expenses as a result of the supply chain transaction, offset by $2.6 million for expenses associated with a stock option repurchase from a former executive and severance costs related to the departure of the Company’s former President and Chief Executive Officer in the fourth quarter of 2005.

Supply Chain Transaction Expense:
      On October 11, 2005, the Company announced that it had completed the sale to TCS of its supply chain assets and consumable products inventory, including fertilizer, seed, control products, combination products, and related products. The supply chain assets included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. The Company incurred $24.0 million in charges in 2005, including $2.2 million of expense to close the four distribution hubs that were not purchased by TCS. The charges primarily were related to the loss on sale of certain assets.

Vendor Contract Termination:
      In the fourth quarter of 2004, we informed our supplier of methylene urea fertilizer, KPAC Holdings, Inc., that the Company would no longer operate under the terms of its Supply Agreement with KPAC. In the second quarter of 2005, the Company and KPAC reached a settlement through a court appointed mediator. The settlement required the Company to make a cash payment that exceeded management’s initial estimate by $0.5 million. The initial estimated expense of $5.2 million, including product markdown costs, was recorded in 2004. The Company has no further obligation to KPAC as final payment has been rendered.

Corporate Relocation Expense:
      During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 39,000 square foot facility in downtown Cleveland, Ohio. Relocation costs during 2004 were $6.9 million, primarily related to tenant and landlord inducements along with broker commissions and legal fees.

Hurricane/ Flood Expense:
      During the third quarter of 2004, the Company incurred losses at its Sebring, FL and Martins Ferry, OH manufacturing facilities due to hurricane activity in Florida and the related rainfall and flooding activity in Ohio. The total damages recorded were $1.2 million primarily resulting from the loss of approximately $1.0 million of bulk urea and sulfur coated urea that was stored at a third party terminal located adjacent to the Ohio River. Additionally, there was roof and siding damage sustained at the Sebring facility from the hurricane activity.

Other Expense/(Income):

	For the Year Ended
	December 31,

	2005		2004	Change
(Dollars in millions)
Other expense		$0.1	$0.3	$(0.2)
Other income		(0.4)	(0.5)	0.1

	$	$(0.3)	$(0.2)	$(0.1)

      The decrease of other expense in 2005 as compared to 2004 is primarily due to a reduction in losses on sale of property, plant and equipment incurred during normal business operations.

Interest Expense:

	Twelve Months Ended
	December 31,

	2005	2004	Change
(Dollars in millions)
Interest expense, net	$0.9	$0.8	$0.1
      Interest expense, net, increased $0.1 million in 2005 as compared to 2004. We ended 2005 with no short term borrowings; however, our borrowing rate was higher year over year based on our borrowings in the first nine months of 2005 when average debt was higher than previous year.

Income Taxes and Net Income:

	Twelve Months Ended
	December 31,

	2005	2004	Change

(Dollars in millions, except per share data)
Loss before income tax (provision) benefit	$(26.7)	$(5.3)	$(21.4)
Income tax (provision) benefit:
Current	—	(0.3)	0.3
Deferred	9.5	2.4	7.1
Change in valuation allowance	(9.5)	(2.4)	(7.1)

	—	(0.3)	0.3
Net loss	$(26.7)	$(5.6)	$(21.1)

Loss per common share:
Diluted	$(3.00)	$(0.65)

Basic	$(3.00)	$(0.65)

      As a result of the foregoing factors, including the transition of the golf direct sales organization to a Store-on-Wheels model, the supply chain transaction, vendor settlement, product rationalization to eliminate certain under-performing SKU’s, restructuring of the Company’s parts sourcing model, and the operating results of new Service Centers opened in 2003, 2004 and 2005 as well as the 38 new Store-on-Wheels which have not yet matured in their operating results, the Company had a pre-tax loss of $26.7 million in 2005 compared to a pre-tax loss of $5.3 million in 2004.
      The net loss for 2005 was $26.7 million, or $3.00 per diluted share, compared to a net loss of $5.6 million, or $0.65 per diluted share, for 2004. The 2005 results were reduced $24.0 million, or $2.70 per diluted share, due to costs of the supply chain transaction, $6.3 million, or $0.70 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering, $2.6 million, or $0.30 per diluted share, for stock option repurchase and severance costs for former executives, and $0.5 million, or $0.05 per diluted share, for settlement costs paid to KPAC Holdings, Inc. The 2004 results were reduced by $6.9 million, or $0.79 per diluted share, for costs related to the Company’s headquarters relocation; $5.2 million, or $0.60 per diluted share, for the costs associated with a supplier contract termination including product markdown costs; and $1.2 million, or $0.14 per diluted share, for costs related to hurricane and flood damage.
      In accordance with the provisions of FAS 109, in the fourth quarter of 2003, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $9.5 million and $2.4 million in 2005 and 2004, respectively.

      The impact of the valuation allowance decreased the Company’s income tax benefit by $9.5 million and $2.4 million and increased the loss per diluted share by $1.07 and $0.26 for the years ended December 31, 2005 and 2004, respectively.
BUSINESS SEGMENT RESULTS — 2004 vs. 2003
      Concurrently with its sale of supply chain assets in the fourth quarter of 2005, LESCO revised its segment reporting and now manages the business utilizing two business segments — Stores and Direct, which are supplemented by Corporate support functions. The financial data for 2004 and 2003 has been formatted to correspond with the new segment reporting.
      The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes, neither of which reflects the efficiency of the operation of our segment assets. Interest and taxes are accounted and paid for on a consolidated Company basis. Additionally, we use EBIT in determining whether to finance a project with debt or equity. EBIT should not be considered an alternative to net income (loss) calculated in accordance with GAAP.

	Twelve Months Ended December 31,

	Stores		Direct Sales		Corporate		Total

	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$452.4	$439.1	$108.6	$84.4	$—	$—	$561.0	$523.5
Cost of Product (including distribution costs)	(329.4)	(323.4)	(92.4)	(74.9)	(0.8)	—	(422.6)	(398.3)

Gross profit on sales	123.0	115.7	16.2	9.5	(0.8)	—	138.4	125.2
% to Net Sales	27.2%	26.3%	14.9%	11.3%			24.7%	23.9%
Selling expense	(68.3)	(62.7)	(13.2)	(12.5)	(10.2)	(10.9)	(91.7)	(86.1)
% to Net Sales	(15.1)%	(14.3)%	(12.2)%	(14.8)%			(16.3)%	(16.4)%
Merchant discounts	(6.3)	(1.5)	(1.7)	(0.1)	(2.7)	(1.4)	(10.7)	(3.0)
% to Net Sales	(1.4)%	(0.3)%	(1.6)%	(0.1)%			(1.9)%	(0.6)%
Pre-opening expense	—	—	—	—	(1.2)	(0.6)	(1.2)	(0.6)
% to Net Sales	—	—	—	—			(0.2)%	(0.1)%
General & administrative expense	—	—	—	—	(27.0)	(28.6)	(27.0)	(28.6)
% to Net Sales	—	—	—	—			(4.8)%	(5.5)%
Vendor contract termination	—	—	—	—	(4.4)	—	(4.4)	—
% to Net Sales	—	—	—	—			(0.8)%	—
Corporate relocation expense	—	—	—	—	(6.9)	—	(6.9)	—
% to Net Sales	—	—	—	—			(1.2)	—
Hurricane/flood expense	—	—	—	—	(1.2)	—	(1.2)	—
% to Net Sales	—	—	—	—			(0.2)	—
Early retirement of debt	—	—	—	—	—	(2.3)	—	(2.3)
% to Net Sales	—	—	—	—			—	(0.4)%
Loss from sale of accounts receivable	—	—	—	—	—	(4.6)	—	(4.6)
% to Net Sales	—	—	—	—			—	(0.9)%
Other income (expense)	—	—	—	—	0.2	1.1	0.2	1.1
% to Net Sales	—	—	—	—			0.0%	0.2%

Earnings (loss) before interest and taxes	$48.4	$51.5	$1.3	$(3.1)	$(54.2)	$(47.3)	(4.5)	1.1

% to Net Sales	10.7%	11.7%	1.2%	(3.7)%			(0.8)%	0.2%
Interest expense, net							(0.8)	(4.7)
% to Net Sales							(0.1)%	(0.9)%

Loss before taxes							(5.3)	(3.6)
% to Net Sales							(0.9)%	(0.7)%
Income tax provision							(0.3)	(1.7)
% to Net Sales							(0.1)	(0.3)%

Net loss							$(5.6)	$(5.3)

% to Net Sales							(1.0)%	(1.0)%

     Sales:
      The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Twelve Months Ended December 31,

	2004				2003				% Change

	Service	Stores			Service	Stores			Service	Stores
	Centers	on Wheels	Direct	Total	Centers	on Wheels	Direct	Total	Centers	on Wheels	Direct	Total
(Dollars in millions)
Lawn care	$349.9	$2.7	$72.8	$425.4	$322.1	$2.2	$64.1	$388.4	8.6%	22.7%	13.6%	9.5%
Golf	34.5	70.9	34.7	140.1	29.1	72.4	36.1	137.6	18.6	(2.1)	(3.9)	1.8

Gross sales	384.4	73.6	107.5	565.5	351.2	74.6	100.2	526.0	9.5	(1.3)	7.3	7.5
Net sales adjustments	(0.1)	(5.5)	1.1	(4.5)	(0.4)	(0.7)	(1.4)	(2.5)	75.0	(685.7)	178.6	(80.0)

Net sales	$384.3	$68.1	$108.6	$561.0	$350.8	$73.9	$98.8	$523.5	9.5%	(7.8)%	9.9%	7.2%

      Service Centers: Service Center gross sales reflect sales transacted through our 274 Service Centers in operation as of December 31, 2004, including 27 new Service Centers opened during 2004. The total increase of 9.5% reflected a same-store (excluding new and closed units) increase of 3.0% and an increase of 9.3% from new (2003 and 2004 openings) Service Center sales of $32.8 million.
      Stores-on-Wheels: Stores-on-Wheels gross sales for the year reflected sales transacted through the 73 Stores-on-Wheels in operation as of December 31, 2004 and 2003. Gross sales decreased 1.3%, primarily due to cannibalization of golf industry sales by the Service Centers.
      Direct: All other gross sales reflect sales transacted as direct (non-store) sales with our national account customers, including large retailer accounts, along with the operations of LESCO sales representatives through our direct sales programs. The increase of 7.3% was attributable to the year-over-year growth in sales to international customers offset by a decrease in sales to customers in the golf industry due to cannibalization by the Service Centers.
      Net Sales Adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Therefore, the $2.1 million of agency sales for 2004 represent the portion of gross revenue that exceeds the Company’s net product margin. Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, remained relatively flat as a percentage of sales. Customer discounts and rebates declined to 0.7% of gross sales from 0.8% as the Company implemented more stringent qualifications for its customers to obtain rebates.

Gross Profit on Sales:

	Twelve Months Ended December 31,

	2004		2003

	Dollars	% of Net Sales	Dollars	% of Net Sales
(Dollars in millions)
Product margin	$184.3	32.9%	$173.0	33.0%
Distribution cost	(45.9)	(8.2)	(47.8)	(9.1)

Gross profit	$138.4	24.7%	$125.2	23.9%

      In 2004 and 2003, our largest single purchased product or raw material was urea, the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 8% to 10% of our cost of sales. Urea is a second derivative of natural gas and its cost fluctuates with the changing cost of natural gas. Average 2004 urea costs increased approximately 20% over 2003 costs, which unabated would have resulted in an estimated 2.0% deterioration in product margin percentage. However, through price increases and other cost of sales reductions, particularly the cost per ton to blend fertilizer products, we successfully mitigated its effect on product margin. The 0.1% decline in product margin from 2003 was due to the markdown charge related to the elimination of merchandise from the Company’s product offering associated with a vendor contract termination.
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

Selling Expense:
      Selling expense includes all operating expenses of Service Centers and Stores-on-Wheels, direct sales, sales management, customer service and marketing expense. The increase of $5.6 million predominantly related to new Service Centers’ incremental operating costs of $5.2 million. New Service Centers’ selling expense was $8.0 million in 2004 for the 48 Service Centers opened in 2004 and 2003, while selling expense in 2003 included $2.8 million for the 21 Service Centers opened in 2003.

Merchant Discounts:
      As a percentage of net sales, merchant discounts expense increased 130 basis points year-over-year. In December 2003, we sold our trade accounts receivable portfolio to GEBCS for $57 million and entered into a private label business credit program agreement with GEBCS. In 2004, we sold an additional $6 million of trade accounts receivable to GEBCS. This arrangement resulted in increased merchant discounts as we pay program fees and discounts to GEBCS. Total merchant discount expense, including GEBCS, for normal payment terms was 1.5% of net sales while promotional discount expense was an additional 0.4% of net sales. Although merchant discount expense increased year-over-year, interest expense, provision for doubtful accounts, the general and administrative costs to service the previous in-house credit program and customer finance revenue were significantly reduced as compared to 2003.

Pre-Opening Expense:
      Pre-opening expense increased $0.6 million in 2004 compared to 2003 results. Pre-opening expense remained consistent between years at approximately $29,000 per new Service Center opened, as the Company opened 27 new Service Centers in 2004 and 21 in 2003. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, distribution and storage costs, is expensed as incurred.

General and Administrative Expense:
      General and administrative expense declined by $1.6 million in 2004 to $27.0 million, or 4.8% of net sales, compared to $28.6 million, or 5.5% of net sales, in 2003. The cost savings recognized from tightened expense controls, along with the strategic outsourcing of customer financing to GEBCS in December 2003, offset the increase in expense related to more stringent governance guidelines (Sarbanes-Oxley Section 404) as well as management bonus and employee insurance/benefits.

Corporate Relocation Expense:
      During the third quarter of 2004, we entered into agreements to relocate our corporate headquarters from our approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. Relocation costs incurred during 2004 were $6.9 million, primarily related to tenant and landlord inducements along with broker commissions and legal fees. We reduced our lease commitment for corporate offices by five years as the lease on the Strongsville facility expires in 2015 while the current corporate headquarters lease expires in 2010.

Hurricane/ Flood Expense:
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

Early Retirement of Debt:
      In 2003, the Company entered into the Facility and terminated its prior credit facility as well as an interest rate swap agreement. The termination of these two arrangements resulted in a charge of $2.3 million.

Loss from Sale of Accounts Receivable:
      On December 31, 2003, the Company sold a majority of its trade receivables portfolio to GEBCS for cash proceeds of approximately $57 million. The transaction resulted in a pre-tax charge of $4.6 million.

Vendor Contract Termination:
      In the fourth quarter of 2004, we informed our supplier of methylene urea fertilizer, KPAC, that the Company would no longer operate under the terms of the Supply Agreement with KPAC. The five-year supply agreement between LESCO and KPAC was entered into in November 2002 and required the Company to purchase 8,000 tons of methylene urea fertilizer annually from KPAC at a fixed conversion cost of $500 per ton plus the prevailing commodities market prices, which were approximately $270 per ton in 2004. An estimated expense of $5.2 million, including product markdown costs, was recorded.

Other Expense/(Income):

	Twelve Months Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Other expense	$0.3	$0.4	$(0.1)
Other income	(0.5)	(1.5)	1.0

	$(0.2)	$(1.1)	$0.9

      The decline in other expense in 2004 as compared to 2003 is primarily due to a reduction in losses on sale of property, plant and equipment incurred from normal business operations. The decline in other income predominantly relates to our former joint venture that was sold in the fourth quarter of 2003.

Interest Expense:

	Twelve Months Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Interest expense, net	$0.8	$4.7	$(3.9)
      Interest expense was dramatically reduced in 2004, which was directly related to the sale of the Company’s accounts receivable portfolio to GEBCS in December 2003. The sale of the portfolio reduced the year-over-year outstanding borrowings on the revolving credit facility and allowed us to eliminate an interest rate swap agreement at the end of 2003 and retire, prior to maturity, our industrial revenue bonds in the fourth quarter of 2004. Our improved cash flow allowed us to maintain lower seasonal borrowing levels and minimized the related interest expense. The effective interest rate of borrowings in 2004 was 6.86% versus 6.21% in 2003 as letter of credit fees are included in interest expense. Excluding letter of credit fees, the 2004 effective rate was 5.26%.

Pre-Tax Loss:

	Twelve Months Ended
	December 31,

	2004	2003	Change
(Dollars in millions)
Loss before taxes	$(5.3)	$(3.6)	$(1.7)
      During 2004, the Company opened 27 Service Center locations to augment the 21 new Service Center openings in 2003. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. Below are the 2004 and 2003 operating results for new Service Centers opened during 2004 and 2003:

	Twelve Months Ended December 31,

	2004			2003

	Class of 2004	Class of 2003		Class of 2003
	(27 Stores)	(21 Stores)	Total	(21 Stores)
(Dollars in thousands)
Sales	$13,843	$19,012	$32,855	$9,827
Cost of product (including distribution costs)	(10,576)	(14,254)	(24,830)	(7,240)

Gross profit on sales	3,267	4,758	8,025	2,587
Selling expense	(4,028)	(3,938)	(7,966)	(2,795)
Merchant discount expense	(185)	(258)	(443)	(26)

Earnings (loss) before interest and taxes	$(946)	$562	$(384)	$(234)

      As a result of the foregoing factors, including the operating results of new Service Centers, the Company had a pre-tax loss of $5.3 million for the year ended December 31, 2004 compared to a pre-tax loss of $3.6 million for the year ended December 31, 2003. See management’s discussion regarding the use of EBIT on page 18.

Income Taxes and Net Loss:

	Twelve Months Ended
	December 31,

	2004	2003	Change
(Dollars in millions, except per share data)
Loss before income tax (provision) benefit	$(5.3)	$(3.6)	$(1.7)
Income tax (provision) benefit:
Current	(0.3)	1.4	(1.7)
Deferred	2.4	(0.3)	2.7
Change in valuation allowance	(2.4)	(2.8)	0.4

	(0.3)	(1.7)	1.4
Net loss	$(5.6)	$(5.3)	$(0.3)

Loss per common share:
Diluted	$(0.65)	$(0.63)

Basic	$(0.65)	$(0.63)

      The net loss for 2004 was $5.6 million, or $0.65 per diluted share, compared to a net loss of $5.3 million, or $0.63 per diluted share, for 2003. The 2004 results were reduced by $6.9 million, or $0.79 per diluted share, for costs related to the Company’s headquarters relocation; $5.2 million, or $0.60 per diluted share, for the costs associated with a vendor contract termination including product markdown costs; and $1.2 million, or

$0.14 per diluted share, for costs related to hurricane and flood damage. The 2003 results were reduced by $4.6 million, or $0.54 per diluted share, for the loss on sale of accounts receivable to GEBCS and $2.3 million, or $0.27 per diluted share, for the early retirement of our prior credit facility and interest rate swap agreement.
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
      For 2004, the impact of the valuation allowance decreased the Company’s income tax benefit, increased its net loss $2.4 million, and increased the loss per diluted share by $0.26.
Liquidity and Capital Resources
      A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	Twelve Months Ended December 31,

	2005	2004	2003
(Dollars in millions)
Cash provided by operations	$23.5	$22.9	$51.9
Cash used in investing activities	(3.9)	(2.5)	(5.6)
Cash used in financing activities	(6.7)	(19.8)	(40.5)

Increase in cash and cash equivalents	$12.9	$0.6	$5.8

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

	Twelve Months Ended
	December 31,

	2005	2004
(Dollars in thousands)
Cash provided by operating activities — GAAP	$23,564	$22,874
Less: Cash received for sale of accounts receivable	—	(5,946)
Less: Cash received for sale of inventory to TCS	(34,183)	—

Adjusted cash (used in) provided by operating activities — non-GAAP	$(10,619)	$16,928

      “Adjusted cash provided by operating activities” is a non-GAAP financial measure. It should not be considered an alternative to “Cash provided by operating activities” as calculated in accordance with GAAP. We believe the adjustments to “Cash provided by operating activities” are useful because we do not expect to generate significant cash flow from future sales of non-store inventory and sales of accounts receivable and believe investors should be aware of how that will affect our “Cash provided by operating activities” calculated in accordance with GAAP. As a result of selling the supply chain assets and related working capital, the Company received $34.2 million for inventory that resided in the transferred facilities. Additionally, due to the outsourcing to the GEBCS private label credit program in 2003, we have sold a majority of our accounts receivable from the sale of products on a permanent basis and no longer generate significant accounts receivable from our sale of products. As of December 31, 2005, $6.8 million of our accounts receivable relate to sales made to international and domestic customers not included in the private label credit program.

Investors should not expect us to generate cash flows from reduction in inventory or sales of accounts receivable in the future in the same magnitude as in 2005 and 2004.
      Excluding the cash generated from the sale of inventory to TCS, cash was used by operations to increase inventory in 2005 as the Company opened 31 new Service Centers and 38 new Stores-on-Wheels. In 2005, the Company made a cash payment of $3.3 million to settle a vendor dispute related to a supply contract the Company terminated in 2004.
      We will merchandise each new Service Center with $150,000 to $200,000 of inventory and a new Stores-on-Wheels with $105,000 of inventory. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies, along with continued accounts payable leverage, could mitigate the impact of incremental product requirements.
      Accounts payable leverage is summarized as follows:

	Twelve Months
	Ended December
	31,

	2005	2004
(Dollars in millions)
Accounts payable	$61.4	$56.4

Inventory	$80.3	$100.6

Accounts payable leverage	76.5%	56.1%

      Capital Expenditures: Our 2005 capital expenditures can be summarized as follows:

	Twelve Months
	Ended
	December 31,

	2005	2004
(Dollars in millions)
Stores
New	$1.7	$1.4
Other	1.4	0.2
Manufacturing facilities and corporate systems	1.1	2.7

	$4.2	$4.3

      We expect to focus our future capital needs primarily on Service Centers. We intend to open up to 40 units in 2006, relocate another 25 existing sites to new locations with the intent to increase customer traffic and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations.
      In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility). The Facility matures October 7, 2010 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated on eligible inventory. As of December 31, 2005, there was $45.3 million available, based on the borrowing base formula, with unused borrowing capacity of $32.3 million. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.0 million were outstanding as of December 31, 2005. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.

      The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2005.
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
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
      We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.
      The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the Consolidated Financial Statements.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
(Dollars in millions)
Operating lease obligations	$57.1	$17.4	$25.6	$11.3	$2.8
Purchase obligations
Grass seed(a)	35.3	35.3	—	—	—
Urea(b)	26.3	26.3	—	—	—
Potash(c)	16.1	16.1	—	—	—
Equipment(d)	104.2	31.7	72.5	—	—
Other(e)	8.8	3.2	5.6	—	—

Total purchase obligations	190.7	112.6	78.1	—	—

Total contractual obligations	$247.8	$130.0	$103.7	$11.3	$2.8

(a)	For 2006, the Company is committed to purchase the grass seed crop from approximately 36,500 acres of land at prices to be determined by the prevailing market prices. For presentation purposes, this obligation is estimated based upon 2005 purchases of approximately $35.3 million and the assumption of a similar crop yield in 2006.

(b)	For 2006, the Company is committed to purchase 96,700 tons of urea at a fixed price reflecting market prices as of August 26, 2005. The contracted price is $271.50 per ton.

(c)	For 2006, the Company is committed to purchase 61,400 tons of potash at a fixed price reflecting market prices as of September 15, 2005. The contracted price is in the range of $251.00-$262.00 per ton, depending on which TCS facility is to receive the product.

(d)	In 2003, the Company sold its investment in Commercial Turf Products, Ltd. to MTD Consumer Group, Inc. Concurrently with the sale, the Company entered into a five-year supply agreement with CTP and MTD requiring minimum annual equipment purchases.

(e)	Other commitments include computer hardware and software maintenance commitments, hardware leases and telecommunications contracts.

      The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, inventories, intangible assets, long-lived assets, income taxes, and accrued liabilities. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development and selection of the critical accounting estimates, and the disclosures made herein, with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
      The Notes to Consolidated Financial Statements and this discussion and analysis of financial condition contain various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.
Revenue Recognition
      The Company’s sales are comprised of five major revenue classifications: sales of owned product to customers, sales of vendor consigned products, sales of product under agency arrangements, freight revenue, and contra sales recorded for customer discounts and rebates.
      We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $22.8 million, $41.3 million, and $38.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $0.7 million for the year ended December 31, 2005, $0.5 million for the year ended December 31, 2004, and $0 for the year ended December 31, 2003. Revenues generated in transactions for shipping and handling services are included in ’Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ’cost of product’ to determine the Company’s ’Gross Profit on Sales’. Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
      Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.
Inventories
      Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At December 31, 2005, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $10,000. We maintain a reserve for inventory shrink on a specific location basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $210,000 at December 31, 2005.
Income Taxes
      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $15.6 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2005. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.
Impairment of Long-Lived and Intangible Assets
      The Company assesses the recoverability of its long-lived assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.
      During 2005, the Company recorded a $0.4 million impairment expense for assets related to the closing of four distribution hubs that were not purchased by TCS. The impairment was based on the net realizable value of the assets less the costs to dispose. These facilities were closed as of December 31, 2005.

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
Recently Issued Accounting Pronouncements

Inventory Costs
      In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material effect on our financial statements.

Share-Based Payments
      In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123R), which became effective for us on January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. Management believes that the pro forma information provided under “Stock-Based Compensation” in the consolidated financial statements provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Company’s results of operations.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS NO. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We have adopted this pronouncement in fiscal year 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is exposed to market risk, principally interest rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates over time. Interest paid on the Company’s debt is sensitive to changes in interest rates. The interest rate for the Facility is variable, while the interest component of its operating leases is generally fixed. The

Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or results of operations.
      As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We have used derivative financial and other instruments, where appropriate, to manage those risks. We do not enter into transactions for trading or speculative purposes. As of December 31, 2005, we do not have contracts outstanding relative to interest rate risk. We do have certain supply contracts that are discussed further under the heading Contractual Obligations, Commitments and Off Balance Sheet Arrangements in MD&A.

Item 8.	Consolidated Financial Statements and Supplementary Data
      The following consolidated financial statements of LESCO, Inc. and the reports thereon of KPMG LLP, Independent Registered Public Accounting Firm, are set forth on the following pages, which are included at the end of this report:

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this Annual Report was recorded, processed, summarized and reported on a timely basis.
      Our management, including our President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
      During the fourth quarter, management did not identify any significant changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organiza-

tions of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
LESCO, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that LESCO, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that LESCO, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LESCO, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LESCO, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Cleveland, Ohio
March 16, 2006

Item 9b.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
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
      We have adopted a written code of ethics that applies to our senior financial officers, including our President and Chief Executive Officer, Vice President, Chief Financial Officer and Treasurer, Controller, and Chief Internal Auditor. This code is available on our website at www.lesco.com and is filed as Exhibit 14 to this Form 10-K.

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

Equity Compensation Plan Information

	COL. A	COL. B	COL. C

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (A))

Equity compensation plans approved by security holders	903,908	$11.40	769,562	(2)
Equity compensation plans not approved by security holders(1)	225,000	13.13	—

Total	1,128,908	$11.74	769,562

(1)	See Note 9 to Consolidated Financial Statements.

(2)	Under the 2000 Stock Incentive Plan, the securities also may be issued as restricted shares.
Item 13.     Certain Relationships and Related Transactions
      Reference is made to the information set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services
      Reference is made to the information set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) and (2) Financial Statements and Financial Statement Schedules
      The following financial statements of LESCO, Inc. are included in Item 8:
      Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003
      Consolidated Balance Sheets — December 31, 2005 and 2004
      Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003
      Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2005, 2004 and 2003
      Notes to Consolidated Financial Statements
      The following financial statement schedule is included herewith:
      Schedule II — Valuation and Qualifying Accounts — Years ended December 31, 2005, 2004 and 2003
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
      (3) See Exhibit Index following the signature page to this report.
(b) Exhibits — See Exhibit Index following the signature page to this report.
(c) Financial Statement Schedule

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts —	Costs		at End
Description	of Period	Expenses	Describe	Incurred		of Period

Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for discontinued inventory	$1,707,000	$7,250,000		$(6,138,000	)(1)	$2,819,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for discontinued inventory	$327,000	$1,919,000		$(539,000	)(1)	$1,707,000
Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for discontinued inventory	$1,034,000	$484,000		$(1,191,000	)(1)	$327,000

(1)	Reserve is reduced as discontinued inventory is sold or is otherwise disposed. See Note 2 to Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts —	Costs		at End
Description	of Period	Expenses	Describe	Incurred		of Period

Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for Vendor Rebates	$1,064,000	$12,580,000		$(13,187,000	)(2)	$457,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for Vendor Rebates	$706,000	$13,588,000		$(13,230,000	)(2)	$1,064,000
Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for Vendor Rebates	$463,000	$12,493,000		$(12,250,000	)(2)	$706,000

(2)	Reserve is reduced as inventory is sold or is otherwise disposed. See Note 2 to Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts —	Costs		at End
Description	of Period	Expenses	Describe	Incurred		of Period

Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for Inventory Shrink	$567,000	$1,690,000		$(1,646,000	)(3)	$611,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for Inventory Shrink	$530,000	$1,569,000		$(1,532,000	)(3)	$567,000
Year Ended December 31, 2003:
Deducted from assets accounts — Reserve for Inventory Shrink	$118,000	$1,220,000		$(808,000	)(3)	$530,000

(3)	Reserve is reduced as perpetual inventory balances are adjusted throughout the year for physical inventory counts. See Note 2 to Consolidated Financial Statements.

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions		Deductions

	Balance at	Charged to
	Beginning	Costs	Charged to			Balance at
	of	and	Other Accounts —	Costs		End of
Description	Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$2,830,000	$—		$(1,213,000	)(4)	$1,617,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$4,886,000	$—		$(2,056,000	)(4)	$2,830,000
Year Ended December 31, 2003:
Reserve for uncollectible trade receivables	$4,980,000	$2,140,000		$(2,234,000	)(4)	$4,886,000

(4)	Reserve is reduced as account balances are written-off throughout the year. See Note 2 to Consolidated Financial Statements.
See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By	/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
President and Chief Executive Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford	President, Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Michael A. Weisbarth Michael A. Weisbarth	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director and Chairman of the Board	March 16, 2006

/s/ Michael E. Gibbons Michael E. Gibbons	Director	March 16, 2006

/s/ Enrique Foster Gittes Enrique Foster Gittes	Director	March 16, 2006

/s/ Lee C. Howley Lee C. Howley	Director	March 16, 2006

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 16, 2006

/s/ R. Lawrence Roth R. Lawrence Roth	Director	March 16, 2006

LESCO, INC.
FORM 10-K
EXHIBIT INDEX

Exhibit
Number		Description of Document

2	(a)	Asset Purchase Agreement by and between the Registrant and Turf Care Supply Corp., dated July 26, 2005 (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2005 and incorporated herein by reference).
2	(b)	First Amendment to Asset Purchase Agreement by and between the Registrant and Turf Care Supply Corp., dated October 1, 2005.
3	(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).
3	(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4	(a)	Specimen certificate for the Registrant’s Common Shares (included as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-90900) and incorporated herein by reference).
4	(b)	Reimbursement Agreement dated March 1, 1993, between Pittsburgh National Bank and the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
10	(a)	Amended and Restated Revolving Credit and Security Agreement dated October 7, 2005 by and among PNC Bank, National Association, as agent, and the Registrant, LESCO Services, Inc., LESCO Technologies, LLC and Aim Lawn & Garden Products Inc.
*10	(b)	1992 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(c)	Consulting Agreement by and between the Registrant and Robert F. Burkhardt (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(d)	2000 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(e)	2000 Broad Based Stock Option Plan, as amended and restated (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(f)	Employment Agreement by and between the Registrant and Michael P. DiMino, dated February 23, 2004 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(g)	Employment Agreement by and between the Registrant and Jeffrey L. Rutherford, dated January 1, 2006.
*10	(h)	Amended and Restated Retention Agreement by and between the Registrant and Michael P. DiMino, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(i)	Amended and Restated Retention Agreement by and between the Registrant and Jeffrey L. Rutherford, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
*10	(j)	Retention Agreement by and between the Registrant and Charles H. Denny, dated August 8, 2005 (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2005 and incorporated herein by reference).
10	(k)	Long-Term Supply Agreement by and between the Registrant and Turf Care Supply Corp., dated October 1, 2005.**
*10	(l)	Amendment to Employment Agreement by and between the Registrant and Michael P. DiMino, dated October 20, 2005.

Exhibit
Number		Description of Document

*10	(m)	Separation Agreement and Release by and between the Registrant and Michael P. DiMino, dated November 16, 2005.
*10	(n)	Retention Agreement by and between the Registrant and Bruce K. Thorn, dated November 1, 2003 (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2003 and incorporated herein by reference).
10	(o)	Portfolio Purchase and Sale Agreement, by and among LESCO Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(p)	Private Label Business Credit Program Agreement by and among LESCO, Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(q)	First Amendment to Private Label Business Credit Program Agreement, dated December 29, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(r)	Assignment & Assumption of Lease (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
10	(s)	Consent of Landlord’s Lender (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
*10	(t)	LESCO Executive Bonus Plan for 2006 (included as an exhibit to the Registrant’s Form 8-K dated February 21, 2006 and incorporated herein by reference).
*10	(u)	LESCO Management Bonus Plan for 2006 (included as an exhibit to the Registrant’s Form 8-K dated February 21, 2006 and incorporated herein by reference).
*10	(v)	Form of Restricted Stock Award Agreement.
*10	(w)	Form of Stock Option Award Agreement.
14		Code of Ethics.
21		Subsidiaries of the registrant.
23	(a)	Consent of KPMG LLP Independent Registered Public Accounting Firm.
31	(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31	(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Note: Certain portions of Exhibit 10(k) have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10(k) are marked with the word “[REDACTED].”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LESCO, Inc.:
      We have audited the accompanying consolidated balance sheets of LESCO, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LESCO, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LESCO, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Cleveland,
March 16, 2006

LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands, except per share data)
Net sales	$575,745	$561,041	$523,489
Cost of product (including distribution costs)	(434,334)	(422,617)	(398,312)

Gross profit on sales	141,411	138,424	125,177
Selling expense	(98,837)	(91,758)	(86,043)
General & administrative expense	(26,739)	(27,000)	(28,612)
Merchant discounts and provision for doubtful accounts	(15,893)	(10,757)	(3,045)
Pre-opening expense	(1,607)	(1,158)	(609)
Corporate relocation expense (Note 12)	—	(6,878)	—
Hurricane/ flood expense	—	(1,243)	—
Vendor contract termination (Note 15)	(474)	(4,404)	—
Early retirement of debt (Note 6)	—	—	(2,333)
Loss from sale of accounts receivable (Note 3)	—	—	(4,626)
Supply chain transaction expense (Note 16)	(24,039)	—	—
Other expense	(118)	(272)	(337)
Other income	470	508	1,521

Earnings (loss) before interest and taxes	(25,826)	(4,538)	1,093
Interest expense, net	(856)	(747)	(4,730)

Loss before taxes	(26,682)	(5,285)	(3,637)
Income tax (provision) benefit:
Current	—	(340)	1,452
Deferred	9,536	2,363	(270)
Change in valuation allowance	(9,536)	(2,363)	(2,816)

	—	(340)	(1,634)
Net loss	$(26,682)	$(5,625)	$(5,271)

Loss per common share
Diluted	$(3.00)	$(0.65)	$(0.63)

Basic	$(3.00)	$(0.65)	$(0.63)

Average number of common shares and common share equivalents outstanding:
Diluted	8,887,024	8,696,356	8,550,414

Basic	8,887,024	8,696,356	8,550,414

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004
(Dollars in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$21,030	$8,101
Accounts receivable, net	16,310	16,931
Inventories	80,346	100,582
Other	2,667	3,126

TOTAL CURRENT ASSETS	120,353	128,740
Property, plant and equipment, net	9,624	26,019
Other	904	1,234

	$130,881	$155,993

CURRENT LIABILITIES:
Accounts payable	$61,381	$56,371
Accrued liabilities	24,576	24,184
Revolving credit facility	—	7,303

TOTAL CURRENT LIABILITIES	85,957	87,858
Deferred — other	2,166	1,612

TOTAL LIABILITIES	88,123	89,470
SHAREHOLDERS’ EQUITY:
Common shares — without par value — 19,500,000 shares authorized; 8,949,921 shares issued and outstanding at December 31, 2005; 8,697,194 shares issued and outstanding at December 31, 2004	894	870
Paid-in capital	38,051	34,846
Retained earnings	4,955	31,637
Unearned compensation	(1,142)	(830)

TOTAL SHAREHOLDERS’ EQUITY	42,758	66,523

	$130,881	$155,993

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands)
OPERATING ACTIVITIES:
Net loss	$(26,682)	$(5,625)	$(5,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,057	7,457	8,767
Decrease (increase) in accounts receivable	621	(3,599)	(12,213)
Sale of accounts receivable	—	5,946	56,881
Inventory markdown	6,260	799	—
Decrease (increase) in inventories	13,976	(7,801)	(6,743)
Loss on sale/disposal of property, plant and equipment	14,128	658	313
Impairment of property, plant and equipment	352	—	—
Increase in accounts payable	6,047	11,853	2,112
Amortization of unearned compensation	1,296	607	87
Decrease (increase) in current income tax	—	3,961	(669)
Early retirement of debt expense (Note 6)	—	—	2,333
Loss from sale of accounts receivable (Note 3)	—	—	4,626
Deferred income taxes	—	—	2,351
Other	1,509	8,618	(684)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,564	22,874	51,890
INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	275	1,822	—
Purchase of property, plant and equipment, net
Stores	(3,094)	(1,598)	(1,291)
Other	(1,097)	(2,747)	(4,289)

NET CASH USED IN INVESTING ACTIVITIES	(3,916)	(2,523)	(5,580)
FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	(1,037)	(5,913)	9,866
Proceeds from borrowings	704,877	647,187	604,183
Reduction of borrowings	(712,180)	(661,300)	(651,194)
Exercised stock options	1,621	271	23
Deferred financing fees	—	—	(416)
Payment to terminate interest rate swap	—	—	(1,248)
Repurchase of preferred stock	—	—	(1,739)

NET CASH USED IN BY FINANCING ACTIVITIES	(6,719)	(19,755)	(40,525)

Net change in cash and cash equivalents	12,929	596	5,785
Cash and cash equivalents — Beginning of the period	8,101	7,505	1,720

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$21,030	$8,101	$7,505

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(946)	$(776)	$(5,579)

Income taxes (paid) refunded	$(140)	$3,575	$68

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Shares		Common Shares						Other
					Paid-in	Retained	Treasury	Unearned	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Shares	Compensation	Loss	Total
(Dollars in thousands)
Balance at January 1, 2003	1,630	$1,630	8,637,563	$864	$34,901	$42,642	$(1,955)	$—	$(1,149)	$76,933
Exercise of stock options	—	—	15,000	1	109	—	—	—	—	110
Issuance of preferred stock	—	—	16,351	2	(391)	—	1,955	(1,565)	—	1
Amortization of unearned compensation related to restricted stock	—	—	—	—	—	—	—	87	—	87
Preferred stock dividend	109	109	—	—	—	(109)	—	—	—	—
Repurchase of preferred stock	(1,739)	(1,739)	—	—	—	—	—	—	—	(1,739)
Change in value of interest rate swap	—	—	—	—	—	—	—	—	228	228
Termination of interest rate swap	—	—	—	—	—	—	—	—	921	921
Net loss	—	—	—	—	—	(5,271)	—	—	—	(5,271)

Balance at December 31, 2003	—	$—	8,668,914	$867	$34,619	$37,262	$—	$(1,478)	$—	$71,270
Exercise of stock options	—	—	33,500	4	268	—	—	—	—	272
Issuance of restricted stock	—	—	14,780	1	197	—	—	(199)	—	(1)
Forfeiture of restricted stock	—	—	(20,000)	(2)	(238)	—	—	240	—	—
Amortization of unearned compensation related to restricted stock	—	—	—	—	—	—	—	607	—	607
Net loss	—	—	—	—	—	(5,625)	—	—	—	(5,625)

Balance at December 31, 2004	—	$—	8,697,194	$870	$34,846	$31,637	$—	$(830)	$—	$66,523
Exercise of stock options	—	—	143,007	13	1,608	—	—	—	—	1,621
Issuance of restricted stock	—	—	140,220	14	1,997	—	—	(2,011)	—	—
Forfeiture of restricted stock	—	—	(30,500)	(3)	(400)	—	—	403	—	—
Amortization of unearned compensation related to restricted stock	—	—	—	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(26,682)	—	—	—	(26,682)

Balance at December 31, 2005	—	$—	8,949,921	$894	$38,051	$4,955	$—	$(1,142)	$—	$42,758

	For the Year Ended
	December 31,

Comprehensive loss is as follows:	2005	2004	2003
(Dollars in thousands)
Net loss	$(26,682)	$(5,625)	$(5,271)
Change in value of interest rate swap	—	—	228
Termination of interest rate swap	—	—	921

Comprehensive loss	$(26,682)	$(5,625)	$(4,122)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Description of Business and Segment Information
      LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 306 LESCO Service Center stores, 111 Stores-on-Wheels vehicles and other direct sales efforts. As of December 31, 2005, the Company had completed the sale of substantially all of its manufacturing and distribution assets, along with the related working capital, to Turf Care Supply Corp. (TCS). See Note 16 for a discussion of the transaction relating to these assets.
      Segment Information: With the Company’s sale of its supply chain assets, it has realigned its reporting segments for which separate information is available as Stores and Direct. Operating results for each of these segments are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels (Service Centers and Stores-on-Wheels are collectively referred to as “Stores”) and field management organization. The Direct Segment consists of the direct sales (sales not transacted at Stores), national account customers, including large retailer accounts, and the operations of LESCO sales representatives. The two operating segments are supplemented by Corporate costs incurred for support functions, such as Corporate selling expenses, including marketing costs, general and administrative expense, any charges and all costs from the manufacturing and distribution facilities (supply chain assets), merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct Segments.
      The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location within the Stores and Direct Segments. These Four-Wall P&Ls include the sales and cost of product and operating expenses necessary to operate the individual selling locations. The Stores and Direct Segments’ operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense, warehouse and distribution costs and a portion of merchant discounts not charged to the Four-Wall P&Ls. Charges incurred in 2005 for the supply chain transaction, supplier contract termination settlement, accelerated markdowns, stock option repurchase costs, and former executive severance cost and in 2004 for corporate relocation, hurricane/ flood expenses, and supplier contract termination settlement, were not allocated to the segments and are included in Corporate.

	For the Year Ended
	December 31,

	2005	2004	2003
(Dollars in millions)
Net sales
Stores	$499.5	$452.4	$439.1
Direct	76.2	108.6	84.4
Corporate	—	—	—

	$575.7	$561.0	$523.5

(Loss) earnings before interest and taxes
Stores	$47.5	$48.4	$51.5
Direct	1.4	1.3	(3.1)
Corporate	(74.7)	(54.2)	(47.3)

	$(25.8)	$(4.5)	$1.1

Capital expenditures
Stores	$3.1	$1.6	$1.3
Direct	—	—	—
Corporate	1.1	2.7	4.3

	$4.2	$4.3	$5.6

Depreciation expense
Stores	$1.3	$1.0	$0.6
Direct	0.1	0.1	0.1
Corporate	4.5	6.2	7.0

	$5.9	$7.3	$7.7

Intangible asset amortization expense
Stores	$—	$—	$—
Direct	—	—	—
Corporate	0.2	0.2	1.0

	$0.2	$0.2	$1.0

	December 31,

	2005	2004

Total assets
Stores	$109.5	$72.8
Direct	1.3	1.3
Corporate	20.1	81.9

	$130.9	$156.0

Note 2.	Summary of Significant Accounting Policies
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

      Revenue Recognition: The Company recognizes revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped (FOB shipping point) and title and risk of loss passes to the customer, less an appropriate provision for returns and net of coupons and other sales incentives. Revenue from certain sales transactions in which the Company effectively acts as an agent or broker is reported on a net or commission basis.
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
      Inventories: Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its general and administrative procurement costs in inventory. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location’s last physical inventory, a reserve for estimated shrinkage is provided based on various factors including sales volume and the Company’s historical shrink results.
      Income Taxes: The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $15.6 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2005 and $6.1 million at December 31, 2004. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company should have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 for additional information regarding income taxes.
      Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over three to 12 years. Leasehold improvements are depreciated over the life of the initial lease term, which typically is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized. On October 1, 2005, the Company completed a sale of substantially all of its supply chain assets and entered into a Long-Term Supply Agreement with TCS that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period not less than five years. See Note 5 for additional information
      Impairment of Long-Lived Assets: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value.
      In addition to the Company’s supply chain transaction, four distribution hubs that were not purchased by TCS were closed as of December 31, 2005. Based on the net realizable value of the affected assets less the costs to dispose, an impairment charge of $352,000 was recorded.
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
      Advertising: Advertising costs are expensed as incurred. There were no amounts capitalized as of December 31, 2005 and 2004. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Advertising expense was $3,226,000, $3,150,000, and $2,567,000 for fiscal years 2005, 2004 and 2003, respectively. Advertising expense is included in selling expense.
      Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximated their fair value as of December 31, 2005 and 2004 because of the relatively short maturity of these instruments.
      Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the year utilizing the treasury stock method for stock awards. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

      A reconciliation of net (loss) income applicable to common shares and the weighted average number of common shares and common share equivalents outstanding is as follows:

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands)
Net loss	$(26,682)	$(5,625)	$(5,271)
Preferred stock dividend	—	—	(109)

Net loss applicable to common shares	$(26,682)	$(5,625)	$(5,380)

Weighted average number of common shares outstanding (basic)	8,887,024	8,696,356	8,550,414
Weighted average dilutive stock options	—	—	—

Weighted average number of common shares and common share equivalents outstanding (diluted)	8,887,024	8,696,356	8,550,414

Diluted loss per share	$(3.00)	$(0.65)	$(0.63)
Basic loss per share	$(3.00)	$(0.65)	$(0.63)
      Weighted average stock options of 292,340 for the year ended December 31, 2005, and 246,850 and 139,569 for 2004 and 2003, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses.
      Stock Options: The Company uses the intrinsic-value method of accounting for stock option awards granted to employees and does not issue options below market price on the date of grant and, accordingly, does not recognize compensation expense for its stock option awards to employees in the Consolidated Statements of Operations. The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands, except per share data)
Net loss as reported	$(26,682)	$(5,625)	$(5,271)
Less: stock option expense	(434)	(499)	(627)

Pro forma net loss	$(27,116)	$(6,124)	$(5,898)

Loss per diluted share
As reported	$(3.00)	$(0.65)	$(0.63)
Pro forma	$(3.05)	$(0.70)	$(0.69)
Loss per basic share
As reported	$(3.00)	$(0.65)	$(0.63)
Pro forma	$(3.05)	$(0.70)	$(0.69)
      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average fair values of options at their grant date during 2005, 2004 and 2003 were $5.44, $5.36 and $5.07, respectively. The weighted average assumptions used in the model were as follows:

	December 31,

	2005	2004	2003

Risk-free interest rate	4.17%	3.20%	1.12%
Expected years until exercise	4 years	4 years	4 years
Expected stock volatility	43.2%	51.7%	50.0%
Dividend yield	0.0%	0.0%	0.0%
      The risk-free interest rate for 2005 and 2004 was based on a five-year Treasury bill rate and based on a six-month Treasury bill rate for 2003.

Recently Issued Accounting Pronouncements:
      Inventory Costs: In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs-An Amendment of ARB No. 43, Chapter 4 “Inventory Pricing”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under ARB No. 43. This statement is effective for LESCO beginning with its first fiscal quarter in 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.
      Share-Based Payments: In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of the grant and be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Management believes that the pro forma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Company’s results of operations.
      Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS NO. 154, “Accounting Changes and Error Corrections’ (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We have adopted this pronouncement in fiscal year 2006.
      Reclassifications: Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to the 2005 presentation.

Note 3.	Accounts Receivable
      Accounts receivable consists of the following:

	December 31,

	2005	2004
(Dollars in thousands)
Supplier rebate programs	$4,574	$12,139
Supplier — other	4,635	—
Trade receivables:
Recourse	—	14
Owned — domestic	3,763	4,477
Owned — international	3,076	1,848
Other	1,879	1,283
Allowance for doubtful accounts	(1,617)	(2,830)

	$16,310	$16,931

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
      Based on the Company’s purchase and sales history and the relatively short duration of the agreements, the Company is able to reasonably project whether the cumulative level of purchases or sales required for rebates from its vendors will be reached. Therefore, the Company recognizes the rebates ratably over all purchases or sales. The Company does not recognize a rebate if it is uncertain as to whether or not a specific purchase will qualify under its rebate arrangements. If the Company subsequently determines that it will not achieve a rebate threshold, it reverses the recognition of the rebate. The Company defers recognition of income relative to purchases that remain in inventory.
      In October 2005, the Company entered into a Long-Term Supply Agreement that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week in the month subsequent to that in which the invoice was paid by LESCO. An additional provision of the Long-Term Supply Agreement requires TCS to remit payment to agricultural consortiums for the growth and harvest of grass seed while LESCO maintains contractual liability. The Company has recorded a receivable balance and a corresponding payable equivalent to the outstanding invoices at December 31, 2005. A reconciliation of the receivable balance is as follows:

December 31, 2005
(Dollars in thousands)
Logistics charges	$3,791
Grass seed	755
Transition costs / other	89

Supplier — other	$4,635

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
      GEBCS has sole discretion under the Credit Agreement to approve or decline prospective account holders. LESCO may request GEBCS to include declined accounts in a portfolio of credit recourse accounts. LESCO bears credit losses on credit recourse accounts and pays a fee to GEBCS to manage the credit recourse portfolio.
      In the allowance for doubtful accounts, the Company provides for expected losses from all owned receivables and GEBCS-managed recourse accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

Note 4.	Inventories
      Inventories consist of the following:

	December 31,

	2005	2004
(Dollars in thousands)
Finished goods and purchased inventories
Selling locations	$60,796	$52,063
Distribution hubs and plants	8,377	35,119
Capitalized procurement, warehousing, and distribution costs	11,727	8,512
Less: Markdown, shrink and vendor discount reserves	(3,887)	(3,338)
Inventory held on consignment	(3,961)	(6,919)

	73,052	85,437
Raw materials	—	15,145
Grass seed	7,294	—

	$80,346	$100,582

      Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its general and administrative procurement costs in inventory. The amount of these costs included in inventory at December 31, was $116,000 and $260,000 for fiscal years 2005 and 2004, respectively, which represented 0.1% and 0.3% of the value of the Company’s total inventory as of the respective balance sheet dates. A markdown reserve is provided for markdown of inventory to net realizable value. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.
      On October 1, 2005, LESCO completed the sale of substantially all of its supply chain assets and the related raw material and finished goods inventory to TCS. The Company retained its grass seed licenses and, as such, purchases all seed from the growers. The raw seed is sold to TCS for processing, packaging and labeling. Since LESCO is required to purchase its forecasted seed requirements from TCS, the seed that resides at the TCS facilities to fulfill the Company’s forecasted orders must be reflected as LESCO’s inventory with a corresponding amount payable.
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
      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over 3 to 12 years. Leasehold improvements are depreciated over the life of the initial lease term, which typically is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized.
      As a result of the Company’s decision to sell its supply chain assets, which sale was effective October 1, 2005, the Company recorded a $14.1 million loss on sale of its property, plant and equipment located at its manufacturing, distribution and corporate facilities. In addition, as of December 31, 2005, the Company ceased substantially all operations in the four distribution facilities not sold to TCS and wrote down the affected assets to their net realizable value less costs to dispose, resulting in a $0.4 million impairment charge.

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
      The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $94,000 recorded as an asset for these properties at December 31, 2005. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs. Assets held for sale of $274,000 were sold in 2004 incurring a $264,000 loss on sale.
      Property, plant and equipment, net, consists of the following:

	December 31,

	2005				2004

	Stores	Direct	Corporate	Total	Stores	Direct	Corporate	Total
(Dollars in thousands)
Land	$—	$—	$—	$—	$—	$—	$600	$600
Buildings and improvements	2,408	—	669	3,077	1,592	—	18,337	19,929
Machinery and equipment	5,189	7	349	5,545	4,083	22	20,645	24,750
Furniture and fixtures	6,434	308	18,656	25,398	5,847	455	30,455	36,757

Subtotal	14,031	315	19,674	34,020	11,522	477	70,037	82,036
Less: Accumulated depreciation	(7,712)	(222)	(16,462)	(24,396)	(6,932)	(239)	(48,846)	(56,017)

Property, plant and equipment, net	$6,319	$93	$3,212	$9,624	$4,590	$238	$21,191	$26,019

      Depreciation expense is included in the following:

	For the Year Ended
	December 31,

	2005	2004	2003
(Dollars in thousands)
Stores	$1,316	$1,012	$649
Direct	57	79	67
Corporate	4,519	6,198	7,008

Total	$5,892	$7,289	$7,724

Note 6.	Borrowings
      Borrowings consist of the following:

	December 31,

	2005	2004
(Dollars in thousands)
Current:
Revolving credit facility	$—	$7,303

Revolving Credit Facility
      In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility). The Facility matures October 7, 2010 and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory. As of December 31, 2005, there was $45.3 million available based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.0 million were outstanding resulting in unused borrowing capacity of $32.3 million as of December 31, 2005. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.
      The interest rate, facility fee, letter of credit fee, and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowings under the Facility as of December 31, 2004 was 5.25%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of December 31, 2005. The amount of deferred financing charges associated with the Facility included in other assets was $162,000 as of December 31, 2005.
      Outstanding letters of credit issued under the Facility were as follows as of December 31:

(Dollars in thousands)	2005	2004

Supplier contract	$10,000	$—
Insurance programs	2,708	4,528
Other	320	250

	$13,028	$4,778

      Under the Facility, the Company may distribute cash dividends or redeem common shares worth up to $30 million in the aggregate over the term of the Facility provided that the Company maintains certain covenants. Among these covenants are requirements to maintain at least $5 million of available, undrawn borrowing capacity (and up to $10 million for various periods during the year) along with a certain fixed charge coverage ratio and a net worth requirement.
      In 2003, the Company entered into the Facility and terminated its prior credit facility as well as an interest rate swap agreement. The termination of these two arrangements resulted in a charge of $2.3 million recognized as ‘early retirement of debt.’

Note 7.	Income Taxes
Income Tax (Provision) Benefit:

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands)
Current:
Income tax (provision) benefit:
Federal	$—	$(340)	$1,411
State	—	—	41

Total current taxes	—	(340)	1,452
Deferred taxes	9,536	2,363	(270)
Valuation allowance	(9,536)	(2,363)	(2,816)

Total income tax provision	$—	$(340)	$(1,634)

Reconciliation of Effective Income Tax Rate:

	For the Year Ended
	December 31,

	2005	2004	2003
(In percentages)
Income tax at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax	—	—	1.1
Other	1.7	4.3	(2.6)

Subtotal	35.7	38.3	32.5
Change in valuation allowance	(35.7)	(44.7)	(77.4)

Income tax provision	—%	(6.4)%	(44.9)%

Components of Deferred Tax Assets and Liabilities:

	December 31,

	2005	2004
(Dollars in thousands)
Deferred Tax Assets
Allowance for doubtful accounts	$631	$1,104
Accrued compensation	543	572
Accrued employee benefits	625	547
Accrued insurance	653	522
Accrued sales tax	443	287
Net operating loss carryforward — federal	7,761	683
Net operating loss carryforward — state	889	889
Goodwill	1,692	1,952
Asset impairments	6,495	3,806
Deferred rent	363	278
Other	386	366

Total deferred tax assets	20,481	11,006
Deferred Tax Liabilities
Inventory	(3,245)	(2,269)
Prepaid expenses	(606)	(783)
Depreciation	(1,026)	(1,886)

Total deferred tax liabilities	(4,877)	(4,938)
Valuation allowance	(15,604)	(6,068)

Total	$—	$—

      As of December 31, 2005, the Company had net operating loss carryforwards of $22.3 million for Federal income tax reporting purposes of which the tax effect of $7.8 million is recorded as a deferred tax asset. These Federal carryforwards will expire in varying amounts, if unused, in years 2006 through 2012.
      The Company has state net operating losses which will be available to offset future taxable income. The Company has recorded a deferred tax asset of $889,000 at December 31, 2005 and 2004. These state carryforwards will expire in varying amounts, if unused, in years 2006 through 2023.
      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, the Company considers historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $15.6 million and $6.1 million has been recorded at December 31, 2005 and 2004, respectively, to fully reserve for the Company’s net deferred tax assets.

Note 8.	Defined Contribution Retirement Plan
      The Company maintains a defined contribution retirement plan (the Plan) for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the Plan. Participants have several investment options available including investing in stock of the Company. The Plan does not require participants to invest their contribution or the Company’s matching contribution in the stock of the Company. At December 31, 2005, approximately 17.0% of the Plan’s assets, at market value, were invested in the Company’s stock. Company contributions to the plan were $1,123,000, $1,157,000 and $1,215,000 for 2005, 2004 and 2003, respectively.

Note 9.	Stock Incentive Plans
      Stock Based Compensation: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At December 31, 2005, there were 769,562 shares reserved for future grants, consisting of 509,088 under the 1992 and 2000 Stock Incentive plans, 165,474 under the 2000 Broad-Based Stock Option Plan and 95,000 under the 1995 Directors’ Stock Option Plan. Options issued pursuant to any of the Company’s plans have exercisable periods ranging from 6 to 10 years at an option price equal to the fair market value on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans at an exercise price equal to fair market value in connection with the employment of key employees. There are 225,000 outstanding stock options that have been issued outside of the plans.
      Excess tax benefits of $206,000, $46,000, and $17,000 for 2005, 2004, and 2003, respectively, from the exercise of stock options were not recorded as their ultimate realizability is not assured. The following table summarizes the changes in the outstanding stock options for the year ended December 31:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning year	1,620,890	$11.62	1,850,622	$11.87	2,033,912	$11.12
Granted	136,500	13.93	76,000	12.40	75,000	11.74
Exercised	(143,007)	10.83	(33,500)	8.12	(15,000)	7.33
Canceled/ forfeited	(485,475)	12.24	(272,232)	13.85	(243,290)	15.44

Outstanding — end of year	1,128,908	$11.74	1,620,890	$11.62	1,850,622	$11.87

Exercisable — end of year	941,868	$11.40	1,438,991	$11.49	1,497,886	$12.06
Reserved for future grants	769,562		568,514		359,851

      The following table summarizes information about stock options outstanding as of December 31, 2005:

			Weighted	Weighted
			Average	Average
	Options	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Exercisable	Price	Life

$0 to $10.00	352,750	352,750	$7.10	6.1 years
$10.01 to $15.00	643,358	456,868	11.99	5.5 years
$15.01 to $20.00	111,200	111,200	16.73	4.0 years
$20.01 and above	21,600	21,600	22.35	2.3 years

	1,128,908	942,418	$11.40	5.5 years

      The following table summarizes information about equity compensation plans:

	COL. A	COL. B	COL. C

			Number of securities
	Number of securities to be		remaining available for future
	issued upon exercise of	Weighted-average exercise	issuance under equity
	outstanding options, warrants	price of outstanding options,	compensation plans (excluding
Plan Category	and rights	warrants and rights	securities reflected in column (A))

Equity compensation plans approved by security holders	903,908	$11.40	769,562
Equity compensation plans not approved by security holders	225,000	13.13	—

Total	1,128,908	$11.74	769,562

      The Company granted 140,220 and 14,780 restricted stock units in 2005 and 2004, respectively, from new issuances. These units fully vest one year from the date of grant. In 2003, LESCO granted 130,000 restricted stock units to certain executives of which 113,649 shares were issued from treasury shares and 16,351 from new issuances. The units vest 100% three years from the grant date and are forfeited if the grantee terminates employment prior to vesting. The Company recorded $1,296,000, $607,000 and $87,000 of compensation expense related to the restricted stock units for 2005, 2004, and 2003, respectively.

Note 10.	Detail of Certain Balance Sheets Accounts

	December 31,

	2005	2004
(Dollars in thousands)
Other current assets
Other prepaids	$962	$1,426
Prepaid insurance	1,424	1,513
Notes receivable	187	187
Assets held for sale	94	—

	$2,667	$3,126

Other non-current assets:
Notes receivable	$302	$443
Store deposits	532	550
Deferred financing charges	—	172
Miscellaneous deposits	70	69

	$904	$1,234

Accounts payable:
Accounts payable — trade	$12,878	$50,519
Accounts payable to TCS	43,702	—
Overdraft balances	4,801	5,838
Accounts payable to GEBCS for recourse accounts receivable	—	14

	$61,381	$56,371

Accrued liabilities
Accrued non-income taxes	$3,314	$3,043
Commissions	5,707	6,008
Salaries and wages	358	469
Insurance — hospitalization and workers’ compensation	2,771	2,794
Asset rationalization (Note 13)	2,129	450
Insurance — property and casualty	2,430	1,897
Severance (Note 13)	840	209
Vendor contract termination	—	3,287
Other	7,027	6,027

	$24,576	$24,184

Note 11.	Detail of Certain Statements of Operations Accounts

	For the Year Ended December 31,

	2005	2004	2003
(Dollars in thousands)
Net sales:
Gross sales	$582,871	$565,545	$526,041
Agency sales	(3,116)	(2,156)	—
Freight revenue	1,291	1,427	1,536
Customer discounts and rebates	(5,301)	(3,775)	(4,088)

	$575,745	$561,041	$523,489

Merchant discounts and provisions for doubtful accounts
Merchant discounts
Multi-purpose credit programs	$2,030	$1,771	$1,510
Private label business credit programs	8,341	6,212	100
Private label promotional discounts	5,452	2,271	202
Provision for doubtful accounts	—	—	2,140
Customer finance revenue	(339)	(307)	(1,860)
Other	409	810	953

	$15,893	$10,757	$3,045

Other expense:
Loss on sale/disposal of property, plant and equipment	$80	$244	$313
Other	38	28	24

	$118	$272	$337

Other income:
Joint venture income (Note 14)	$—	$—	$848
Vendor payment discounts	428	357	651
Other	42	151	22

	$470	$508	$1,521

Note 12.	Commitments and Contingencies
      The Company leases certain operating facilities and equipment under operating leases. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments.
      For the leases that contain predetermined, fixed escalation clauses, we recognize the related rent expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid to “Deferred-other” in our Consolidated Balance Sheets. The balance related to these future escalation clauses at December 31, 2005 and 2004 was approximately $931,000 and $712,000, respectively. Total rent expense for 2005, 2004 and 2003 was approximately $26,317,000, $23,055,000 and $20,445,000, respectively. Future minimum lease payments are as follows:

	Stores	Direct
	Segment	Segment	Corporate	Total
(Dollars in thousands)
Years Ended December 31,
2006	$16,114	$—	$1,237	$17,351
2007	13,613	—	1,187	14,800
2008	10,038	—	774	10,812
2009	6,821	—	723	7,544
2010	3,437	—	338	3,775
Thereafter	2,733	—	67	2,800

	$52,756	—	$4,326	$57,082

      The Company has various contractual commitments for the purchase of product and commodities, including:

•	For 2006, the purchase of the grass seed crop from approximately 36,500 acres of land at prices to be determined by the prevailing market prices.

•	For 2006 until the contract can be assigned to TCS, the purchase of approximately 96,700 tons of urea at a fixed price reflecting the market price at August 26, 2005.

•	For 2006 until the contract can be assigned to TCS, the purchase of approximately 61,400 tons of Potash at a fixed price reflecting the market price at September 15, 2005.

•	For 2006 through 2008, the purchase of the following specified values of equipment, including walk behind and riding mowers, spreaders and sprayers: $31.7 million in 2006, $34.7 million in 2007 and $37.8 million in 2008 (Note 14).
      During the third quarter of 2004, the Company entered into agreements to relocate its corporate headquarters from its approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease is five and a half years. Relocation costs were $6.9 million including $4.8 million in tenant and landlord inducements, and $2.1 million in broker commissions, legal fees, letter of credit costs, move costs and long-lived asset write offs. The Company remains liable under the lease if the Assignee fails to perform. The Assignee has secured and must maintain a $4.4 million letter of credit backing its performance under the lease. The Company must pay the Assignee approximately $100,000 annually for the remaining term of the lease to defray the cost of the letter of credit.
      The Company bears all credit losses on credit recourse accounts maintained by GEBCS. At December 31, 2005, the Company had $5.6 million of recourse risk of which $171,000 was reserved for in its allowance for uncollectible accounts balance.
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
      Major components of the remaining reserves and accruals for asset rationalization and severance expense as of December 31, 2005 and December 31, 2004 are as follows:

	Asset Rationalization Accrual

	Lease	Other Exit
	Costs	Costs	Total	Severance	Total

(Dollars in thousands)
Asset rationalization and severance accruals at December 31, 2003	$220	$830	$1,050	$532	$1,582
2004 Activity
Additions	52	(52)	—	393	393
Utilized/ payments	(44)	(556)	(600)	(716)	(1,316)

Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659
2005 Activity
Additions	1,380	540	1,920	1,203	3,123
Utilized/ payments	(57)	(184)	(241)	(572)	(813)

Asset rationalization reserves and severance accruals at December 31, 2005	$1,551	$578	$2,129	$840	$2,969

      Of the additional $3,123,000 of expense recognized in 2005, $1,953,000 was recorded in supply chain transaction expense, $829,000 was recorded in general and administrative expense, and $341,000 was recorded in selling expense. Severance will be paid in 2006 and asset rationalization will be paid through 2011.
      The majority of these 2005 costs represented expense for the closing of four distribution facilities not purchased by TCS and for severance cost related to the departure of the Company’s former President and Chief Executive Officer.

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
      On April 29, 2005, the parties participated in a court-ordered mediation with a federal magistrate judge and reached a settlement. In exchange for a complete release from KPAC and its shareholders, the Company paid KPAC $3.3 million in cash and forgave the approximate $1.3 million balance of a note receivable from KPAC resulting in additional expense of $0.5 million in 2005. The suit was dismissed with prejudice in May 2005.

Note 16.	Supply Chain Transaction and Long-Term Supply Agreement with Turf Care Supply Corp.
      During the fourth quarter of 2005, the Company sold substantially all its manufacturing and distribution facilities along with the related working capital to TCS for $34 million. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. LESCO recorded a charge of $24.0 million related to the transaction as follows:

(Dollars in thousands)
Loss on sale and disposal of assets and lease terminations	$17,215
Service fees, including legal, banking and insurance costs	4,466
Other	2,358

$24,039

      Concurrently with the supply chain sale, the Company entered into a long-term supply agreement with TCS pursuant to which this supplier manufactures or sources for us substantially all consumable goods sold by the Company. In 2005, consumable goods constituted 86% of our consolidated net sales.

Note 17.	Quarterly Financial Summary (Unaudited)
      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	Quarter Ended 2005

	Mar. 31	June 30	Sept. 30	Dec. 31

(Dollars in thousands, except per share data)
Net sales	$98,054	$190,201	$158,867	$128,624
Gross profit	23,352	50,916	37,286	29,856
Net income (loss)	(10,673)	15,750	(16,191)	(15,568)
Earnings (loss) per share:
Diluted	$(1.21)	$1.71	$(1.82)	$(1.74)
Basic	$(1.21)	$1.77	$(1.82)	$(1.74)

	Quarter Ended 2004

	Mar. 31	June 30	Sept. 30	Dec. 31

(Dollars in thousands, except per share data)
Net sales	$102,044	$182,189	$152,655	$124,153
Gross profit	23,620	47,034	40,656	27,199
Net income (loss)	(7,952)	14,211	1,110	(12,994)
Earnings (loss) per share:
Diluted	$(0.92)	$1.58	$0.12	$(1.49)
Basic	$(0.92)	$1.63	$0.13	$(1.49)
      Earnings (loss) per share amounts for each quarter are required to be computed independently and, therefore, may not sum to the amount computed on an annual basis.