Form 10-K/A
period 2005-12-31
LESCO INC/OH
filed 2006-03-31
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
AMENDMENT NO. 1
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
Number of Common Shares outstanding on March 13, 2006: 8,941,094
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A to LESCO, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”) amends our certifications filed pursuant to Rule 13a-14(a)/15d-14(a) as Exhibits 31(a) and 31(b) by Jeffrey L. Rutherford and Michael A. Weisbarth, respectively. We are filing this Amendment No. 1 to include the language underlined in the text below, which was inadvertently omitted from the Original Filing:
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
Except for the amendments above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.
Item 6. Exhibits
     (a) Exhibits. The following exhibits are filed herewith:

Exhibit No.	Exhibit

31(a)	Certification of Jeffrey L. Rutherford pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of Michael A. Weisbarth pursuant to Rule 13a-14(a)/15d-14(a).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By	/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford President and Chief Executive Officer
Date: March 31, 2006