Form 10-Q
period 2006-03-31
LESCO INC/OH
filed 2006-05-10
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Number of Common Shares, without par value, outstanding on May 9, 2006: 9,222,679

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Net sales	$99,837	$98,054
Cost of product (including distribution costs)	(75,906)	(74,702)

Gross profit on sales	23,931	23,352
Selling expense	(25,212)	(25,222)
General & administrative expense	(6,399)	(6,382)
Merchant discounts and provision for doubtful accounts	(2,607)	(2,050)
Pre-opening expense	(288)	(197)
Other expense	—	(36)
Other income	135	179

Loss before interest and income taxes	(10,440)	(10,356)
Interest expense, net	(175)	(317)

Loss before income taxes	(10,615)	(10,673)
Income tax (provision) benefit:
Current	—	—
Deferred	4,261	3,540
Change in valuation allowance	(4,261)	(3,540)

	—	—

Net loss	$(10,615)	$(10,673)

Loss per common share:
Diluted	$(1.18)	$(1.21)

Basic	$(1.18)	$(1.21)

Average number of common shares and common share equivalents outstanding:
Diluted	9,007,235	8,818,121

Basic	9,007,235	8,818,121

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

(Dollars in thousands)	March 31, 2006	March 31, 2005	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$8,413	$9,150	$21,030
Accounts receivable, net	20,204	9,653	16,310
Inventories	99,139	130,146	80,346
Other	1,991	3,087	2,667

TOTAL CURRENT ASSETS	129,747	152,036	120,353
Property, plant and equipment, net	9,253	25,506	9,624
Other	1,031	1,196	904

	$140,031	$178,738	$130,881

CURRENT LIABILITIES:
Accounts payable	$78,698	$76,059	$61,381
Accrued liabilities	19,720	19,539	24,576
Revolving credit facility	5,187	24,751	—

TOTAL CURRENT LIABILITIES	103,605	120,349	85,957
Deferred — other	2,213	1,741	2,166

TOTAL LIABILITIES	105,818	122,090	88,123

SHAREHOLDERS’ EQUITY:
Common shares—without par value— 19,500,000 shares authorized; 9,171,084 shares issued and 9,153,924 outstanding at March 31, 2006; 8,872,914 shares issued and outstanding at March 31, 2005 and 8,949,921 shares issued and outstanding at December 31, 2005	916	887	894
Paid-in capital	39,212	37,235	38,051
Treasury stock; 17,160 at March 31, 2006; none in 2005	(255)	—	—
Retained (deficit) earnings	(5,660)	20,964	4,955
Unearned compensation	—	(2,438)	(1,142)

TOTAL SHAREHOLDERS’ EQUITY	34,213	56,648	42,758

	$140,031	$178,738	$130,881

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES:
Net loss	$(10,615)	$(10,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	883	1,652
(Increase) decrease in accounts receivable	(3,392)	7,278
Loss on sale/disposal of property, plant and equipment	55	66
Increase in inventories	(18,793)	(29,564)
Increase in accounts payable	17,198	19,526
Decreased in accrued expenses	(4,866)	(4,645)
Decrease in other items	603	358

NET CASH USED IN OPERATING ACTIVITIES	(18,927)	(16,002)

INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	1	1
Purchase of property, plant and equipment:
Stores	(329)	(860)
Other	(250)	(306)

NET CASH USED IN INVESTING ACTIVITIES	(578)	(1,165)

FINANCING ACTIVITIES:
Increase in overdraft balances	119	162
Proceeds from borrowings, net	5,187	17,448
Purchase of treasury shares	(255)	—
Exercised stock options	1,837	606

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,888	18,216

Net change in cash and cash equivalents	(12,617)	1,049

Cash and cash equivalents — Beginning of the period	21,030	8,101

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$8,413	$9,150

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(126)	$(299)

Income taxes paid	$(34)	$(32)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 310 LESCO Service Center® stores, 114 Stores-on-Wheels® vehicles and other direct sales efforts. As of December 31, 2005, the Company had completed the sale of substantially all of its manufacturing and distribution assets, along with the related working capital, to Turf Care Supply Corp. (TCS). See Note 9 for a discussion of the transaction relating to these assets.
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
     Below are the unaudited results for the Stores Segment, Direct Segment and Corporate for the three months ended March 31:

	For the Three Months Ended March 31,
(Dollars in millions)	2006	2005
Net sales
Stores	$84,196	$76,060
Direct	15,641	21,994
Corporate	—	—

	$99,837	$98,054

(Loss) earnings before interest and taxes
Stores	$(2,198)	$607
Direct	1,440	(782)
Corporate	(9,682)	(10,181)

	$(10,440)	$(10,356)

Capital expenditures
Stores	$329	$860
Direct	—	—
Corporate	250	306

	$579	$1,166

Depreciation expense
Stores	$421	$272
Direct	12	20
Corporate	410	1,320

	$843	$1,612

Intangible asset amortization expense
Stores	$—	$—
Direct	—	—
Corporate	40	40

	$40	$40

	March 31,
	2006	2005
Total assets
Stores	$92,822	$88,735
Direct	1,552	1,848
Corporate	45,657	88,155

	$140,031	$178,738

Note 2. Summary of Significant Accounting Policies
     Principles of Consolidation: The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts. Certain reclassifications have been made to prior year amounts to conform to the current presentation.
     Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the quarter. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the quarter utilizing the treasury stock method for stock awards. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of common stock equivalents.
     Common stock equivalents of 176,468 for the three months ended March 31, 2006, and 327,944 for the same period in 2005, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses. Basic and diluted EPS was ($1.18) and ($1.21) for the first quarters ended March 31, 2006 and 2005, respectively.
     Stock Options: Effective January 1, 2006, the Company adopted the fair value method of recording stock awards under Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of grant and be expensed over the applicable vesting period. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards at the date of grant and is recognized ratably in the statement of operations over the option’s vesting period. The cost related to stock-based employee compensation included in the net loss for the quarter ended March 31, 2006, reflects the fair value method for all unvested stock awards.
     Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the shares on the date of the grant. The adoption provisions of SFAS 123R did not have a significant impact on the determination of compensation expense for restricted share awards.
     The following table reflects the 2005 pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS 123R:

(Dollars in thousands, except per share data)	March 31, 2005
Net loss as reported	$(10,673)
Add: stock option expense included in reported net income, net of related tax effects	—
Less: stock option expense, net of related tax effects	(74)

Pro forma net loss	$(10,747)

Loss per diluted share
As reported	$(1.21)
Pro forma	$(1.22)

Loss per basic share
As reported	$(1.21)
Pro forma	$(1.22)
     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The Company did not grant options during the first quarter of 2006 and 2005.
     Additional information on stock-based compensation is provided in Note 8.

     Note 3. Accounts Receivable: Accounts receivable consists of the following:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Supplier rebate programs	$337	$3,135	$4,574
Supplier other	10,574	—	4,635
Trade receivables
Owned — domestic	5,191	6,679	3,763
Owned — international	2,904	1,735	3,076
Other	2,694	931	1,879
Allowance for doubtful accounts	(1,496)	(2,827)	(1,617)

	$20,204	$9,653	$16,310

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
     In October 2005, the Company entered into a Long-Term Supply Agreement that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers during a transition period for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week in the month subsequent to that in which the invoice was paid by LESCO. An additional provision of the Long-Term Supply Agreement requires TCS to remit payment to agricultural consortiums for the growth and harvest of grass seed while LESCO maintains contractual liability. The Company has recorded a receivable balance and a corresponding payable equivalent to the outstanding invoices at March 31, 2006. Commencing January 1, 2006, the Company recognizes estimated annual third-party vendor rebates in the cost of product purchased from TCS. Pursuant to the Long-Term Supply Agreement, the estimated annual value of these rebates is funded on a straight-lined basis to TCS until such time payment is received from the third-parties at year-end. A reconciliation of the receivable balance is as follows:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Logistics charges	$7,170	$—	$3,791
Grass seed	2,456	—	755
Vendor rebates/other	948	—	89

	$10,574	$—	$4,635

     LESCO utilizes GE Capital Financial Inc., dba GE Business Credit Services (“GEBCS”) for the Company’s private label business credit program. Under its Credit Agreement with GEBCS, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds due from GEBCS as of a balance sheet date are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statements of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit risk and losses. The initial term of the Credit Agreement is through December 30, 2008, with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.
     The owned domestic credit accounts are accounts that did not qualify for sale to GEBCS or did not qualify at the outset of the GEBCS program for the credit recourse portfolio. LESCO has retained the ownership and management of the owned domestic credit accounts.
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
Note 4. Inventories: Inventories consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Finished goods and purchased inventories
Selling locations	$82,454	$78,986	$72,523
Non-selling locations	11,648	45,616	8,377
Less: Markdown, shrink and vendor discount reserves	(2,025)	(2,380)	(3,887)
Inventory held on consignment	(4,332)	(8,757)	(3,961)

	87,745	113,465	73,052

Raw materials	—	16,681	—
Grass seed	11,394	—	7,294

	$99,139	$130,146	$80,346

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its procurement costs in inventory. The amount of these costs included in inventory was $540,000 at March 31, 2006, $260,000 at March 31, 2005, and $116,000 at December 31, 2005, which represented 0.5%, 0.2% and 0.1% of the value of the Company’s total inventory as of the respective balance sheet dates. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.
     The Company maintains an inventory life cycle program which requires the identification of all stock keeping units (“SKUs”) into one of five categories: active, watch, phase-out, discontinued and liquidated. The selling price of SKUs identified as discontinued are progressively marked down over specified periods, until the selling price is marked down to zero. At the time a SKU is identified as discontinued, a markdown valuation reserve is recorded to adjust the inventory cost to expected net realizable value.
     On October 1, 2005, LESCO completed the sale of substantially all of its supply chain assets and the related raw material and finished goods inventory to TCS. The Company retained its grass seed licenses and, as such, purchases all seed from the growers. The raw seed is sold to TCS for processing, packaging and labeling. Since LESCO is required to repurchase its forecasted seed requirements from TCS, the seed that resides at the TCS facilities to fulfill the Company’s forecasted orders must be reflected as LESCO’s inventory with a corresponding account payable.

     Inventory at “non-selling locations” is primarily composed of product not sourced from TCS that resides within the TCS distribution network.
Note 5. Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over 3 to 12 years. Leasehold improvements are depreciated over the life of the initial lease term, which typically is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized.
     Effective October 1, 2005, the Company sold property, plant and equipment located at its manufacturing, distribution and corporate facilities to TCS. In addition, as of December 31, 2005, the Company ceased substantially all operations in its four distribution facilities not sold to TCS.
     The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $112,000 recorded as an asset for these properties at March 31, 2006. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs.
     Property, plant and equipment, net consists of the following:

	March 31, 2006				March 31, 2005				December 31, 2005
(Dollars in thousands)	Stores	Direct	Corporate	Total	Stores	Direct	Corporate	Total	Stores	Direct	Corporate	Total

Land	$—	$—	$—	$—	$—	$—	$600	$600	$—	$—	$—	$—
Buildings and improvements	1,862	—	246	2,108	2,289	—	18,892	21,181	2,408	—	669	3,077
Machinery and equipment	5,261	7	221	5,489	4,076	22	19,708	23,806	5,189	7	349	5,545
Furniture and fixtures	6,670	308	19,118	26,096	6,008	455	30,278	36,741	6,434	308	18,656	25,398

Subtotal	13,793	315	19,585	33,693	12,373	477	69,478	82,328	14,031	315	19,674	34,020
Less: Accumulated depreciation	(7,623)	(234)	(16,583)	(24,440)	(7,196)	(260)	(49,366)	(56,822)	(7,712)	(222)	(16,462)	(24,396)

Property, plant and equipment, net	$6,170	$81	$3,002	$9,253	$5,177	$217	$20,112	$25,506	$6,319	$93	$3,212	$9,624

Note 6. Borrowings: Borrowings consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Current:
Revolving credit facility	$5,187	$24,751	$—

Revolving Credit Facility
     In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility) on October 7, 2005. The Facility matures October 7, 2010, and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory. As of March 31, 2006, there was $44.8 million available based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.1 million were outstanding as of March 31, 2006, resulting in unused borrowing capacity of $31.7 million. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.

     The interest rate, facility fee, letter of credit fee, and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowings under the Facility as of March 31, 2006, was 6.77%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2006. The amount of deferred financing charges associated with the Facility included in other assets was $121,000 as of March 31, 2006.
     Outstanding letters of credit issued under the Facility were as follows:

(Dollars in thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Supplier contract	$10,000	$—	$10,000
Insurance programs	2,708	2,958	2,708
Other	400	320	320

	$13,108	$3,278	$13,028

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
Note 7. Asset Rationalization and Severance Expense: Major components of the remaining reserves and accruals for asset rationalization and severance expense as of March 31, 2006 and December 31, 2005 are as follows:

	Asset Rationalization Accrual
(Dollars in thousands)	Lease Costs	Other Exit Costs	Total	Severance Accrual	Total
Asset rationalization reserves and severance accruals at December 31, 2005	$1,551	$578	$2,129	$840	$2,969

2006 Activity:
Additions	—	—	—	492	492
Utilized/payments	(171)	(164)	(335)	(42)	(377)

Asset rationalization reserves and severance accruals at March 31, 2006	$1,380	$414	$1,794	$1,290	$3,084

     Of the additional $492,000 of expense recognized in 2006, $490,000 was recorded in general and administrative expense, and $2,000 was recorded in selling expense. Severance will be paid through 2007 and asset rationalization will be paid through 2011.
     The majority of the 2006 additions represent severance cost related to the departure of certain former executives, the Senior Vice President of Sales and Store Operations and the Vice President, Human Resources.
Note 8. Stock Incentive Plans: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At March 31, 2006, there were 821,348 shares reserved for future grants, consisting of 557,008 under the 1992 and 2000 Stock Incentive plans, 167,840 under the 2000 Broad-Based Stock Option Plan, and 96,500 under the 1995 Directors’ Stock Option Plan. Options pursuant to any of the Company’s plans have exercisable periods ranging from 6 to 10 years at an option price equal to the fair market value of a common share on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans, in connection with the employment of key employees, at an exercise price equal to the fair market value of a common share at the grant date. There are 125,000 outstanding stock options that have been issued outside of the plans.
     Excess tax benefits from the exercise of stock options were not recorded as their ultimate realizability is not assured for the quarters ended March 31, 2006 and 2005. The total intrinsic value (market price less option price) of the stock option shares exercised in the first quarter of 2006 and 2005 was $2.1 million and $0.2 million, respectively. The following table summarizes the changes in the outstanding stock options:

	For the Three Months Ended March 31, 2006
		Weighted Average
	Shares	Exercise Price
Outstanding — beginning of year	1,128,908	$11.74
Granted	—	—
Exercised	(258,783)	8.57
Canceled/forfeited	(114,166)	14.24

Outstanding — end of quarter	755,959	$12.45

Exercisable — end of quarter	682,155	$12.41
Reserved for future grants	821,348
     The following table summarizes information about stock options outstanding as of March 31, 2006:

			Weighted	Weighted
			Average	Average
	Options	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Exercisable	Price	Life
$0 to $10.00	157,750	157,750	$7.45	6.2 years
$10.01 to $15.00	472,909	399,105	12.55	6.5 years
$15.01 to $20.00	105,450	105,450	16.74	3.7 years
$20.01 and above	19,850	19,850	22.33	1.9 years

	755,959	682,155	$12.41	5.9 years

(Dollars in thousands)
Aggregate intrinsic value at March 31, 2006	$3,524	$3,205
     On January 1, 2006, the Company adopted the fair value method of accounting for stock options under SFAS 123R. Further discussion of the impact of this change is included in Note 2. For the quarter ended March 31, 2006, compensation expense recognized related to stock options was $50,000. Compensation expense of $168,000 had not yet been recognized at March 31, 2006, as it relates to nonvested stock option awards which will vest through 2008.
     The Company recorded forfeiture income of $64,000 and compensation expense of $192,000 related to restricted shares for the three months ended March 31, 2006 and 2005, respectively. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of December 31, 2005. Upon the adoption of SFAS 123R, the balance of unearned compensation was reclassified to additional paid-in capital. As of March 31, 2006, the company had $694,000 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.1 years. The following table summarizes the changes in the outstanding restricted shares:

	For the Three Months Ended March 31, 2006
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested — beginning of year	156,220	$13.38
Granted	—	—
Vested	—	—
Canceled/forfeited	(37,620)	13.59

Nonvested — end of quarter	118,600	$13.31

Note 9. Supply Chain Transaction and Long-Term Supply Agreement with Turf Care Supply Corporation: Effective October 1, 2005, the Company sold substantially all its manufacturing and distribution facilities along with related working capital to TCS for $34 million. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers.
     Concurrently with the sale of supply chain assets, the Company entered into a long-term supply agreement with TCS pursuant to which TCS manufactures or sources for us substantially all consumable goods sold by the Company. In the first quarter ended March 31, 2006, consumable goods constituted approximately 83% of the Company’s consolidated net sales.
Note 10. Detail of Certain Balance Sheets Accounts

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Other current assets:
Other prepaids	$874	$1,860	$962
Prepaid insurance	818	991	1,424
Notes receivable	187	187	187
Assets held for sale	112	49	94

	$1,991	$3,087	$2,667

Other non-current assets:
Notes receivable	$310	$454	$302
Store deposits	532	539	532
Miscellaneous deposits	68	44	70
Other prepaids	121	159	—

	$1,031	$1,196	$904

Accounts payable:
Accounts payable to TCS	$58,046	$—	$43,702
Accounts payable — other trade	15,732	70,035	12,878
Overdraft balances	4,920	6,024	4,801

	$78,698	$76,059	$61,381

Accrued liabilities:
Accrued non-income taxes	$3,073	$3,182	$3,314
Commissions and management bonuses	1,291	1,747	5,707
Salaries and wages	1,670	1,493	358
Insurance — hospitalization and workers’ compensation	2,344	2,387	2,771
Asset rationalization	1,794	356	2,129
Insurance — property and casualty	2,168	1,580	2,430
Severance	1,290	131	840
Vendor contract termination	—	2,849	—
Other	6,090	5,814	7,027

	$19,720	$19,539	$24,576

Deferred — other:
Rent	$994	$841	$931
Letters of credit	900	900	900
Other	319	—	335

	$2,213	$1,741	$2,166

Note 11. Detail of Certain Statements of Operations Accounts

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net sales:
Gross sales	$100,830	$99,811
Freight revenue	233	163
Agency sales, customer discounts, rebates and sales adjustments	(1,226)	(1,920)

	$99,837	$98,054

Merchant discounts and provisions for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(340)	$(300)
Private-label business credit programs	(1,238)	(1,118)
Private-label promotional discounts	(824)	(574)
Customer finance revenue	99	85
Other	(304)	(143)

	$(2,607)	$(2,050)

Other income:
Vendor payment discounts	$72	$166
Other	63	13

	$135	$179

LESCO, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Organization of Information
     Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:
•	Overview

•	Business Segment Results of Operation

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements
OVERVIEW
     LESCO is a leading provider of lawn care, landscape, golf course and pest control products to the professional green and pest control industries. The professional users of our products include lawn care and landscape firms, pest management professionals and the employees of a variety of commercial, governmental, institutional and industrial establishments, including golf courses, sod farms, airports, cemeteries, professional sports organizations, universities, schools, commercial properties and other organizations that use in-house employees to maintain lawns, grounds and gardens.
     We track our customers through two customer sectors: Lawn Care and Golf.
     Gross sales for these sectors for the first quarter of 2006 and 2005 were as follows:

(Dollars in millions)	2006	2005
Lawn Care	$85.4	$82.1
Golf	15.4	17.7

	$100.8	$99.8

     Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as distribution to the sectors is vastly different and their growth prospects vary significantly.
     Our Lawn Care sector includes all non-golf related customers and is dominated by lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 310 Service Centers and direct sales associates with products specifically targeted to the Lawn Care sector. We estimate the market for our consumable Lawn Care products at $6.0 billion, of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals due to time or ability constraints coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.
     The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future, nor do we believe our opportunities are as great in this sector as they are in the Lawn Care sector. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Additionally, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. We currently operate 114 Store-on-Wheels that service the golf industry, having expanded our fleet of vehicles at the end of the first quarter of 2005 by 16 units. During the latter half of 2005, the Company completed its transition of the vast majority of its fleet to smaller, more cost-effective vehicles compared to the larger tractor trailer units that the Company historically operated. We believe that these smaller units will allow us to expand the concentration of our customer base beyond the golf customer.

BUSINESS SEGMENT RESULTS OF OPERATIONS
     Concurrently with the sale of the supply chain assets in the fourth quarter of 2005 to Turf Care Supply Corp., LESCO revised its segment reporting and now manages the business utilizing two business segments – Stores and Direct, which are supplemented by Corporate support functions.
     The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflects the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity. EBIT should not be considered an alternative to net income (loss) or any other measure of performance calculated in accordance with GAAP.
Segment Income Statement

	Three Months Ended March 31,
	Stores		Direct Sales		Corporate		Total
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$84,196	$76,060	$15,641	$21,994	$—	$—	$99,837	$98,054
Cost of Product (including distribution costs)	(63,609)	(56,100)	(12,297)	(18,602)	—	—	(75,906)	(74,702)

Gross profit on sales	20,587	19,960	3,344	3,392	—	—	23,931	23,352
% to Net Sales	24.5%	26.2%	21.4%	15.4%			24.0%	23.8%
Selling expense	(21,133)	(18,305)	(1,426)	(3,517)	(2,653)	(3,400)	(25,212)	(25,222)
% to Net Sales	(25.1)%	(24.1)%	(9.1)%	(16.0)%			(25.3)%	(25.7)%
Merchant discounts	(1,652)	(1,048)	(478)	(657)	(477)	(345)	(2,607)	(2,050)
% to Net Sales	(2.0)%	(1.4)%	(3.1)%	(3.0)%			(2.6)%	(2.1)%
Pre-opening expense	—	—	—	—	(288)	(197)	(288)	(197)
% to Net Sales	—	—	—	—			(0.3)%	(0.2)%
General & administrative expense	—	—	—	—	(6,399)	(6,382)	(6,399)	(6,382)
% to Net Sales	—	—	—	—			(6.4)%	(6.5)%
Other income (expense)	—	—	—	—	135	143	135	143
% to Net Sales	—	—	—	—			0.1%	0.1%

Earnings (loss) before interest and taxes	$(2,198)	$607	$1,440	$(782)	$(9,682)	$(10,181)	$(10,440)	$(10,356)

% to Net Sales	(2.6)%	0.8%	9.2%	(3.6)%			(10.5)%	(10.6)%
Interest expense, net							(175)	(317)
% to Net Sales							(0.2)%	(0.3)%

Loss before taxes							(10,615)	(10,673)
% to Net Sales							(10.6)%	(10.9)%
Income tax provision							—	—
% to Net Sales							—	—%

Net loss							$(10,615)	$(10,673)

% to Net Sales							(10.6)%	(10.9)%

Sales by Customer Sector and Transacting Selling Locations
     The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended March 31,
	2006			2005			% Change
(Dollars in millions)	Stores Segment	Direct Segment	Total	Stores Segment	Direct Segment	Total	Stores Segment	Direct Segment	Total
Lawn care	$70.3	$15.1	$85.4	$63.8	$18.3	$82.1	10.2%	(17.5)%	4.0%
Golf	14.8	0.6	15.4	13.9	3.8	17.7	6.5	(84.2)	(13.0)

Gross sales	85.1	15.7	100.8	77.7	22.1	99.8	9.5	(29.0)	1.0
Net sales adjustments (a)	(0.9)	(0.1)	(1.0)	(1.6)	(0.1)	(1.7)	43.8	0.0	41.2

Net sales	$84.2	$15.6	$99.8	$76.1	$22.0	$98.1	10.6%	(29.1)%	1.7%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.
Stores Segment
     Our Stores Segment is composed of the operating results of our Service Centers and Stores-on-Wheels along with the costs of operation of our field management organization. We maintain Four-Wall P&Ls for each Service Center and Stores-on-Wheels. These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, in-bound freight to selling locations and out-bound freight to customers) necessary to operate the individual selling locations. The Stores Segment operating results reflect the aggregate Four-Wall P&Ls of Service Center and Stores-on-Wheels selling locations adjusted for vendor and customer rebates, sales commission expense, warehouse and distribution costs, and merchant discounts and other income and expense items not directly charged to the Four-Wall P&Ls.
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended March 31,
	2006			2005				%Change
	Service	Stores on		Service	Stores on			Service	Stores on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Other	Total	Centers	Wheels	Other	Total
Lawn care	$69.7	$0.6	$70.3	$62.7	$0.2	$0.9	$63.8	11.2%	200.0%	(100.0)%	10.2%
Golf	5.9	8.9	14.8	6.4	7.3	0.2	13.9	(7.8)	21.9	(100.0)	6.5

Gross sales	75.6	9.5	85.1	69.1	7.5	1.1	77.7	9.4	26.7	(100.0)	9.5
Net sales adjustments	(0.3)	(0.6)	(0.9)	(1.1)	(0.5)	—	(1.6)	72.7	(20.0)	0.0	43.8

Net sales	$75.3	$8.9	$84.2	$68.0	$7.0	$1.1	$76.1	10.7%	27.1%	(100.0)%	10.6%

     Service Centers: Service Center gross sales reflect sales transacted through our 310 Service Centers in operation as of March 31, 2006, including six new Service Centers opened and one closed during the first quarter 2006. The total net sales increase of 10.7% in first quarter 2006 reflects a same-store (including stores opened prior to 2005) increase of 5.3% and 5.4% from new 2005 and 2006

     Service Center sales of $3.7 million. Comparing the first quarter of 2006 to the comparable period of 2005, sales of ice melt products were over 50% lower due to an unseasonably warm winter season, and equipment sales have lagged by approximately 4.5%; however, these declines were offset by strong sales in fertilizer and seed products as a result of the early spring conditions. We plan to open a total of 40 additional Service Centers in 2006. Below is a summary of first quarter 2006 and 2005 Service Center net sales by period opened:

	For the Three Months Ended March 31,
			Variance
(Dollars in millions)	2006	2005	Dollars	%
Stores opened:
Prior to 2003	$63.6	$61.1	$2.5	4.1%
2003	3.7	3.5	0.2	5.7
2004	4.3	3.4	0.9	26.5

Comparative stores	71.6	68.0	3.6	5.3
2005	3.5	—	3.5	100.0
2006	0.2	—	0.2	100.0

Total	$75.3	$68.0	$7.3	10.7%

     Stores-on-Wheels: Stores-on-Wheels gross sales for the quarter reflect sales transacted through our 114 Stores-on-Wheels in operation as of March 31, 2006, including three new Stores-on-Wheels placed into service during 2006 for a total of 16 openings since first quarter of 2005. The total net sales increase of 27.1% in 2006 was predominantly driven by the incremental units on a year-over-year basis. The vast majority of these incremental Stores-on-Wheels were added in markets where LESCO already had a presence through an existing Stores-on-Wheels unit or a golf direct sales representative. The golf direct sales representative model was essentially disbanded and merged into the Stores-on-Wheels operations in the first half of 2005, resulting in employee turnover and a corresponding decline in sales.
     Other: Included in the 2005 sales results are corporate-originated sales of product, including that for product damaged in third-party storage facilities.
     Net sales adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sales adjustments, freight revenue (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates decreased $0.7 million in the first quarter of 2006 compared to the same period in 2005, due primarily to a reduction in customer rebates earned.
Gross Profit on Sales:
     Gross profit as a percentage of net sales in the first quarter decreased to 24.5% in 2006 from 26.2% in 2005. The decrease is primarily an outcome of the incremental cost of outsourcing the Company’s manufacturing and distribution functions to TCS and is offset by two significant strategic implementations in 2005: the Company’s improved pricing strategy, resulting in margin rate gains in the combination and control product categories, and the restructuring of the Company’s parts sourcing model. The product margin includes an approximate 11% year-over-year comparative price increase for urea and increased fuel surcharges for the first quarter of 2006. Urea is used as the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 8% to 10% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the increased cost of natural gas. For 2006 and 2005, we entered into annual contracts with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. Fuel surcharges, included in our costs of distributing product to the selling locations, have nearly doubled on a year-over-year basis, compounded by the net 35 incremental locations added to the distribution network.
     As a measure of the productivity of our significant investment in real estate and inventory, the Company analyzes the gross profit on sales per square foot of rental space for each of the Service Center classes. This measure is calculated by dividing gross profit on sales for each Service Center class by its respective leased square footage. The following table illustrates the improvement in this metric with respect to each class on a year-over-year basis:

	Gross Profit per Square Foot of Service Centers
	Three Months Ended March 31,
	2006		2005
		Gross Profit (Loss)		Gross Profit (Loss)
	# of Stores	per Square Foot	# of Stores	per Square Foot
Class of 2006	6	$(0.30)	—	$—
Class of 2005	31	$3.92	1	$(5.27)
Class of 2004	27	$5.13	27	$4.05
Class of 2003	21	$7.96	21	$7.07
Prior to 2003	225	$12.66	226	$12.43
     The decrease of $0.59 per square foot leased on a year-over-year basis is the result of lower gross profit productivity in the stores opened in 2005 and 2006, as these stores added over 210,000 square feet of rental space to our real estate portfolio and have not achieved a mature level of operating results. As the Company continues to increase the Service Center footprint in existing markets, the ‘Prior to 2003’ gross profit on sales per square foot metric initially will decrease due to sales transfers to new locations. The estimated impact on this metric with respect to ‘Prior to 2003’ is a near-term reduction of approximately 5%.
Selling Expense:
     Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels, and field management. The year-over-year increase of $2.8 million, or 1.0% of net sales, to $21.1 million, or 25.1% of net sales, in the first quarter 2006 is driven by $1.6 million for new Service Centers and $1.0 million for the 16 incremental Stores-on-Wheels units. Additional cost increases, on a year-over-year basis, were incurred for the expansion of the field management team to enhance the structure to support future store growth.
Merchant Discounts and Provision for Doubtful Accounts:
     As a percentage of net sales, merchant discounts increased 60 basis points in the first quarter of 2006 compared to the first quarter of 2005. For the first quarter of 2006, total merchant discount expense, including GEBCS, for regular payment terms, was 2.0% of net sales. In the first quarter of 2005, discount expense for regular payment terms was 1.4% of net sales. The increased cost on a year-over-year basis are the result of higher discount rates corresponding to rising interest rates, greater customer usage of higher-cost national bank cards, and increased customer account write-off activity.
(Loss) Earnings before Interest and Taxes:
     By the end of the first quarter 2006, LESCO had increased its Service Center base by 13%, adding a net 35 Service Centers to its base of 275 stores at March 31, 2005. Management views new Service Centers as the primary method to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open up to a total of 40 new Service Centers in 2006. Below are the operating results for the first quarter of 2006 compared to the same period of 2005 for all Service Centers opened during 2003, 2004, 2005, and the first quarter of 2006:

	Three Months Ended March 31, 2006
	Class of 2006 (6	Class of 2005 (31	Class of 2004 (27	Class of 2003 (21
(Dollars in thousands)	Stores)	Stores)	Stores)	Stores)	Total
Net sales	$170	$3,475	$4,251	$3,742	$11,638
Cost of product (including distribution costs)	(181)	(2,763)	(3,382)	(2,850)	(9,176)

Gross profit on sales	(11)	712	869	892	2,462
Selling expense	(194)	(1,526)	(1,370)	(955)	(4,045)
Merchant discount expense	(4)	(56)	(101)	(75)	(236)

Loss before interest and taxes	$(209)	$(870)	$(602)	$(138)	$(1,819)

	Three Months Ended March 31, 2005
	Class of 2005 (1	Class of 2004 (27	Class of 2003 (21
(Dollars in thousands)	Store)	Stores)	Stores)	Total
Net sales	$40	$3,392	$3,611	$7,043
Cost of product (including distribution costs)	(34)	(2,536)	(2,645)	(5,215)

Gross profit on sales	6	856	966	1,828
Selling expense	(74)	(1,312)	(1,038)	(2,424)
Merchant discount expense	(1)	(40)	(53)	(94)

Loss before interest and taxes	$(69)	$(496)	$(125)	$(690)

     As a result of the foregoing factors, including the operating results of the new Service Centers and Stores-on-Wheels, the Stores Segment had a loss before interest and taxes of $2.2 million in the first quarter 2006 versus earnings before interest and taxes of $0.6 million for the same period in 2005, with the 2006 results reflecting the additional $1.0 million in losses related to incremental Service Center units. See management’s discussion regarding the use of EBIT on page 15.
Direct Segment
     The Direct Segment consists of direct (non-store) sales to national account customers, including large retailer accounts, along with the operations of LESCO sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.
Sales:
The following table provides supplemental detail of sales by customer sector:

	For the Three Months Ended March 31,
(Dollars in millions)	2006	2005	% Change
Lawn care	$15.1	$18.3	(17.5)%
Golf	0.6	3.8	(84.2)

Gross sales	15.7	22.1	(29.0)
Net sales adjustments	(0.1)	(0.1)	—

Direct Segment net sales	$15.6	$22.0	(29.1)%

     Direct Segment: All gross sales reflect sales transacted as direct sales (non-store) with our national account customers, including large retailer accounts, along with the operations of LESCO sales representatives through our direct sales programs. The decrease of 29.1% in the first quarter 2006 compared to the same period in 2005 is primarily attributable to the year-over-year decline of 84.2% in sales to customers in the golf industry reflecting the effect of our decision in the first half of 2005 to restructure the golf sales representatives program. We continue to evaluate the return on investment relative to our contract accounts and have instituted disciplines to assure contracts meet acceptable return thresholds. We analyze customer profitability across the entire Company as certain national account customers may elect to transact sales in our Stores Segment as well as in our Direct Segment. This program has, on occasion, resulted in lost contract sales, and we will continue to eliminate direct sales that do not produce an acceptable level of return on our overall investment.

     Net sales adjustments: Net sales adjustments were $0.1 million in the first quarters of 2006 and 2005, composed of freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates.
Gross Profit on Sales:
     Gross profit as a percentage of net sales increased to 21.4% in the first quarter of 2006 from 15.4% in the same period in 2005. As the Company analyzed the profitability of major national accounts, contractual agreements and/or pricing were renegotiated to improve LESCO’s return on investment. The effect of these actions is demonstrated in the gross profit rate improvement during the first quarter of 2006 in the Direct Segment as follows:

Gross Profit
Rate
For the Quarter Ended:
March 31, 2005	15.4%
December 31, 2005	19.2%
March 31, 2006	21.4%
Selling Expense:
     Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In the first quarter 2006, selling expense declined $2.1 million to $1.4 million, or 9.1% of net sales, from $3.5 million, or 16.0% of net sales, for the comparable period in 2005. This decrease is due to the significant reduction of direct sales representatives in the first half of 2005.
Merchant Discounts and Provision for Doubtful Accounts:
     In the first quarter 2006, merchant discounts decreased to $0.5 million from $0.7 million for the same period in 2005, but increased 10 basis points to 3.1% of net sales. The merchant discounts expense includes fees incurred for regular payment terms and the write-off of specifically-identified customer accounts receivable which were owned directly by the Company or under a recourse agreement with GEBCS, our private-label business credit provider. Write-offs of $43,000, or 0.3% of net sales, were recorded in the first quarter of 2006 compared to no write-off activity in this segment for the same period of 2005.
(Loss) Earnings before Interest and Taxes:
     As a result of the improved gross profit percentage and the reduced selling expense, earnings before interest and taxes grew to $1.4 million in the first quarter 2006 from a loss before interest and taxes of $0.8 million for the same period in 2005.
Corporate
     The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, which include marketing costs, general and administrative expenses, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct Segments.
Selling Expense:
     Corporate selling expense, composed of customer service, bids processing, product registration and merchandising and marketing expenses, declined $0.7 million to $2.7 million in the first quarter of 2006 from $3.4 million in the same period of 2005. The majority of the decrease on a year-over-year basis is the effect of the Company’s outsourcing of certain merchandise and purchasing functions to TCS, resulting in payroll and related benefit cost reductions.

Merchant Discounts and Provision for Doubtful Accounts:
     In the first quarter 2006, merchant discounts increased $0.2 million to $0.5 million from $0.3 million in the same period in 2005. The merchant discounts expense includes promotional discount term fees incurred for the extension of customer payment terms and the net change in the allowance for doubtful accounts. In the first quarter of 2006, promotional discount terms were 0.5% of consolidated net sales compared to 0.3% for the same period in 2005. The increase was driven by a moderate discount rate increase as well as the guaranteed, early-order financing commitments from the fourth quarter of 2005 that were honored on delivered sales in the first quarter of 2006.
Pre-Opening Expense
     Pre-opening expense increased $0.1 million to $0.3 million in first quarter 2006 compared to first quarter 2005 due to increased store-opening activity. The Company opened 6 new Service Centers in the first quarter 2006 versus one in 2005. Pre-opening expense, which consists primarily of real estate broker and legal fees, grand opening advertising, payroll, supplies, distribution, rent, and storage costs, is expensed as incurred and, thus, some costs were incurred in the first quarters of both 2006 and 2005 for stores expected to open in the subsequent quarters of the respective years.
General and Administrative Expense:
     In the first quarters of both 2006 and 2005, general and administrative expense incurred was $6.4 million. As a percent to consolidated net sales, an improvement of 10 basis points was achieved in the first quarter of 2006 versus the comparable period in 2005. Based on the supply chain transaction, a decrease in associate headcount has occurred between the periods, resulting in a reduction in payroll and corresponding benefit expenses which was offset in the first quarter of 2006 by severance costs related to the departure of two Company executives.
Other Income/(Expense):
     Other income in the first quarter 2006 as compared to the same period in 2005 remained at $0.1 million primarily due to additional customer fees offset by decreased discounts earned on vendor payment terms corresponding to the outsourcing of our supply chain activities.
Interest Expense:
     Interest expense, net, decreased $0.1 million in the first quarter 2006 as compared to the same period in 2005 due to reduced borrowings, partially offset by higher interest rates. The average debt during the first quarter of 2006 was $2.8 million versus $22.8 million in the same period of 2005. The interest rate on borrowings increased 150 basis points between periods.
Income Taxes and Net Loss:

	For the Three Months Ended March 31,
(Dollars in millions, except per share data)	2006	2005	Change
Loss before income taxes	$(10.6)	$(10.7)	$0.1
Income tax (provision) benefit:
Current	—	—	—
Deferred	4.3	3.5	0.8
Change in valuation allowance	(4.3)	(3.5)	(0.8)

	—	—	—

Net loss	$(10.6)	$(10.7)	$0.1

Loss per common share:
Diluted	$(1.18)	$(1.21)

Basic	$(1.18)	$(1.21)

     As a result of the foregoing factors, including, but not limited to, the transition of the golf direct sales organization to a Store-on-Wheels model, the fourth quarter 2005 supply chain transaction, the operating results of new Service Centers opened in 2005 and 2006 as well as the implementation of 16 incremental Store-on-Wheels, the Company had a pre-tax loss of $10.6 million in the first quarter 2006 compared to a pre-tax loss of $10.7 million in the same period 2005.
     The net loss for the first quarter 2006 was $10.6 million, or $1.18 per diluted share, compared to a net loss of $10.7 million, or $1.21 per diluted share, for the first quarter 2005.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS 109), the Company has established a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. In the first quarter of 2006, LESCO increased its valuation allowance $4.3 million. In the first quarter of 2005, the Company increased its valuation allowance $3.5 million.
     For first quarter 2006, the impact of the valuation allowance decreased the Company’s income tax benefit, and increased its net loss by $4.3 million. Because the Company cannot recognize a tax benefit at its estimated 39% effective tax rate due to its current accounting for its deferred tax assets, its loss has been increased approximately $0.46 per diluted share. For the first quarter 2005, the Company’s loss per diluted share was increased approximately $0.47 due to the same tax circumstances.
LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statements of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2006	2005
Cash used in operations	$(18.9)	$(16.0)
Cash used in investing activities	(0.6)	(1.2)
Cash provided by financing activities	6.9	18.2

(Decrease) increase in cash and cash equivalents	$(12.6)	$1.0

     Cash was used by operations in the first quarter of 2006 as sales dollars improved slightly, but accounts receivable increased based predominately on logistics charges owed from TCS. Consistent with historical patterns, the Company’s inventories increased from December 31, 2005; however, as a result of the supply chain transaction, accounts payable leverage has improved year over year and is similar to leverage at December 31, 2005. The net result was an increased use of cash.
     Accounts payable leverage is summarized as follows:

	March 31,		December 31,
(Dollars in millions)	2006	2005	2005
Accounts payable	$78.7	$76.1	$61.4

Inventory	$99.1	$130.1	$80.3

Accounts payable leverage	79.4%	58.5%	76.5%

     Capital Expenditures: Our first quarter 2006 capital expenditures can be summarized as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2006	2005
Stores
New	$0.3	$0.4
Other	—	0.5
Manufacturing facilities	—	0.1
Corporate systems	0.3	0.2

	$0.6	$1.2

     We expect to focus our future capital needs primarily on Service Centers. We intend to open up to a total of 40 units in 2006, relocate another 20 existing sites to new locations with the intent to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations.
     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 to $200,000 in inventory. A new Stores-on-Wheels is merchandised with $105,000 of inventory. Through payment terms with our suppliers, an estimated 75% or more of the inventory costs are leveraged. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies, along with continued accounts payable leverage, could mitigate the impact of incremental product requirements. A new Service Center is expected to achieve break-even operating results during its second full year of operations and to become profitable thereafter. A Stores-on-Wheels unit is expected to turn profitable in its second year of operation. Typically, it takes at least five years for Service Centers and Stores-on-Wheels vehicles to achieve a mature level of operating results.
Financing Activities:
     In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility) on October 7, 2005. The Facility matures October 7, 2010, and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory. As of March 31, 2006, there was $44.8 million available based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.1 million were outstanding as of March 31, 2006, resulting in unused borrowing capacity of $31.7 million. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.
     The interest rate, facility fee, letter of credit fee, and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Company’s outstanding borrowings under the Facility as of March 31, 2006 was 6.77%. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2006.
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
      Based on the inherent nature of the green industry and the geographic locations in which the Company operates, sales of our products are seasonal.  A large percentage of our sales occur during the spring and summer.  As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year.  Furthermore, adverse business or economic conditions during our peak selling season could materially adversely affect our business, financial conditions and results of operations.
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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements
     During the first quarter of 2006, there were no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This discussion and analysis of financial condition contains various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring at a specific point in time events which will be settled in the future.
Revenue Recognition
     The Company’s sales are composed of five major revenue classifications: sales of owned product to customers, sales of vendor consigned products, sales of product under agency arrangements, freight revenue, and contra sales recorded for customer discounts and rebates.
     We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $1.3 million for the first quarter of 2006 and $4.5 million for the same period in 2005. Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $114,000 and $81,000 for the quarter ended March 31, 2006 and 2005, respectively. Revenues generated in transactions for shipping and handling services are included in ‘Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ‘Cost of Product’ to determine the Company’s ‘Gross Profit on Sales’. Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. For the quarters ended March 31, 2006 and 2005, bad debt expense was income of $104,000 and expense of $30,000, respectively. The allowance for doubtful accounts decreased by $164,000 and increased by $67,000 in the first quarters of 2006 and 2005, respectively.

Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At March 31, 2006, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $6,000. We maintain a reserve for inventory shrink on a site-specific basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $276,000 at March 31, 2006.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of net income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS 109. In accordance with that standard, the Company has a $19.9 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of March 31, 2006. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
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

potential regulations; the Company’s ability to effectively market and distribute new products; the success of the Company’s operating plans; regional weather conditions; the condition of the industry and the economy; the Company’s dependence on one supplier for substantially all consumable products; and the costs and other effects of legal and administrative proceedings. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of March 31, 2006, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 7A. Quantitative            and Qualitative Disclosures About Market Risk” on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, for more detailed information regarding market risk.
ITEM 4. CONTROLS AND PROCEDURES
     The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was recorded, processed, summarized and reported on a timely basis.
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

ITEM 2(c) UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	COL. A	COL. B		COL. C	COL. D
Maximum
Number (or
Approximate
				Total Number of	Dollar Value)
				Shares (or	of Shares (or
				Units)	Units) that
				Purchased as	May Yet Be
	Total Number	Average Price		Part of Publicly	Purchased
	of Shares (or	Paid per		Announced	Under the
	Units)	Share (or		Plans or	Plans or
Period	Purchased	Unit)		Programs)	Programs
January 1-31, 2006	3,578	$15.06	(1)	3,578	1,496,422	(2)
February 1-28, 2006	13,582	14.83	(1)	13,582	1,482,840	(2)
March 1-31, 2006	—	—		—	1,482,840	(2)

Total	17,160	$14.88	(1)	17,160	1,482,840	(2)

(1)	Average price paid per share is presented at gross amount, which includes commission and fees paid to the broker.
(2)	On October 21, 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1.5 million common shares. This program does not have a planned expiration date.
ITEM 6. EXHIBITS

Exhibits	Exhibits 3(a)	Amended Articles of Incorporation of the Registrant

	Exhibit 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 31(a)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Michael A. Weisbarth Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Jeffrey L. Rutherford Section 1350 Certification

	Exhibit 32(b)	Michael A. Weisbarth Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

By: /s/ Michael A. Weisbarth

Michael A. Weisbarth
Date: May 10, 2006	Vice President, Chief Financial Officer and Treasurer