Form 10-Q
period 2006-06-30
LESCO INC/OH
filed 2006-08-08
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
Commission File No. 0-13147

LESCO, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0904517
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1301 East Ninth Street, Suite 1300	44114
Cleveland, Ohio (Address of principal executive offices)	(Zip Code)
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
Large accelerated filer - ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Number of Common Shares, without par value, outstanding on August 3, 2006: 9,147,068

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Net sales	$181,950	$190,201	$281,788	$288,255
Cost of product (including distribution costs)	(138,299)	(139,285)	(214,206)	(213,987)

Gross profit on sales	43,651	50,916	67,582	74,268

Selling expense	(26,935)	(25,590)	(52,148)	(50,746)
General & administrative expense	(3,961)	(4,935)	(10,360)	(11,318)
Merchant discounts and provision for doubtful accounts	(3,511)	(3,803)	(6,117)	(5,853)
Pre-opening expense	(521)	(533)	(810)	(730)
Vendor contract termination	—	(464)	—	(464)
Other expense	(30)	—	(30)	(37)
Other income	32	283	167	398

Earnings (loss) before interest and taxes	8,725	15,874	(1,716)	5,518
Interest income (expense), net	175	(124)	2	(441)

Earnings (loss) before taxes	8,900	15,750	(1,714)	5,077
Income tax (provision) benefit:
Current	—	—	—	—
Deferred	(3,052)	(4,314)	1,209	(774)
Change in valuation allowance	3,052	4,314	(1,209)	774

	—	—	—	—

Net income (loss)	$8,900	$15,750	$(1,714)	$5,077

Earnings (loss) per common share:
Diluted	$0.95	$1.71	$(0.19)	$0.55

Basic	$0.97	$1.77	$(0.19)	$0.57

Average number of common shares and common share equivalents outstanding:
Diluted	9,353,088	9,195,080	9,096,032	9,169,482

Basic	9,184,828	8,887,944	9,096,032	8,853,033

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005	December 31, 2005
(Dollars in thousands)	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,854	$8,495	$21,030
Accounts receivable, net	13,909	13,938	16,310
Inventories	101,531	133,859	80,346
Other	1,564	2,546	2,667

TOTAL CURRENT ASSETS	136,858	158,838	120,353
Property, plant and equipment, net	9,076	25,290	9,624
Other	888	1,155	904

	$146,822	$185,283	$130,881

CURRENT LIABILITIES:
Accounts payable	$83,997	$88,510	$61,381
Accrued liabilities	17,789	18,837	24,576
Revolving credit facility	—	2,979	—

TOTAL CURRENT LIABILITIES	101,786	110,326	85,957
Deferred — other	2,007	1,804	2,166

TOTAL LIABILITIES	103,793	112,130	88,123

SHAREHOLDERS’ EQUITY:
Common shares—without par value—
19,500,000 shares authorized; 9,242,415 shares issued and 9,150,893 outstanding at June 30, 2006; 8,873,180 shares issued and outstanding at June 30, 2005 and 8,949,921 shares issued and outstanding at December 31, 2005	924	886	894
Paid-in capital	40,282	37,384	38,051
Treasury stock; 91,522 at June 30, 2006; none in 2005	(1,418)	—	—
Retained earnings	3,241	36,714	4,955
Unearned compensation	—	(1,831)	(1,142)

TOTAL SHAREHOLDERS’ EQUITY	43,029	73,153	42,758

	$146,822	$185,283	$130,881

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(1,714)	$5,077
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,752	3,381
Increase in accounts receivable	2,401	2,993
Increase in inventories	(21,185)	(33,277)
Increase in accounts payable	21,804	25,552
Decrease in accrued expenses	(6,731)	(6,124)
Increase in other items	1,104	1,041

NET CASH USED IN OPERATING ACTIVITIES	(2,569)	(1,357)

INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	4	235
Purchase of property, plant and equipment:
Stores	(952)	(2,136)
Other	(289)	(519)

NET CASH USED IN INVESTING ACTIVITIES	(1,237)	(2,420)

FINANCING ACTIVITIES:
Increase in overdraft balances	812	6,587
Reduction of borrowings, net	—	(3,574)
Purchase of treasury shares	(1,418)	—
Exercised stock options	3,236	1,158

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,630	4,171

Net change in cash and cash equivalents	(1,176)	394

Cash and cash equivalents — Beginning of the period	21,030	8,101

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$19,854	$8,495

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(140)	$(507)

Income taxes (paid) refunded	$(103)	$72

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $6 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. The Company currently distributes products through 323 LESCO Service Center® stores, 114 Stores-on-Wheels® vehicles and other direct sales efforts. Effective October 1, 2005, the Company had sold substantially all of its manufacturing and distribution assets, along with the related working capital, to Turf Care Supply Corp. (TCS). See Note 9 for a discussion of the transaction relating to these assets.
     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three months and six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2006.
     Segment Information: With the Company’s sale of its supply chain assets, it has realigned its reporting segments as Stores and Direct. Operating results for each of these segments are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels vehicles (Service Centers and Stores-on-Wheels vehicles are collectively referred to as “Stores”) and field management organization. The Direct Segment consists of direct sales (sales not transacted at Stores), including national account customers, large retailer accounts, and the operations of LESCO sales representatives. The two operating segments are supplemented by Corporate costs incurred for support functions, such as Corporate selling expenses, including marketing costs, general and administrative expenses, any charges and all costs from the manufacturing and distribution facilities (supply chain assets), merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
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
     Below are the unaudited results for the Stores Segment, Direct Segment and Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net sales
Stores	$167,371	$165,033	$251,567	$241,093
Direct	14,579	25,168	30,221	47,162
Corporate	—	—	—	—

	$181,950	$190,201	$281,788	$288,255

Earnings (loss) before interest and taxes
Stores	$15,892	$24,311	$13,694	$24,918
Direct	256	1,068	1,696	286
Corporate	(7,423)	(9,505)	(17,106)	(19,686)

	$8,725	$15,874	$(1,716)	$5,518

Capital expenditures
Stores	$623	$1,277	$952	$2,136
Direct	—	—	—	—
Corporate	38	213	289	519

	$661	$1,490	$1,241	$2,655

Depreciation expense
Stores	$441	$279	$862	$551
Direct	12	13	24	33
Corporate	375	1,397	786	2,718

	$828	$1,689	$1,672	$3,302

Intangible asset amortization expense
Stores	$—	$—	$—	$—
Direct	—	—	—	—
Corporate	40	40	80	79

	$40	$40	$80	$79

	June 30,
	2006	2005
Total assets
Stores	$114,460	$100,006
Direct	1,351	1,332
Corporate	31,011	83,945

	$146,822	$185,283

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
     Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the period utilizing the treasury stock method for stock awards. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of common stock equivalents.
     A reconciliation of net income (loss) applicable to common shares and the weighted average number of common shares and common share equivalents outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Net income (loss) applicable to common shares	$8,900	$15,750	$(1,714)	$5,077

Weighted average number of common shares outstanding (basic)	9,184,828	8,887,944	9,096,032	8,853,033
Weighted average dilutive stock options	168,260	307,136	—	316,449

Weighted average number of common shares and common share equivalents outstanding (diluted)	9,353,088	9,195,080	9,096,032	9,169,482

Diluted earnings (loss) per share	$0.95	$1.71	$(0.19)	$0.55
Basic earnings (loss) per share	$0.97	$1.77	$(0.19)	$0.57
     Common share equivalents of 172,364 for the six months ended June 30, 2006, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses.
     Stock Options: Effective January 1, 2006, the Company adopted the fair value method of recording stock awards under Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of grant and be expensed over the applicable vesting period. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards at the date of grant and is recognized ratably in the statement of operations over the options’ vesting period. The cost related to stock-based employee compensation included in the net income for the quarter, and the net loss for the six months ended June 30, 2006, reflects the fair value method for all unvested stock awards.
     Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the shares on the date of the grant. The adoption of SFAS 123R did not have a significant impact on the determination of compensation expense for restricted share awards.

     The following table reflects the pro forma net income and earnings per share that the Company would have reported for comparable periods in 2005 if the fair value approach of SFAS 123R had been applied:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2005
Net income as reported	$15,750	$5,077
Add: stock option expense included in reported net income, net of related tax effects	—	—
Less: stock option expense, net of related tax effects	(62)	(134)

Pro forma net income	$15,688	$4,943

Earnings per diluted share
As reported	$1.71	$0.55
Pro forma	$1.71	$0.54

Earnings per basic share
As reported	$1.77	$0.57
Pro forma	$1.77	$0.56
     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The Company did not grant options during the first six months of 2006. In May 2005, the Company granted options at a weighted-average, grant-date fair value of $14.32.
     Additional information on stock-based compensation is provided in Note 8.
Note 3. Accounts Receivable: Accounts receivable consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Supplier rebate programs	$790	$7,269	$4,574
Supplier other	5,321	—	4,635
Trade receivables
Owned — domestic	5,925	6,420	3,763
Owned — international	2,464	2,275	3,076
Other	1,223	1,425	1,879
Allowance for doubtful accounts	(1,814)	(3,451)	(1,617)

	$13,909	$13,938	$16,310

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory, as inventory valuation reserves, when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product. The Company typically earns merchandise vendor rebates on finished goods under one of the following methods:
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
     Based on the Company’s purchase and sales history and the relatively short duration of the agreements, the Company is able to project reasonably whether the Company will achieve the cumulative level of purchases or sales required for vendor rebates. Therefore, the Company recognizes the rebates ratably over all purchases or sales. The Company does not recognize a rebate if it is uncertain whether a specific purchase will qualify under its rebate arrangements. If the Company subsequently determines that it will not achieve a rebate threshold, it reverses recognition of the rebate. The Company defers recognition of income relative to purchases that remain in inventory.
     In October 2005, the Company entered into a Long-Term Supply Agreement that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers during a transition period for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week of the month subsequent to that in which the invoice was paid by LESCO. An additional provision of the Long-Term Supply Agreement requires TCS to remit payment to agricultural consortiums for the growth and harvest of grass seed while LESCO maintains contractual liability. The Company has recorded a receivable balance and a corresponding payable equivalent to the outstanding invoices at June 30, 2006. Commencing January 1, 2006, the Company recognizes estimated annual third-party vendor rebates in the cost of product purchased from TCS. Pursuant to the Long-Term Supply Agreement, the estimated annual value of these rebates is funded on a straight-lined basis to TCS. When TCS receives payment from the third-parties at year-end, the entire rebate is paid to the Company. A reconciliation of the ‘Supplier other’ receivable balance is as follows:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Logistics charges	$2,968	$—	$3,791
Grass seed	435	—	755
Vendor rebates/other	1,918	—	89

Supplier other	$5,321	$—	$4,635

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
     The owned domestic credit accounts are accounts that, at the outset of the GEBCS program, did not qualify for sale to GEBCS or did not qualify for the credit recourse portfolio. LESCO has retained the ownership and management of the owned domestic credit accounts.
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
     In the allowance for doubtful accounts, the Company provides for expected losses from all owned receivables and GEBCS-owned recourse accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio, and the current business environment.

Note 4. Inventories: Inventories consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Finished goods and purchased inventories
Selling locations	$91,054	$88,399	$72,523
Non-selling locations	9,538	47,583	8,377
Less: Markdown, shrink and vendor discount reserves	(1,956)	(1,685)	(3,887)
Inventory held on consignment	(5,811)	(12,437)	(3,961)

	92,825	121,860	73,052
Raw materials	—	11,999	—
Grass seed	8,706	—	7,294

	$101,531	$133,859	$80,346

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its procurement costs in inventory. The amount of these costs included in inventory was $461,000 at June 30, 2006, $260,000 at June 30, 2005, and $116,000 at December 31, 2005, which represented 0.5%, 0.2% and 0.1% of the value of the Company’s total inventory as of the respective balance sheet dates. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts for inventory remaining on hand.
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
     Effective October 1, 2005, LESCO sold to TCS substantially all of its supply chain assets and the related raw material and finished goods inventory. The Company retained its grass seed licenses and, as such, purchases all seed from the growers. The raw seed is sold to TCS for processing, packaging and labeling. LESCO is required to repurchase its forecasted seed requirements from TCS; therefore, the seed that resides at the TCS facilities to fulfill the Company’s forecasted orders must be reflected as LESCO’s inventory with a corresponding account payable.
     Inventory at “non-selling locations” is primarily comprised of product not sourced from TCS but which nevertheless is handled within the TCS distribution network.
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
     The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $100,000 recorded as an asset for these properties at June 30, 2006. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs. At June 30, 2005, there was approximately $49,000 of other assets held for sale. During the second quarter of 2005, the Company sold property for $234,000 in cash resulting in an approximate $162,000 gain on sale.

     Property, plant and equipment, net consists of the following:

	June 30,								December 31,
	2006				2005				2005
(Dollars in thousands)	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total
Land	$—	$—	$—	$—	$—	$—	$600	$600	$—	$—	$—	$—
Buildings and improvements	1,901	—	246	2,147	2,275	—	18,593	20,868	2,408	—	669	3,077
Machinery and equipment	5,612	7	221	5,840	5,008	22	19,846	24,876	5,189	7	349	5,545
Furniture and fixtures	6,875	308	19,156	26,339	6,409	412	30,305	37,126	6,434	308	18,656	25,398

Subtotal	14,388	315	19,623	34,326	13,692	434	69,344	83,470	14,031	315	19,674	34,020
Less: Accumulated depreciation	(8,046)	(246)	(16,958)	(25,250)	(7,490)	(258)	(50,432)	(58,180)	(7,712)	(222)	(16,462)	(24,396)

Property, plant and equipment, net	$6,342	$69	$2,665	$9,076	$6,202	$176	$18,912	$25,290	$6,319	$93	$3,212	$9,624

Note 6. Borrowings: Borrowings consist of the following:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Current:
Revolving credit facility	$—	$2,979	$—

Revolving Credit Facility
     In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility) on October 7, 2005. The Facility matures October 7, 2010, and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory. As of June 30, 2006, there was $50.0 million available based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.1 million were outstanding as of June 30, 2006, resulting in unused borrowing capacity of $36.9 million. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%. The interest rate, facility fee, letter of credit fee, and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. The Company had no outstanding borrowings of note during the second quarter ended June 30, 2006.
     Outstanding letters of credit issued under the Facility were as follows:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Supplier contract	$10,000	$—	$10,000
Insurance programs	2,658	2,708	2,708
Other	400	570	320

	$13,058	$3,278	$13,028

     The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility’s covenants as of June 30, 2006.
     Based on the current forecast for its 2006 operating results, the Company projects non-compliance with the Facility’s financial covenant at September 30, 2006. The Company may remedy the default by either obtaining a covenant waiver on the existing Facility or securing a restructured credit facility agreement in order to assure adequate borrowing capacity to meet its operating and capital expenditure requirements.
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

Note 7. Asset Rationalization and Severance Expense: Major components of the remaining reserves and accruals for asset rationalization and severance expense as of June 30, 2006, and December 31, 2005, are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization reserves and severance accruals at December 31, 2005	$1,551	$578	$2,129	$840	$2,969

2006 Activity:
Additions	—	—	—	486	486
Utilized/payments	(327)	(268)	(595)	(766)	(1,361)

Asset rationalization reserves and severance accruals at June 30, 2006	$1,224	$310	$1,534	$560	$2,094

     Of the additional $486,000 of expense recognized in 2006, $490,000 was recorded in general and administrative expense, and a credit of $4,000 was recorded in selling expense. Severance will be paid through 2007 and asset rationalization will be paid through 2011.
     The majority of the 2006 additions represent severance cost related to the departure of two former executives, the Senior Vice President of Sales and Store Operations and the Vice President of Human Resources.
Note 8. Stock Incentive Plans: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At June 30, 2006, there were 828,449 shares reserved for future grants, consisting of 562,109 under the 1992 and 2000 Stock Incentive plans, 169,840 under the 2000 Broad-Based Stock Option Plan, and 96,500 under the 1995 Directors’ Stock Option Plan. Options pursuant to any of the Company’s plans have exercise periods ranging from 6 to 10 years at an option price equal to the fair market value of a common share on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans, in connection with the employment of key employees, at an exercise price equal to the fair market value of a common share at the grant date. There are 123,000 outstanding stock options that have been issued outside of the plans.
     Excess tax benefits from the exercise of stock options were not recorded as their ultimate realizability is not assured for the quarters ended June 30, 2006 and 2005. The total intrinsic value (market price less option price) of the stock option shares exercised in the second quarters of 2006 and 2005 was $0.3 million and $0.1 million, respectively, resulting in year-to-date intrinsic value for 2006 and 2005 of $2.4 million and $0.3 million, respectively. The following table summarizes the changes in the outstanding stock options:

	Six Months Ended June 30, 2006
		Weighted Average
	Shares	Exercise Price
Outstanding — beginning of year	1,128,908	$11.74
Granted	—	—
Exercised	(330,114)	9.44
Canceled/forfeited	(121,267)	14.31

Outstanding — end of quarter	677,527	$12.40

Exercisable — end of quarter	607,057	$12.35
Reserved for future grants	828,449

     The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
$0 to $10.00	156,750	$7.45	5.7 years	156,750	$7.45	5.7 years
$10.01 to $15.00	397,477	12.73	6.5 years	327,007	12.71	5.0 years
$15.01 to $20.00	103,450	16.72	3.5 years	103,450	16.72	3.5 years
$20.01 and above	19,850	22.33	1.8 years	19,850	22.33	1.8 years

	677,527	$12.40	5.7 years	607,057	$12.35	4.8 years

(Dollars in thousands)
Aggregate intrinsic value at June 30, 2006	$3,345			$1,936
     On January 1, 2006, the Company adopted the fair value method of accounting for stock options under SFAS 123R. Further discussion of the impact of this change is included in Note 2. For the six months ended June 30, 2006, compensation expense recognized related to stock options was $98,000. Compensation expense of $127,000 had not yet been recognized at June 30, 2006, as it relates to nonvested stock option awards which will vest through 2008.
     The Company recorded compensation expense of $132,000 and $203,000 related to restricted shares for the three months ended June 30, 2006 and 2005, respectively. The compensation expense for the six months ended June 30 was $68,000 in 2006 and $395,000 in 2005. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of December 31, 2005. Upon the adoption of SFAS 123R, the balance of unearned compensation was reclassified to additional paid-in capital. As of June 30, 2006, the Company had $563,000 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of one year. The following table summarizes the changes in the outstanding restricted shares:

	Six Months Ended June 30, 2006
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested — beginning of year	156,220	$13.38
Granted	—	—
Vested	—	—
Canceled/forfeited	(37,620)	13.59

Nonvested — end of quarter	118,600	$13.31

Note 9. Supply Chain Transaction and Long-Term Supply Agreement with Turf Care Supply Corp.: Effective October 1, 2005, the Company sold substantially all its manufacturing and distribution facilities along with related working capital to TCS for $34 million. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers.
     Concurrently with the sale, the Company entered into a long-term supply agreement with TCS pursuant to which TCS manufactures or sources for LESCO substantially all consumable goods sold by the Company. For the second quarter and the first six months ended June 30, 2006, consumable goods constituted approximately 85% and 84%, respectively, of the Company’s consolidated net sales.

Note 10. Detail of Certain Balance Sheets Accounts

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Other current assets:
Other prepaids	$921	$1,878	$962
Prepaid insurance	356	449	1,424
Notes receivable	187	187	187
Assets held for sale	100	32	94

	$1,564	$2,546	$2,667

Other non-current assets:
Notes receivable	$319	$466	$302
Store deposits	530	532	532
Miscellaneous deposits	39	43	70
Other prepaids	—	114	—

	$888	$1,155	$904

Accounts payable:
Accounts payable to TCS	$62,575	$—	$43,702
Accounts payable — other trade	15,809	75,904	12,878
Overdraft balances	5,613	12,606	4,801

	$83,997	$88,510	$61,381

Accrued liabilities:
Accrued non-income taxes	$2,513	$3,729	$3,314
Commissions and management bonuses	2,780	2,337	5,707
Salaries and wages	424	2,531	358
Insurance — hospitalization and workers’ compensation	2,289	2,662	2,771
Asset rationalization	1,534	300	2,129
Insurance — property and casualty	1,888	902	2,430
Severance	560	348	840
Customer rebates	2,701	2,352	3,433
Other	3,100	3,676	3,594

	$17,789	$18,837	$24,576

Deferred — other:
Rent	$1,086	$904	$931
Other	921	900	1,235

	$2,007	$1,804	$2,166

Note 11. Detail of Certain Statements of Operations Accounts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net sales:
Gross sales	$183,750	$192,169	$284,581	$291,980
Freight revenue	345	446	578	610
Agency sales, customer discounts and rebates, and sales adjustments	(2,145)	(2,414)	(3,371)	(4,335)

	$181,950	$190,201	$281,788	$288,255

Merchant discounts and provisions for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(745)	$(682)	$(1,085)	$(982)
Private-label business credit programs	(2,157)	(2,451)	(3,394)	(3,855)
Private-label promotional discounts	150	(505)	(674)	(792)
Provision for doubtful accounts	(260)	(41)	(96)	(71)
Customer finance revenue	86	68	185	152
Other	(585)	(192)	(1,053)	(305)

	$(3,511)	$(3,803)	$(6,117)	$(5,853)

Note 12. Subsequent Event
On July 26, 2006, the Company was awarded approximately $563,000 after successfully arbitrating its claim that a third-party storage facility negligently failed to prevent damage to several thousand tons of the Company’s urea and sulfur-coated urea during a September 2004 flood. The amount of the award represents actual damages, prejudgment interest, and costs of the proceedings. The award is binding on both parties and must be paid by August 26, 2006. Net of costs incurred for legal and professional services, the Company expects to record income of approximately $450,000 in the third quarter related to this award.

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
     We track our customers through two customer sectors: Lawn Care and Landscape and Golf.
     Gross sales for these sectors for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Lawn Care and Landscape	$148.1	$151.2	$233.5	$233.3
Golf	35.7	41.0	51.1	58.7

	$183.8	$192.2	$284.6	$292.0

     Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as customer relationship management and distribution to the sectors is vastly different and their growth prospects vary significantly.
     Our Lawn Care and Landscape sector includes all non-golf related customers and is dominated by larger, regional lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 323 Service Centers and direct sales associates with products specifically targeted to the Lawn Care and Landscape sector. We estimate the market for our consumable Lawn Care and Landscape products at $6.0 billion, of which $2.8 billion is in the professional sector and $3.2 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to exceed 7% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to contract lawn care professionals, due to time or ability constraints, coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.
     The golf industry is a smaller market estimated at $1.4 billion and is not expected to grow significantly during the near future. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Furthermore, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. In addition to these external factors impacting the golf customer sector, the Company has lost market share in this sector as a result of the elimination of its direct sales representative organization in the first half of 2005. Although the 114 Stores-on-Wheels vehicles that currently service the golf industry have maintained and/or developed certain customer relationships, the direct sales representative is an important asset to cultivate customer loyalty with their expansive product knowledge and personalized customer service. In July 2006, the Company announced its intention to identify key markets for immediate re-establishment of the direct sales organization. Based on this decision and action plan, we believe our ability to re-capture market share in this industry is significant over the long-term.

BUSINESS SEGMENT RESULTS OF OPERATIONS
     Concurrently with the sale to TCS, LESCO revised its segment reporting and now manages the business utilizing two business segments – Stores and Direct, which are supplemented by Corporate support functions.
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
Segment Income Statement

	Three Months Ended June 30,
	Stores		Direct		Corporate		Total
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$167,371	$165,033	$14,579	$25,168	$—	$—	$181,950	$190,201
Direct cost of product (including distribution costs)	(114,694)	(109,696)	(11,295)	(19,217)	—	—	(125,989)	(128,913)
% to Net Sales	(68.5)%	(66.5)%	(77.5)%	(76.3)%			(69.2)%	(67.8)%
Indirect supply chain costs	(11,056)	(7,832)	(1,254)	(2,540)	—	—	(12,310)	(10,372)
% to Net Sales	(6.6)%	(4.7)%	(8.6)%	(10.1)%			(6.8)%	(5.4)%

Gross profit on sales	41,621	47,505	2,030	3,411	—	—	43,651	50,916
% to Net Sales	24.9%	28.8%	13.9%	13.6%			24.0%	26.8%
Selling expense	(22,726)	(20,583)	(1,266)	(1,807)	(2,943)	(3,200)	(26,935)	(25,590)
% to Net Sales	(13.6)%	(12.5)%	(8.7)%	(7.2)%			(14.8)%	(13.5)%
Merchant discounts and provision for doubtful accounts	(3,003)	(2,611)	(508)	(536)	—	(656)	(3,511)	(3,803)
% to Net Sales	(1.8)%	(1.6)%	(3.5)%	(2.1)%			(1.9)%	(2.0)%
Pre-opening expense	—	—	—	—	(521)	(533)	(521)	(533)
% to Net Sales	—	—	—	—			(0.3)%	(0.3)%
General & administrative expense	—	—	—	—	(3,961)	(4,935)	(3,961)	(4,935)
% to Net Sales	—	—	—	—			(2.2)%	(2.6)%
Vendor contract termination	—	—	—	—	—	(464)	—	(464)
% to Net Sales	—	—	—	—			—%	(0.2)%
Other income, net	—	—	—	—	2	283	2	283
% to Net Sales	—	—	—	—			0.0%	0.1%

Earnings (loss) before interest and taxes	$15,892	$24,311	$256	$1,068	$(7,423)	$(9,505)	$8,725	$15,874

% to Net Sales	9.5%	14.7%	1.8%	4.2%			4.8%	8.3%
Interest income (expense), net							175	(124)
% to Net Sales							0.1%	(0.1)%

Earnings before taxes							8,900	15,750
% to Net Sales							4.9%	8.3%
Income tax provision							—	—
% to Net Sales							—%	—%

Net income							$8,900	$15,750

% to Net Sales							4.9%	8.3%

	Six Months Ended June 30,
	Stores		Direct		Corporate		Total
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$251,567	$241,093	$30,221	$47,162	$—	$—	$281,788	$288,255
Direct cost of product (including distribution costs)	(172,882)	(162,955)	(23,284)	(35,637)	—	—	(196,166)	(198,592)
% to Net Sales	(68.7)%	(67.6)%	(77.0)%	(75.6)%			(69.6)%	(68.9)%
Indirect supply chain costs	(16,477)	(10,673)	(1,563)	(4,722)	—	—	(18,040)	(15,395)
% to Net Sales	(6.6)%	(4.4)%	(5.2)%	(10.0)%			(6.4)%	(5.3)%

Gross profit on sales	62,208	67,465	5,374	6,803	—	—	67,582	74,268
% to Net Sales	24.7%	28.0%	17.8%	14.4%			24.0%	25.8%
Selling expense	(43,859)	(38,888)	(2,692)	(5,324)	(5,597)	(6,534)	(52,148)	(50,746)
% to Net Sales	(17.4)%	(16.1)%	(8.9)%	(11.3)%			(18.5)%	(17.6)%
Merchant discounts and provision for doubtful accounts	(4,655)	(3,659)	(986)	(1,193)	(476)	(1,001)	(6,117)	(5,853)
% to Net Sales	(1.9)%	(1.5)%	(3.3)%	(2.5)%			(2.2)%	(2.0)%
Pre-opening expense	—	—	—	—	(810)	(730)	(810)	(730)
% to Net Sales	—	—	—	—			(0.3)%	(0.3)%
General & administrative expense	—	—	—	—	(10,360)	(11,318)	(10,360)	(11,318)
% to Net Sales	—	—	—	—			(3.7)%	(3.9)%
Vendor contract termination	—	—	—	—	—	(464)	—	(464)
% to Net Sales	—	—	—	—			—%	(0.2)%
Other income, net	—	—	—	—	137	361	137	361
% to Net Sales	—	—	—	—			0.0%	0.1%

Earnings (loss) before interest and taxes	$13,694	$24,918	$1,696	$286	$(17,106)	$(19,686)	$(1,716)	$5,518

% to Net Sales	5.4%	10.3%	5.6%	0.6%			(0.6)%	1.9%
Interest income (expense), net							2	(441)
% to Net Sales							0.0%	(0.2)%

(Loss) earnings before taxes							(1,714)	5,077
% to Net Sales							(0.6)%	1.8%
Income tax provision							—	—
% to Net Sales							—%	—%

Net (loss) earnings							$(1,714)	$5,077

% to Net Sales							(0.6)%	1.8%
Sales by Customer Sector and Transacting Selling Locations
     The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended June 30,
	2006			2005			% Change
(Dollars in millions)	Stores Segment	Direct Segment	Total	Stores Segment	Direct Segment	Total	Stores Segment	Direct Segment	Total
Lawn care and landscape	$134.1	$14.0	$148.1	$128.3	$22.9	$151.2	4.5%	(38.9)%	(2.1)%
Golf	35.0	0.7	35.7	38.2	2.8	41.0	(8.4)	(75.0)	(12.9)

Gross sales	169.1	14.7	183.8	166.5	25.7	192.2	1.6	(42.8)	(4.4)
Net sales adjustments (a)	(1.7)	(0.1)	(1.8)	(1.5)	(0.5)	(2.0)	(13.3)	80.0	10.0

Net sales	$167.4	$14.6	$182.0	$165.0	$25.2	$190.2	1.5%	(42.1)%	(4.3)%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.

	Six Months Ended June 30,
	2006			2005			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
(Dollars in millions)	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total
Lawn care and landscape	$204.4	$29.1	$233.5	$192.1	$41.2	$233.3	6.4%	(29.4)%	0.1%
Golf	49.8	1.3	51.1	52.1	6.6	58.7	(4.4)	(80.3)	(12.9)

Gross sales	254.2	30.4	284.6	244.2	47.8	292.0	4.1	(36.4)	(2.5)
Net sales adjustments (a)	(2.6)	(0.2)	(2.8)	(3.1)	(0.6)	(3.7)	16.1	66.7	24.3

Net sales	$251.6	$30.2	$281.8	$241.1	$47.2	$288.3	4.4%	(36.0)%	(2.3)%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.
Stores Segment
     Our Stores Segment is composed of the operating results of our Service Centers and Stores-on-Wheels vehicles along with the costs of operation of our field management organization. We maintain Four-Wall P&Ls for each Service Center and Stores-on-Wheels vehicle. These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, in-bound freight to selling locations and out-bound freight to customers) necessary to operate the individual selling locations. The Stores Segment operating results reflect the aggregate Four-Wall P&Ls of Service Center and Stores-on-Wheels selling locations adjusted for vendor and customer rebates, sales commission expense, warehouse and distribution costs, and merchant discounts and other income and expense items not directly charged to the Four-Wall P&Ls.
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended June 30,
	2006			2005				% Change
		Stores			Stores
	Service	on		Service	on			Service	Stores on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Other	Total	Centers	Wheels	Other	Total
Lawn care and landscape	$133.4	$0.7	$134.1	$127.5	$0.8	$—	$128.3	4.6%	(12.5)%	—%	4.5%
Golf	13.4	21.6	35.0	15.5	22.7	—	38.2	(13.5)	(4.8)	—	(8.4)

Gross sales	146.8	22.3	169.1	143.0	23.5	—	166.5	2.7	(5.1)	—	1.6
Net sales adjustments	(1.1)	(0.6)	(1.7)	(0.9)	(0.6)	—	(1.5)	(22.2)	—	—	(13.3)

Net sales	$145.7	$21.7	$167.4	$142.1	$22.9	$—	$165.0	2.5%	(5.2)%	—%	1.5%

	Six Months Ended June 30,
	2006			2005				% Change
		Stores			Stores				Stores
	Service	on		Service	on			Service	on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Other	Total	Centers	Wheels	Other	Total
Lawn care and landscape	$203.1	$1.3	$204.4	$190.2	$1.0	$0.9	$192.1	6.8%	30.0%	(100.0)%	6.4%
Golf	19.3	30.5	49.8	21.9	30.0	0.2	52.1	(11.9)	1.7	(100.0)	(4.4)

Gross sales	222.4	31.8	254.2	212.1	31.0	1.1	244.2	4.9	2.6	(100.0)	4.1
Net sales adjustments	(1.4)	(1.2)	(2.6)	(2.0)	(1.1)	—	(3.1)	30.0	(9.1)	0.0	16.1

Net sales	$221.0	$30.6	$251.6	$210.1	$29.9	$1.1	$241.1	5.2%	2.3%	(100.0)%	4.4%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and rebates.
     Service Centers: Service Center gross sales reflect sales transacted through our 323 Service Centers in operation as of June 30, 2006, including 13 new Service Centers opened during the second quarter of 2006. The total net sales increase of 2.5% in second quarter 2006 reflects a same-store (defined as stores opened prior to 2005) decline of 3.8% and growth of 6.3% from new 2005 and 2006 Service Center sales of $9.8 million. Comparing the second quarter of 2006 to the comparable period of 2005, sales of control products and equipment were down a combined 3.1%; however, sales of seed, combination products, and fertilizers grew a combined 9.5%. The direct sales representative organization was disbanded in the first half of 2005; sales transacted in the second quarter of 2006 at Service Centers by customers previously supported by a direct sales representative declined quarter-over-quarter $1.4 million.

     For the first six months, Service Center sales expanded 5.2%, including a decline of 0.8% in same-store sales offset by a 6.0% sales increase, or $12.5 million, from Service Centers opened in 2005 and 2006. The product categories of seed, combination products, and fertilizer provided the vast majority of the sales increase for the first half of 2006 compared to the same period in 2005, partially offset by weaker sales in the equipment and ice melt categories. Sales transacted at Service Centers to customers previously supported by a direct sales representative declined $3.3 million in the first six months of 2006 compared to the first six months of 2005. In 2006, we plan to add up to 40 new Service Centers to our 2005 store base. Below is a summary of 2006 and 2005 Service Center net sales by period opened:

	Three Months Ended June 30,
			Variance
(Dollars in millions)	2006	2005	Dollars	%
Stores opened:
Prior to 2003	$118.7	$125.1	$(6.4)	(5.1)%
2003	7.6	7.6	—	—
2004	9.6	8.6	1.0	11.6

Comparative stores	135.9	141.3	(5.4)	(3.8)
2005	8.2	0.8	7.4	925.0
2006	1.6	—	1.6	100.0

Total	$145.7	$142.1	$3.6	2.5%

	Six Months Ended June 30,
			Variance
(Dollars in millions)	2006	2005	Dollars	%
Stores opened:
Prior to 2003	$182.4	$186.1	$(3.7)	(2.0)%
2003	11.3	11.2	0.1	0.9
2004	13.9	11.9	2.0	16.8

Comparative stores	207.6	209.2	(1.6)	(0.8)
2005	11.6	0.9	10.7	1,188.9
2006	1.8	—	1.8	100.0

Total	$221.0	$210.1	$10.9	5.2%

     Stores-on-Wheels: Stores-on-Wheels gross sales for the quarter reflect sales transacted through our 114 Stores-on-Wheels vehicles in operation as of June 30, 2006, including three new vehicles placed into service during first quarter of 2006, for a total of 16 openings since first quarter of 2005. The total net sales decrease of 5.2% in second quarter 2006 was predominantly driven by the loss in sales to customers supported by direct sales representatives, partially offset by the incremental quarter-over-quarter units. The total net sales increase of 2.3% in the first six months of 2006 compared to the same period in 2005 was due to the 16 incremental units. The vast majority of these incremental Stores-on-Wheels vehicles were added in markets where LESCO already had a presence through an existing Stores-on-Wheels unit or a previous direct sales representative. Both the second quarter and first six months 2006 sales have experienced weaker control product sales versus 2005, partially offset by growth in the seed product category versus 2005 sales.
     Other: Included in the 2005 sales results are corporate-originated sales of product, including that for product damaged in third-party storage facilities.
     Net sales adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sales adjustments, freight revenue (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates increased $0.2 million in the second quarter of 2006 compared to the same period in 2005, mainly attributable to a reduction in freight revenue. These adjustments decreased $0.5 million in the first six months of 2006, versus 2005, primarily due to a year-over-year reduction of customer rebates earned.

Gross Profit on Sales:
     The Stores Segment gross profit as a percentage of net sales for the second quarter and six months ended June 30, 2006, decreased compared to the same periods in 2005. The following table summarizes the costs of goods sold and correlating gross profit on sales for 2006 and 2005:

	Three Months Ended June 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$167.4	$165.0	$2.4

Direct cost of product (including distribution costs)	$(114.7)	$(109.7)	$(5.0)
% of Net Sales	(68.5)%	(66.5)%	(2.0)%

Indirect supply chain costs	$(11.1)	$(7.8)	$(3.3)
% of Net Sales	(6.6)%	(4.7)%	(1.9)%

Gross Profit	$41.6	$47.5	$(5.9)
% of Net Sales	24.9%	28.8%	(3.9)%

	Six Months Ended June 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$251.6	$241.1	$10.5

Direct cost of product (including distribution costs)	$(172.9)	$(162.9)	$(10.0)
% of Net Sales	(68.7)%	(67.6)%	(1.2)%

Indirect supply chain costs	$(16.5)	$(10.7)	$(5.8)
% of Net Sales	(6.6)%	(4.4)%	(2.1)%

Gross Profit	$62.2	$67.5	$(5.3)
% of Net Sales	24.7%	28.0%	(3.3)%
     Direct cost of product (including distribution costs): Direct cost of product includes, but is not limited to, the purchase price of merchandise sold, freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers, inventory shrink and markdown costs sustained during operations, and vendor rebates obtained upon achievement of contractual purchase volumes. For the second quarter and first six months of 2006, direct cost of product sold as a percent of net sales has increased by 200 basis points and 120 basis points, respectively. This increase is primarily due to an approximate 33% year-over-year comparative price increase for urea and increased fuel surcharges. Urea is used as the nitrogen source for blended fertilizers and combination products. Urea can represent approximately 8% to 10% of our cost of sales. Urea is a second derivative of natural gas and its cost fluctuates with the cost of natural gas. For 2006 and 2005, we entered into annual contracts with our urea supplier to fix the cost of a majority of our urea needs at a price designed to reflect the prevailing market rate. In 2006, however, the current market rate has dropped approximately 19% below our contracted rate, creating competitive retail pricing pressures, thus further reducing the gross profit earned on sales. Fuel surcharges, included in our freight expenses, have nearly doubled on a year-over-year basis.
     Indirect supply chain costs: In 2005, indirect supply chain costs was comprised of the warehouse operations costs and warehouse-to-warehouse product transportation costs incurred by the Company for manufacturing and supply chain activities. In 2006, these costs are augmented for the general and administrative expenses and profit contribution paid to TCS due to the outsourcing of the manufacturing and distribution functions. The majority of the indirect supply chain costs are relatively fixed expenses. The indirect supply chain costs are allocated to the operating segments based on the cost of product sold; consequently, the Stores Segment received a higher allocation due to its higher percentage of total cost of product sold in the second quarter and first six months of 2006 than in the comparable periods of 2005.

     As a measure of the productivity of our significant investment in real estate and inventory, the Company utilizes a non-GAAP measure to analyzes the gross profit on sales per square foot of rental space for each of the Service Center classes. This measure is calculated by dividing gross profit on sales, excluding indirect supply chain costs, for each Service Center class by its respective leased square footage. The following table illustrates the movement in this metric with respect to each class on a year-over-year basis:
Gross Profit per Square Foot of Service Centers

	Six Months Ended June 30,
	2006		2005
		Gross Profit per		Gross Profit per
	# of Stores	Square Foot	# of Stores	Square Foot
Class of 2006	19	$2.99	—	$—
Class of 2005	31	$18.25	11	$2.94
Class of 2004	27	$23.44	27	$21.14
Class of 2003	21	$29.83	21	$29.79
Prior to 2003	225	$44.30	227	$47.47
Total per square foot leased		$36.34		$41.74
     The decrease of $5.40 per square foot leased on a year-over-year basis is the result of: (1) lower gross profit productivity in the stores opened in 2005 and 2006, as these stores added over 295,000 square feet of rental space to our real estate portfolio and have not achieved a mature level of operating results; (2) loss of sales and related gross profit in the first six months of 2006 from customers supported by a direct sales representative in the first six months of 2005; and (3) sales and corresponding gross profit cannibalization of existing Service Centers by newer stores. As the Company continues to increase its Service Center footprint in existing markets, the ‘Prior to 2003’ gross profit on sales per square foot metric initially will decrease due to sales transfers to new locations. The estimated impact on this metric with respect to ‘Prior to 2003’ is a near-term reduction of approximately 5%.
Selling Expense:
     Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels vehicles, and field management. The quarter-over-quarter increase of $2.1 million, or 1.1% of net sales, to $22.7 million, or 13.6% of net sales, in the second quarter 2006 is driven by $1.7 million of additional expense for new Service Centers and $0.2 million for the 16 incremental Stores-on-Wheels units. Additional cost increases, on a quarter-over-quarter basis, were incurred for the expansion of the field management team to enhance the structure to support future store growth.
     For the first six months of 2006, approximately $4.4 million of the $5.0 million year-over-year increase is due to incremental operating costs for the Service Centers and Stores-on-Wheel vehicles opened in 2006 and 2005. The majority of the remaining increase is due to field team management enhancements as a foundation for additional store growth.
Merchant Discounts and Provision for Doubtful Accounts:
     As a percentage of net sales, merchant discounts increased 20 basis points in the second quarter of 2006 compared to the second quarter of 2005. For the second quarter of 2006, total merchant discount, including GEBCS, for regular payment terms was 1.8% of net sales. In the second quarter of 2005, discount expense for regular payment terms was 1.6% of net sales. The increased cost on a quarter-over-quarter basis is the result of higher discount rates corresponding to rising interest rates and greater customer usage of higher-cost national bank cards.
     For the first six months of 2006, merchant discounts increased 40 basis points year-over-year as regular payment terms were 1.9% of net sales compared to 1.5% of net sales in the same period of 2005. The deleveraging effect in 2006 is a result of higher discount rates, customers’ shift to national bank cards, and increased write-offs of customer accounts, service fees, and /or late charges.

(Loss) Earnings before Interest and Taxes:
     By the end of the second quarter 2006, the Company had increased its Service Center base by 13%, adding a net 38 Service Centers to its base of 285 stores at June 30, 2005. Management views new Service Centers as a significant means to leverage our cost base and grow earnings consistently over the long term. The Company currently plans to open up to a total of 40 new Service Centers in 2006. Below are the operating results for 2006 compared to 2005 for all Service Centers opened during 2003, 2004, 2005, and the first six months of 2006:

	Three Months Ended June 30, 2006
	Class of 2006	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(19 Stores)	(31 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$1,632	$8,147	$9,643	$7,576	$26,998
Direct cost of product (including distribution costs)	(1,280)	(5,548)	(6,545)	(5,127)	(18,500)

Gross profit on sales	352	2,599	3,098	2,449	8,498
Selling expense	(637)	(1,551)	(1,387)	(1,022)	(4,597)
Merchant discount expense	(18)	(135)	(165)	(135)	(453)

(Loss) earnings before interest and taxes	$(303)	$913	$1,546	$1,292	$3,448

	Three Months Ended June 30, 2005
	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(11 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$822	$8,562	$7,594	$16,978
Direct cost of product (including distribution costs)	(635)	(5,936)	(5,309)	(11,880)

Gross profit on sales	187	2,626	2,285	5,098
Selling expense	(509)	(1,340)	(1,122)	(2,971)
Merchant discount expense	(14)	(135)	(121)	(270)

(Loss) earnings before interest and taxes	$(336)	$1,151	$1,042	$1,857

	Six Months Ended June 30, 2006
	Class of 2006	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(19 Stores)	(31 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$1,802	$11,622	$13,894	$11,318	$38,636
Direct cost of product (including distribution costs)	(1,461)	(8,311)	(9,927)	(7,977)	(27,676)

Gross profit on sales	341	3,311	3,967	3,341	10,960
Selling expense	(831)	(3,077)	(2,757)	(1,977)	(8,642)
Merchant discount expense	(22)	(191)	(266)	(210)	(689)

(Loss) earnings before interest and taxes	$(512)	$43	$944	$1,154	$1,629

	Six Months Ended June 30, 2005
	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(11 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$862	$11,953	$11,205	$24,020
Direct cost of product (including distribution costs)	(669)	(8,472)	(7,954)	(17,095)

Gross profit on sales	193	3,481	3,251	6,925
Selling expense	(583)	(2,652)	(2,160)	(5,395)
Merchant discount expense	(15)	(175)	(174)	(364)

(Loss) earnings before interest and taxes	$(405)	$654	$917	$1,166

     As a result of the foregoing factors, including decreased sales and gross profit from the disbandment of the direct sales representative organization in 2005, the deleveraging of direct and indirect supply chain costs, and the operating results of the new Service Centers and Stores-on-Wheels vehicles opened in 2006 and 2005, the Stores Segment had earnings before interest and taxes of $15.9 million in the second quarter 2006 versus earnings before interest and taxes of $24.3 million for the same period in 2005. For the first six months of 2006, the above factors resulted in earnings before interest and taxes of $13.7 million compared to earnings before interest and taxes of $24.9 million in 2005. See management’s discussion regarding the use of EBIT on page 16.
Direct Segment
     The Direct Segment consists of direct (non-store) sales to national account customers, including large retailer accounts, along with the operations of the Company’s direct sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.
Sales:
     The following table provides supplemental detail of sales by customer sector:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Lawn care and landscape	$14.0	$22.9	(38.9)%	$29.1	$41.2	(29.4)%
Golf	0.7	2.8	(75.0)	1.3	6.6	(80.3)

Gross sales	14.7	25.7	(42.8)	30.4	47.8	(36.4)
Net sales adjustments(a)	(0.1)	(0.5)	(80.0)	(0.2)	(0.6)	(66.7)

Direct Segment net sales	$14.6	$25.2	(42.1)%	$30.2	$47.2	(36.0)%

(a)   Net sales adjustments include freight revenue reduced by customer discounts and customer rebates.

     Direct Segment: All gross sales reflect sales transacted as direct sales (non-store) with our national account customers, including large retailer accounts, along with the operations of direct sales representatives through our direct sales programs. The decrease of 42.1% in the second quarter 2006 compared to the same period in 2005 is primarily attributable to: (1) the quarter-over-quarter decline of 75.0% in sales to customers in the golf industry, reflecting the effect of our decision in the first half of 2005 to eliminate the direct sales representatives program; (2) the 19.0% decline quarter-over-quarter in large-customer sales that accelerated into the first quarter of 2006 coinciding with favorable weather conditions; and (3) a $6.5 million decrease in net sales for the second quarter of 2006 compared to the same period of 2005 due to competitive pricing pressure in the fertilizer product category and the replacement of a branded, combination and control product line assortment that has high brand awareness to customers in the turf care industry.
     For the first six months of 2006, sales decreased 36.0% compared to the first six months of 2005, primarily attributable to the 80.3% decrease in golf customer sales driven by the elimination of the direct sales representative organization and the $9.4 million decrease for the aforementioned competitive pricing and product assortment pressures.
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
     Net sales adjustments: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates, are combined and reported as net sales adjustments. Net sales adjustments were $0.1 million in the second quarter of 2006 versus $0.5 million in the same period of 2005. For the first six months, net sales adjustments were $0.2 million and $0.6 million for 2006 and 2005, respectively. The quarter-over-quarter and year-over-year reduction of $0.4 million was driven by a decline in the amount of customer rebates corresponding to a decrease in eligible sales.
Gross Profit on Sales:
     The Direct Segment gross profit as a percentage of net sales for the second quarter and six months ended June 30, 2006, improved compared to the same periods in 2005. The following table summarizes the costs of goods sold and correlating gross profit on sales for 2006 and 2005:

	Three Months Ended June 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$14.6	$25.2	$(10.6)

Direct cost of product (including distribution costs)	$(11.3)	$(19.2)	$7.9
% of Net Sales	(77.5)%	(76.3)%	(1.2)%

Indirect supply chain costs	$(1.3)	$(2.5)	$1.3
% of Net Sales	(8.6)%	(10.1)%	1.5%

Gross Profit	$2.0	$3.4	$(1.4)
% of Net Sales	13.9%	13.6%	0.3%

	Six Months Ended June 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$30.2	$47.2	$(16.9)

Direct cost of product (including distribution costs)	$(23.3)	$(35.6)	$12.4
% of Net Sales	(77.0)%	(75.6)%	(1.5)%

Indirect supply chain costs	$(1.6)	$(4.7)	$3.2
% of Net Sales	(5.2)%	(10.0)%	4.9%

Gross Profit	$5.4	$6.8	$(1.4)
% of Net Sales	17.8%	14.4%	3.4%

     Direct cost of product (including distribution costs): Direct cost of product includes, but is not limited to, the purchase price of merchandise sold, freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers, inventory shrink and markdown costs sustained during operations, and vendor rebates obtained upon achievement of contractual purchase volumes. For the second quarter and first six months of 2006, direct cost of product sold as a percent of net sales increased by 120 basis points and 150 basis points, respectively. This increase is primarily due to the aforementioned comparative material price increase, retail pricing pressures related to urea, and increased fuel surcharges.
     Indirect supply chain costs: In 2005, indirect supply chain costs was comprised of the warehouse operations costs and warehouse-to-warehouse product transportation costs incurred by the Company for manufacturing and supply chain activities. In 2006, these costs are augmented for the general and administrative expenses and profit contribution paid to TCS due to the outsourcing of the manufacturing and distribution functions. The majority of the indirect supply chain costs are relatively fixed expenses. Based on the indirect supply chain allocation methodology, the Direct Segment received a lower allocation proportional to its decline in cost of product sold in the second quarter and first six months of 2006 than in the same periods of 2005.
Selling Expense:
     Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In the second quarter 2006, selling expense declined $0.5 million to $1.3 million, or 8.7% of net sales, from $1.8 million, or 7.2% of net sales, for the comparable period in 2005. For the first six months of 2006, selling expense was $2.7 million, or 8.9% of net sales, compared to $5.3 million, or 11.3% of net sales, in the same period of 2005. The decrease on both a quarter-over-quarter and year-over-year basis is mainly a result of the disbandment of the direct sales representative organization in the first half of 2005.
Merchant Discounts and Provision for Doubtful Accounts:
     In the second quarter 2006, merchant discounts were flat at $0.5 million compared to the second quarter of 2005, but increased 140 basis points to 3.5% of net sales. The merchant discounts expense includes fees incurred for regular payment terms and a $0.2 million write-off of service charges and late fees as an accommodation to customers. Merchant discounts decreased $0.2 million in the first six months of 2006 to $1.0 million, or 3.3% of net sales, versus $1.2 million, or 2.5% of net sales, for the like period of 2005. The 80 basis point increase year-over-year is due to customer account, service charges, and late fee write-off activity.
Earnings before Interest and Taxes:
     As a result of the elimination of direct sales representatives, competitive pricing and product assortment challenges, reduced allocation of indirect supply chain costs, and customer account write-off activity, the Direct Segment had earnings before interest and taxes of $0.3 million and $1.1 million in the second quarters of 2006 and 2005, respectively. These operating factors, most significant being the reduction in selling expense in 2006 due to the elimination of the direct sales representatives, resulted in earnings before interest and taxes of $1.7 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. See management’s discussion regarding the use of EBIT on page 16.
Corporate
     The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, general and administrative expenses, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
Selling Expense:
     Corporate selling expense, composed of customer service, bids processing, product registration and merchandising and marketing expenses, declined $0.3 million to $2.9 million in the second quarter of 2006 from $3.2 million in the same period of 2005. For the first six months of 2006, Corporate selling expense was $5.6 million compared to $6.5 million in the same period of 2005. The majority of the decrease on a quarter-over-quarter and year-over-year basis is the effect of the Company’s outsourcing of certain merchandise and purchasing functions to TCS, resulting in payroll and related benefit cost reductions.
Merchant Discounts and Provision for Doubtful Accounts:
     In the second quarter 2006, there was no net merchant discounts expense compared to $0.7 million in the same period in 2005. Second quarter 2006 merchant discounts expense reflects a $0.5 million reimbursement of previously billed and paid promotional discount fees incurred for the extension of customer payment terms, net of certain customer service charges. An additional $0.3 million net provision for doubtful accounts was recorded in the second quarter of 2006 due to the aging of larger, international customer accounts receivable. In the second quarter of 2006, promotional discount terms, exclusive of the aforementioned reimbursement, were 0.2% of consolidated net sales compared to 0.3 % for the same period in 2005.
     For the first six months of 2006, merchant discounts and provision for doubtful accounts was $0.5 million compared to $1.0 million in the same period of 2005. The net increase to the provision for doubtful accounts is $0.1 million over the previous year comparable period in both 2006 and 2005. The $0.5 million year-over-year decrease is due to the net reimbursement of over-paid promotional discount fees.
Pre-Opening Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Pre-opening expense	$0.5	$0.5	$—	$0.8	$0.7	$0.1

Number of Service Centers opened during the period	13	10	3	19	11	8
     Pre-opening expense, which consists primarily of real estate broker and legal fees, grand opening advertising, payroll, supplies, distribution, rent, and storage costs, is expensed as incurred and, thus, some costs were incurred in the second quarters of both 2006 and 2005 for stores expected to open in the subsequent quarters of each respective year.
General and Administrative Expense:
     In the second quarter of 2006, general and administrative expense decreased $0.9 million to $4.0 million from $4.9 million in the comparable period of 2005. The decrease is a result of reduced associate headcount and the related payroll and corresponding benefit expenses as well as a $0.6 million sales and use tax reserve reversal upon the final appeal and settlement of a prior period state tax assessment.
     General and administrative expense incurred for the first six months of 2006 and 2005 was $10.4 million and $11.3 million, respectively. The year-over-year favorable payroll, associate payroll benefits, and sales and use tax reserve expenses were partially offset by severance costs recorded in the first quarter of 2006 related to the departure of two Company executives.
Vendor Contract Termination:
     In the second quarter of 2005, the Company and KPAC Holdings, Inc. reached a settlement through a court-appointed mediator to terminate the supply contract between the two parties. The settlement required the Company to make a cash payment of $0.5 million in excess of an accrual established in 2004.
Other Income/(Expense):
     The $0.3 million decrease in other income in the second quarter of 2006 compared to second quarter of 2005 is primarily due to the $0.2 million gain in 2005 on sale of property in Wellington, Ohio, that was no longer used in operating the business. For the first six months of 2006, other income declined to $0.1 million from $0.4 million in the same period of 2005. The decrease is a result of the 2005 gain on sale of assets combined with decreased discounts earned on vendor payment terms corresponding to the outsourcing of our supply chain and manufacturing activities.
Interest Income (Expense):
     In the second quarter of 2006, the Company recorded net interest income of $0.2 million versus net interest expense of $0.1 million in the comparable period of 2005. The Company repaid the first quarter borrowings early in the quarter and drew no further proceeds from the revolver during the second quarter of 2006. The average debt during the second quarter of 2005 was $1.0 million. On a year-over-year basis for the first six months ended June 30, net interest expense decreased $0.4 million in 2006 due to reduced borrowings.

Income Taxes and Net Earnings (Loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data)	2006	2005	Change	2006	2005	Change
Earnings (loss) before income taxes	$8.9	$15.8	$(6.9)	$(1.7)	$5.1	$(6.8)
Income tax (provision) benefit:
Current	—	—	—	—	—	—
Deferred	(3.1)	(4.3)	1.2	1.2	(0.8)	2.0
Change in valuation allowance	3.1	4.3	(1.2)	(1.2)	0.8	(2.0)

	—	—	—	—	—	—

Net income (loss)	$8.9	$15.8	$(6.9)	$(1.7)	$5.1	$(6.8)

Earnings (loss) per common share:
Diluted	$0.95	$1.71		$(0.19)	$0.55

Basic	$0.97	$1.77		$(0.19)	$0.57

     As a result of the foregoing factors, including, but not limited to, the elimination of the direct sales organization in 2005, the fourth quarter 2005 supply chain transaction, the operating results of new Service Centers opened in 2005 and 2006 as well as the addition of 16 Store-on-Wheels vehicles, the Company had pre-tax earnings and net income of $8.9 million, or $0.95 per diluted share, in the second quarter 2006 compared to pre-tax earnings and net income of $15.8 million, or $1.71 per diluted share, in the same period 2005. For the first six months of 2006, the Company had a pre-tax loss and a net loss of $1.7 million, or $0.19 per diluted share, compared to pre-tax earnings and net income of $2.1 million, or $0.55 per diluted share, in 2005. The second quarter and first six months results for 2005 were reduced $0.03 per diluted share for the settlement of the vendor termination claim.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS 109), the Company has established a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO decreased its valuation allowance $3.1 million and $4.3 million in the second quarter of 2006 and 2005, respectively. For the first six months of 2006 and 2005, the Company increased its valuation allowance $1.2 million and decreased the allowance $0.8 million, respectively.
     If the Company did not receive the benefit of the reduction of the valuation allowance for its deferred tax assets, it would have recognized a tax expense of $3.1 million, $4.3 million, and $0.8 million for the second quarter 2006, second quarter 2005, and first six months of 2005, respectively, thus reducing the diluted earnings per share approximately $0.32, $0.47, and $0.08, respectively. For the first six months of 2006, the Company would have recognized a tax benefit of $1.2 million and a corresponding increase of approximately $0.14 per diluted share.
LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statements of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	Six Months Ended June 30,
(Dollars in millions)	2006	2005
Cash used in operations	$(2.6)	$(1.4)
Cash used in investing activities	(1.2)	(2.4)
Cash provided by financing activities	2.6	4.2

(Decrease) increase in cash and cash equivalents	$(1.2)	$0.4

     Accounts payable leverage is summarized as follows:

	June 30,		December 31,
(Dollars in millions)	2006	2005	2005
Accounts payable	$84.0	$88.5	$61.4

Inventory	$101.5	$133.9	$80.3

Accounts payable leverage	82.8%	66.1%	76.5%

     Capital Expenditures: Our 2006 capital expenditures can be summarized as follows:

	Six Months Ended June 30,
(Dollars in millions)	2006	2005
Stores
New	$0.8	$0.8
Other	0.1	1.4
Manufacturing facilities	—	0.3
Corporate systems	0.3	0.2

	$1.2	$2.7

     We expect to focus our future capital expenditures primarily on Service Centers. We intend to open up to a total of 40 units in 2006, relocate 15 existing sites to new locations with the intent to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations along with capital available from the revolving credit facility.
     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 to $200,000 in inventory. A new Store-on-Wheels vehicle is merchandised with $105,000 of inventory. Through payment terms with our suppliers, an estimated 75% or more of the inventory costs are leveraged. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies, along with continued accounts payable leverage, could mitigate the impact of incremental cash requirements. A new Service Center is expected to achieve break-even operating results during its second full year of operations and to become profitable thereafter. A Stores-on-Wheels unit is expected to turn profitable in its second year of operation. Typically, it takes at least five years for Service Centers and Stores-on-Wheels vehicles to achieve a mature level of operating results.
Financing Activities:
     In conjunction with the sale of its supply chain assets to TCS, the Company amended its $50 million Revolving Credit Facility (the Facility) on October 7, 2005. The Facility matures October 7, 2010, and is secured by inventory, owned receivables, equipment, investment interests, real property interests, and general intangibles, including intellectual property. The Facility bears interest at LIBOR plus 1.25%, and a facility fee of 0.25% is payable on the unused portion. Availability under the Facility is determined by a borrowing base formula calculated based on eligible inventory. As of June 30, 2006, there was $50.0 million available based on the borrowing base formula. Letters of credit, up to a maximum of $20 million, are also available under the Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $13.1 million were outstanding as of June 30, 2006, resulting in unused borrowing capacity of $36.9 million. Letter of credit fees were fixed at 1.0% with an issuance fee fixed at 0.25%.
     The interest rate, facility fee, letter of credit fee, and letter of credit issuance fee are determined based on the Company’s fixed charge coverage ratio. There were no outstanding borrowings under the Facility as of June 30, 2006. The Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2006.

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
     Based on the current forecast for its 2006 operating results, the Company projects non-compliance with the Facility’s financial covenant at September 30, 2006. The Company may remedy the default by either obtaining a covenant waiver on the existing Facility or securing a restructured credit facility agreement in order to assure adequate borrowing capacity to meet its operating and capital expenditure requirements.
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
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
     During the second quarter of 2006, there were no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2005.
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
Revenue Recognition
     The Company’s sales are composed of five major revenue classifications: sales of owned product to customers, sales of vendor- consigned products, sales of product under agency arrangements, freight revenue, and contra sales recorded for customer discounts and rebates.
     We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $3.1 million for the second quarter of 2006 and $2.7 million for the same period in 2005. For the first six months of 2006 and 2005, sales of consigned inventory were $4.4 million and $7.2 million, respectively. Additionally, we have agency agreements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the

Company’s earned commission. Commissions included in net sales were $314,000 and $243,000 for the quarter ended June 30, 2006 and 2005, respectively. Commissions for the first six months of 2006 and 2005 were $428,000 and $324,000, respectively. Revenues generated in transactions for shipping and handling services are included in ‘Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ‘Cost of Product’ to determine the Company’s ‘Gross Profit on Sales.’ Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. For the second quarter ended June 30, 2006 and 2005, bad debt expense was $460,000 and $40,000, respectively. Bad debt expense for the first six months of 2006 was $356,000 compared $70,000 in the same period of 2005. The allowance for doubtful accounts increased by $260,000 and by $41,000 in the second quarters of 2006 and 2005, respectively. For the first six months of 2006 and 2005, the allowance for doubtful accounts increased by $96,000 and $71,000, respectively.
Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At June 30, 2006, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $2,000. We maintain a reserve for inventory shrink on a site-specific basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $401,000 at June 30, 2006.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of net income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS 109. In accordance with that standard, the Company has a $16.1 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of June 30, 2006. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and the de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN 48 on the consolidated financial statements.
FORWARD LOOKING STATEMENTS
     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the final resolution of certain contingencies relative to the collection of identified accounts receivable; the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; the Company’s ability to attract quickly and retain direct sales representatives who are respected in the industry and engender customer loyalty; the Company’s ability to satisfy minimum purchase requirements to meet contractual commitments and/or maximize supplier rebates; the Company’s ability to increase sales volume, particularly through its Service Centers, to leverage its capital investment and its direct and indirect supply contracts; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the successful and uninterrupted performance of supply chain services by Turf Care Supply Corp; the Company’s ability to impose price increases on customers without a significant loss in revenues; potential rate increases by third-party carriers which affect the cost of delivery of products; changes in existing law; the Company’s ability to effectively market and distribute new products; the success of the Company’s operating plans; any litigation or regulatory proceedings against the Company; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of June 30, 2006, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, for more detailed information regarding market risk.

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
     During the second quarter, management did not identify any changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1(a). RISK FACTORS
     In its Annual Report on Form 10-K for the year ended December 31, 2005, the Company described the risks considered to be the most material to our business. See Item 1(a). Risk Factors” on page 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on March 16, 2006, for more detailed information regarding risk factors. The following items are considered to be an update to those risks:
Our dependence on one supplier for substantially all consumable products makes us vulnerable to a disruption in the supply of these products.
     Since October 1, 2005, the Company has been providing certain services to aid in the transition to TCS of the administration of the supply chain assets. Some services, including benefits and payroll administration, terminated at the end of 2005. Other services, including accounting, accounts payable, accounts receivable and tax services, were to continue on a month-to-month basis until the earlier of TCS’ cancellation of the services or September 30, 2006. In June 2006, the Company and TCS entered into an agreement extending the term of the Transitional Services Agreement from September 30, 2006 to December 31, 2006, with an option for TCS to extend for an additional six months, if necessary. The Company previously disclosed that additional challenges might arise when TCS assumes full responsibility for the administration of the supply chain assets it purchased from the Company in October 2005. The transition, which was anticipated to be complete by September 30, 2006, will now be delayed.
The golf market has been contracting and the Company has transitioned to a revised model for sales to this sector.
     The Company previously disclosed that the golf industry might not respond favorably to the Company’s decision in the first half of 2005 to eliminate direct sales representatives in favor of an expanded fleet of Stores-on-Wheels vehicles. This risk factor should be modified in light of the Company’s decision in July 2006 to reinstate the direct sales representative organization. The Company’s ability to recover lost sales is dependent on its ability to quickly and effectively attract and retain sales representatives who themselves can attract and retain a solid customer base.

ITEM 2(c). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	COL. A	COL. B		COL. C	COL. D
					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
				Shares (or Units)	Shares (or Units)
	Total Number			Purchased as Part	that May Yet Be
	of Shares (or	Average Price		of Publicly	Purchased Under
	Units)	Paid per Share		Announced Plans	the Plans or
Period	Purchased	(or Unit)		or Programs)	Programs
April 1-30, 2006	—	—		—	1,482,840	(2)
May 1-31, 2006	16,918	15.37	(1)	16,918	1,465,922	(2)
June 1-30, 2006	57,444	15.71	(1)	57,444	1,408,478	(2)

Total	74,362	$15.63	(1)	74,362	1,408,478	(2)

(1)	Average price paid per share is presented at gross amount, which includes commission and fees paid to the broker.

(2)	On October 21, 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1.5 million common shares and common share equivalents. This program does not have a planned expiration date.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Shareholders held on May 10, 2006, the shareholders elected seven directors to serve one-year terms. No other matters were voted upon at the meeting.
     Following is the final results of the votes cast:

	For	Withheld
J. Martin Erbaugh	8,748,133	61,566
Michael E. Gibbons	8,682,864	126,835
Enrique Foster Gittes	8,781,702	27,997
Lee C. Howley	8,782,542	27,157
Christopher H. B. Mills	7,555,706	1,253,993
R. Lawrence Roth	8,748,665	61,034
Jeffrey L. Rutherford	8,782,987	26,712
ITEM 6. EXHIBITS

Exhibits	Exhibits 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

	Exhibits 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 31(a)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Michael A. Weisbarth Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Jeffrey L. Rutherford Section 1350 Certification

	Exhibit 32(b)	Michael A. Weisbarth Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: August 8, 2006	By: /s/ Michael A. Weisbarth

Michael A. Weisbarth
Vice President, Chief Financial Officer and
Treasurer