Form 10-Q
period 2006-09-30
LESCO INC/OH
filed 2006-11-09
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
     Number of Common Shares, without par value, outstanding on November 6, 2006: 9,147,068

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net sales	$165,445	$158,867	$447,233	$447,122
Cost of product (including distribution costs)	(131,854)	(121,581)	(346,060)	(335,568)

Gross profit on sales	33,591	37,286	101,173	111,554
Selling expense	(27,265)	(25,327)	(79,413)	(76,073)
General & administrative expense	(4,301)	(4,776)	(14,661)	(15,812)
Merchant discounts and provision for doubtful accounts	(3,952)	(3,458)	(10,069)	(9,311)
Pre-opening expense	(472)	(534)	(1,282)	(1,264)
Supply chain transaction expense	—	(19,041)	—	(19,323)
Vendor contract termination	—	(11)	—	(474)
Other expense	(1)	(168)	(31)	(114)
Other income	19	139	186	444

Loss before interest and taxes	(2,381)	(15,890)	(4,097)	(10,373)
Interest income (expense), net	70	(301)	72	(741)

Loss before taxes	(2,311)	(16,191)	(4,025)	(11,114)
Income taxes:
Current	—	—	—	—
Deferred	708	7,294	1,917	6,520
Change in valuation allowance	(708)	(7,294)	(1,917)	(6,520)

	—	—	—	—

Net loss	$(2,311)	$(16,191)	$(4,025)	$(11,114)

Loss per common share:
Diluted	$(0.25)	$(1.82)	$(0.44)	$(1.25)

Basic	$(0.25)	$(1.82)	$(0.44)	$(1.25)

Average number of common shares and common share equivalents outstanding:
Diluted	9,147,068	8,901,528	9,113,044	8,869,198

Basic	9,147,068	8,901,528	9,113,044	8,869,198

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 30, 2005	December 31, 2005
(Dollars in thousands)	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,780	$7,286	$21,030
Accounts receivable, net	20,574	15,082	15,555
Inventories	101,624	126,915	80,346
Other	2,341	3,305	2,667

TOTAL CURRENT ASSETS	141,319	152,588	119,598
Property, plant and equipment, net	9,029	10,409	9,624
Other	1,280	1,138	904

	$151,628	$164,135	$130,126

CURRENT LIABILITIES:
Accounts payable	$86,905	$66,825	$60,626
Accrued liabilities	21,777	24,422	24,576
Revolving credit facility	—	13,454	—

TOTAL CURRENT LIABILITIES	108,682	104,701	85,202
Deferred — other	2,121	1,881	2,166

TOTAL LIABILITIES	110,803	106,582	87,368

SHAREHOLDERS’ EQUITY:
Common shares — without par value — 19,500,000 shares authorized; 9,242,415 shares issued and 9,147,068 outstanding at September 30, 2006; 8,925,844 shares issued and outstanding at September 30, 2005; 8,949,921 shares issued and outstanding at December 31, 2005	924	892	894
Paid-in capital	40,448	37,957	38,051
Treasury shares; 95,347 at September 30, 2006; none in 2005	(1,477)	—	—
Retained earnings	930	20,523	4,955
Unearned compensation	—	(1,819)	(1,142)

TOTAL SHAREHOLDERS’ EQUITY	40,825	57,553	42,758

	$151,628	$164,135	$130,126

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES:
Net loss	$(4,025)	$(11,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,632	5,137
(Increase) decrease in accounts receivable	(5,019)	1,849
Increase in inventories	(21,278)	(26,333)
Impairment of property, plant and equipment	—	14,118
Increase (decrease) in accounts payable	19,797	(1,838)
Decrease in accrued expenses	(2,727)	(540)
Other items	98	607

NET CASH USED IN OPERATING ACTIVITIES	(10,522)	(18,114)

INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	6	255
Purchase of property, plant and equipment:
Stores	(1,623)	(2,792)
Other	(352)	(882)

NET CASH USED IN INVESTING ACTIVITIES	(1,969)	(3,419)

FINANCING ACTIVITIES:
Increase in overdraft balances	6,482	12,292
Proceeds from borrowings, net	—	6,901
Purchase of treasury shares	(1,477)	—
Exercised stock options	3,236	1,525

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,241	20,718

Net change in cash and cash equivalents	(4,250)	(815)

Cash and cash equivalents — Beginning of the period	21,030	8,101

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$16,780	$7,286

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(325)	$(761)

Income taxes paid	$(59)	$(98)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $7 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. As of September 30, 2006, the Company distributes products through 332 LESCO Service Center® stores, 114 Stores-on-Wheels® vehicles and other direct sales efforts. Effective October 1, 2005, the Company sold substantially all of its manufacturing and distribution assets, along with the related working capital, to Turf Care Supply Corp. (TCS). See Note 9 for a discussion of the transaction relating to these assets.
     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006, and the results of operations and cash flows for the three months and nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2006.
     Segment Information: With the Company’s sale of its supply chain assets, it realigned its reporting segments as Stores and Direct. Operating results for each of these segments are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels vehicles (Service Centers and Stores-on-Wheels vehicles are collectively referred to as “Stores”) and field management organization. The Direct Segment consists of direct sales (sales not transacted at Stores), including national account customers, large retailer accounts, and the operations of LESCO sales representatives. The two operating segments are supplemented by Corporate costs incurred for support functions, such as Corporate selling expenses, including marketing costs, general and administrative expenses, any charges and all costs from the manufacturing and distribution facilities (supply chain assets), merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
     The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location within the Stores and Direct Segments. These Four-Wall P&Ls include the sales and cost of product and operating expenses necessary to operate each individual selling location. The Stores and Direct Segments’ operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense, indirect supply chain costs and a portion of merchant discounts not charged to the Four-Wall P&Ls.

     Below are the unaudited results for the Stores Segment, Direct Segment and Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net sales
Stores	$152,368	$142,474	$403,935	$383,567
Direct	13,077	16,393	43,298	63,555
Corporate	—	—	—	—

	$165,445	$158,867	$447,233	$447,122

Earnings (loss) before interest and taxes
Stores	$5,866	$14,991	$19,560	$39,909
Direct	(95)	1,259	1,601	1,545
Corporate	(8,152)	(32,140)	(25,258)	(51,827)

	$(2,381)	$(15,890)	$(4,097)	$(10,373)

Capital expenditures
Stores	$671	$656	$1,623	$2,792
Direct	—	—	—	—
Corporate	63	363	352	882

	$734	$1,019	$1,975	$3,674

Depreciation expense
Stores	$441	$338	$1,303	$889
Direct	11	7	35	40
Corporate	346	1,372	1,132	4,090

	$798	$1,717	$2,470	$5,019

Intangible asset amortization expense
Stores	$—	$—	$—	$—
Direct	—	—	—	—
Corporate	82	39	162	118

	$82	$39	$162	$118

	September 30,
	2006	2005
Total assets
Stores	$106,163	$97,425
Direct	656	696
Corporate	44,809	66,014

	$151,628	$164,135

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
     Earnings per Share: The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the period utilizing the treasury stock method for stock awards. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of common share equivalents.

     A reconciliation of net loss applicable to common shares and the weighted average number of common shares and common share equivalents outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Net loss applicable to common shares	$(2,311)	$(16,191)	$(4,025)	$(11,114)

Weighted average number of common shares outstanding (basic)	9,147,068	8,901,528	9,113,044	8,869,198
Weighted average dilutive stock options	—	—	—	—

Weighted average number of common shares and common share equivalents outstanding (diluted)	9,147,068	8,901,528	9,113,044	8,869,198

Diluted loss per share	$(0.25)	$(1.82)	$(0.44)	$(1.25)
Basic loss per share	$(0.25)	$(1.82)	$(0.44)	(1.25)
     All common share equivalents were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses.
     Stock Options: Effective January 1, 2006, the Company adopted the fair value method of recording stock awards under Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of grant and be expensed over the applicable vesting period. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards at the date of grant and is recognized ratably in the statement of operations over the options’ vesting period. The cost related to stock-based employee compensation included in the net loss for the quarter and the nine months ended September 30, 2006, reflects the fair value method for all unvested stock awards.
     Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the shares on the date of the grant. The adoption of SFAS 123R did not have a significant impact on the determination of compensation expense for restricted share awards.

     The following table reflects the pro forma net loss and loss per share that the Company would have reported for comparable periods in 2005 if the fair value approach of SFAS 123R had been applied:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share data)	2005	2005
Net loss as reported	$(16,191)	$(11,114)
Add: stock option expense included in reported net loss, net of related tax effects	224	619
Less: stock option expense, net of related tax effects	(336)	(864)

Pro forma net loss	$(16,303)	$(11,359)

Loss per diluted share
As reported	$(1.82)	$(1.25)
Pro forma	$(1.83)	$(1.28)

Loss per basic share
As reported	$(1.82)	$(1.25)
Pro forma	$(1.83)	$(1.28)
     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The Company did not grant options during the first nine months of 2006. The Company granted options at a weighted-average, grant-date fair value of $5.44 during the first nine months of 2005.
     Additional information on stock-based compensation is provided in Note 8.
Note 3. Accounts Receivable: Accounts receivable consists of the following:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Supplier rebate programs	$1,120	$8,730	$4,574
Supplier other	13,439	—	3,880
Trade receivables
Owned – domestic	4,488	5,202	3,763
Owned – international	2,461	2,190	3,076
Other	1,081	2,231	1,879
Allowance for doubtful accounts	(2,015)	(3,271)	(1,617)

	$20,574	$15,082	$15,555

     The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory, as inventory valuation reserves, when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product. The Company typically earns vendor rebates on finished goods under one of the following methods:
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
     In October 2005, the Company entered into a Long-Term Supply Agreement that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers during a transition period for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week of the month subsequent to that in which the invoice was paid by LESCO. An additional provision of the Long-Term Supply Agreement requires LESCO to remit payment to, and maintain contractual liability with, agricultural consortiums for the growth and harvest of grass seed received by TCS. The Company has recorded a receivable balance from TCS, due to be collected during the subsequent month, equivalent to the non-reimbursed payments at September 30, 2006. Commencing January 1, 2006, the Company recognizes estimated annual third-party vendor rebates in the cost of product purchased from TCS. Pursuant to the Long-Term Supply Agreement, the estimated annual value of these rebates is funded on a straight-lined basis to TCS. When TCS receives payment from the third-parties after year-end, the entire rebate is paid to the Company. A reconciliation of the ‘Supplier other’ receivable balance is as follows:

	September 30,		December 31,
(Dollars in thousands)	2006	2005
Logistics charges	$3,885	$—	$2,383
Grass seed	6,587	—	1,408
Vendor rebates/other	2,967	—	89

Supplier other	$13,439	$—	$3,880

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

Note 4. Inventories: Inventories consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Finished goods and purchased inventories
Selling locations	$91,326	$88,596	$72,523
Non-selling locations	7,585	37,420	8,377
Less: Markdown, shrink and vendor discount reserves	(1,501)	(3,945)	(3,887)
Inventory held on consignment	(5,600)	(5,212)	(3,961)

	91,810	116,859	73,052
Raw materials	—	10,056	—
Grass seed	9,814	—	7,294

	$101,624	$126,915	$80,346

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its procurement costs in inventory. The amount of these costs included in inventory was $358,000 at September 30, 2006, $260,000 at September 30, 2005, and $116,000 at December 31, 2005, which represented 0.4%, 0.2% and 0.1% of the value of the Company’s total inventory as of the respective balance sheet dates. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts for inventory remaining on hand.
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
     Inventory at “non-selling locations” is primarily comprised of product not sourced from TCS but which is handled within the TCS distribution network. Prior to the supply chain transaction in October 2005, inventory at “non-selling locations” was primarily comprised of product located at the Company’s distribution hubs and plants.
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
     Effective October 1, 2005, the Company sold property, plant and equipment located at its manufacturing, distribution and corporate facilities to TCS. As a result of this supply chain transaction, the Company wrote down the affected assets to their net realizable value less costs to dispose and recorded a $14,118,000 impairment of its property, plant and equipment located at its manufacturing, distribution and corporate facilities. The recognized impairment was based on the recorded net book value as of September 30, 2005. In addition, as of December 31, 2005, the Company ceased substantially all operations in the four distribution facilities not sold to TCS.
     The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $100,000 recorded as an asset for these properties at September 30, 2006. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, NJ property for sale and that its estimated market value is sufficient to recover the preparation costs. At September 30, 2005, there was approximately $62,000 of other assets held for sale.
     Property, plant and equipment, net consists of the following:

	September 30,								December 31,
	2006				2005				2005
(Dollars in thousands)	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total

Land	$—	$—	$—	$—	$—	$—	$600	$600	$—	$—	$—	$—
Buildings and improvements	2,439	—	246	2,685	2,350	—	18,632	20,982	2,408	—	669	3,077
Machinery and equipment	5,709	16	221	5,946	5,072	7	20,014	25,093	5,189	7	349	5,545
Furniture and fixtures	6,952	388	19,097	26,437	6,652	308	30,473	37,433	6,434	308	18,656	25,398

Subtotal	15,100	404	19,564	35,068	14,074	315	69,719	84,108	14,031	315	19,674	34,020
Less: Accumulated depreciation	(8,419)	(315)	(17,305)	(26,039)	(7,539)	(210)	(51,832)	(59,581)	(7,712)	(222)	(16,462)	(24,396)
Less: Impairment	—	—	—	—	—	—	(14,118)	(14,118)	—	—	—	—

Property, plant and equipment, net	$6,681	$89	$2,259	$9,029	$6,535	$105	$3,769	$10,409	$6,319	$93	$3,212	$9,624

Note 6. Borrowings: Borrowings consist of the following:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Current:
Revolving credit facility	$—	$13,454	$—

Revolving Credit Facility
     On September 27, 2006, the Company entered into a five-year, $55 million Revolving Credit Facility with National City Business Credit, Inc. (“NCBC Facility”). Effective the same date, the Company terminated its Amended and Restated $50 million Revolving Credit Facility with PNC Bank, N.A. (“PNC Facility”) dated October 7, 2005. The NCBC Facility is secured by inventory, owned receivables, equipment, investment instruments, real property interests, and general intangibles, including intellectual property. For the period beginning September 27, 2006, through the day the Company delivers to the bank its audited financial statements for the year ended December 31, 2006, the NCBC Facility bears interest at either Prime minus 0.50% or LIBOR plus 1.50%. A facility fee of 0.25% is payable on the unused portion of the NCBC Facility. Upon delivery of the Company’s borrowing base certificate dated as of March 31, 2007, and as of the last day of each calendar quarter thereafter, the NCBC Facility will bear interest at either Prime minus 0.50% or LIBOR plus a variable interest rate based on the Company’s calculated borrowing threshold as defined in the NCBC Facility agreement (“Borrowing Threshold”). A facility fee of 0.25% is payable on the unused portion. The amount of funds available under the NCBC Facility is determined by a borrowing base formula calculated based on eligible inventory and eligible accounts receivable less such reserves as National City Business Credit, Inc. deems reasonably appropriate. As of September 30, 2006, there was $48.6 million of availability under the NCBC Facility based on the borrowing base formula. Letters of credit, up to a maximum of $25 million, are also available under the NCBC Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $20.9 million were outstanding as of September 30, 2006, resulting in unused borrowing capacity of $27.7 million. Letter of credit fees under the NCBC Facility are 1.50% from September 27, 2006, through the day the Company delivers its audited financial statements to the bank for the year ended December 31, 2006; subsequent to that date, the fees are variable based on the Company’s Borrowing Threshold with an issuance fee fixed at 0.25%. The Company had no outstanding borrowings under the NCBC Facility or the PNC Facility during the third quarter ended September 30, 2006.

     Outstanding letters of credit issued under the NCBC Facility and PNC Facility were as follows:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Supplier contract	$15,000	$10,000	$10,000
Insurance programs	2,250	2,708	2,708
Other	3,611	250	320

	$20,861	$12,958	$13,028

     The NCBC Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. If the Borrowing Threshold less outstanding borrowings remains at or above $10 million, the fixed charge coverage ratio will not be tested and cannot constitute an event of default. The Company was in compliance with the NCBC Facility’s covenants as of September 30, 2006.
Note 7. Asset Rationalization and Severance Expense: Major components of the remaining reserves and accruals for asset rationalization and severance expense as of September 30, 2006, and December 31, 2005, are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit		Severance
(Dollars in thousands)	Costs	Costs	Total	Accrual	Total
Asset rationalization reserves and severance accruals at December 31, 2005	$1,551	$578	$2,129	$840	$2,969

2006 Activity:
Additions	—	—	—	490	490
Utilized/payments	(490)	(331)	(821)	(1,263)	(2,084)

Asset rationalization reserves and severance accruals at September 30, 2006	$1,061	$247	$1,308	$67	$1,375

     Of the additional $490,000 of expense recognized in 2006, $494,000 was recorded in general and administrative expense, and a credit of $4,000 was recorded in selling expense. Accrued costs for severance will be paid in 2007 and asset rationalization will be paid through 2011.
     The majority of the 2006 additions represent severance cost related to the departure of two former executives, the Senior Vice President of Sales and Store Operations and the Vice President of Human Resources.
Note 8. Stock Incentive Plans: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At September 30, 2006, there were 828,449 shares reserved for future grants, consisting of 562,109 under the 1992 and 2000 Stock Incentive plans, 169,840 under the 2000 Broad-Based Stock Option Plan, and 96,500 under the 1995 Directors’ Stock Option Plan. Options pursuant to any of the Company’s plans have exercise periods ranging from six to 10 years at an option price equal to the fair market value of a common share on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans, in connection with the employment of key employees, at an exercise price equal to the fair market value of a common share at the grant date. There are 123,000 outstanding stock options that have been issued outside of the plans.

     Excess tax benefits from the exercise of stock options in 2006 and 2005 were not recorded as their ultimate realizability is not assured. No stock options were exercised in the third quarter of 2006. The total intrinsic value (market price less option price) of stock options exercised in the third quarter of 2005 was $0.2 million. The year-to-date intrinsic value of stock options exercised through September 30, 2006 and 2005 was $2.4 million and $0.5 million, respectively. The following table summarizes the changes in the outstanding stock options:

	Nine Months Ended September 30, 2006
		Weighted Average
	Shares	Exercise Price
Outstanding — beginning of year	1,128,908	$11.74
Granted	—	—
Exercised	(330,114)	9.44
Canceled/forfeited	(121,751)	14.32

Outstanding — end of quarter	677,043	$12.40

Exercisable — end of quarter	618,355	$12.37
Reserved for future grants	828,449
     The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
$0 to $10.00	156,750	$7.45	5.4 years	156,750	$7.45	5.4 years
$10.01 to $15.00	397,393	12.73	6.2 years	338,705	12.74	5.0 years
$15.01 to $20.00	103,050	16.72	3.2 years	103,050	16.72	3.2 years
$20.01 and above	19,850	22.33	1.5 years	19,850	22.33	1.5 years

	677,043	$12.40	5.4 years	618,355	$12.37	4.7 years

(Dollars in thousands)
Aggregate intrinsic value(a) at September 30, 2006	$101			$101

(a)	Aggregate intrinsic value at September 30, 2006 is calculated based on stock options for which the market price exceeds the option exercise price.
     On January 1, 2006, the Company adopted the fair value method of accounting for stock options under SFAS 123R. Further discussion of the impact of this change is included in Note 2. For the nine months ended September 30, 2006, compensation expense recognized related to stock options was $134,000. Compensation expense of $91,000 had not yet been recognized at September 30, 2006, as it relates to nonvested stock option awards which will vest through 2008.

     The Company recorded compensation expense of $132,000 and $224,000 related to restricted shares for the three months ended September 30, 2006 and 2005, respectively. The compensation expense for the nine months ended September 30 was $200,000 in 2006 and $619,000 in 2005. The unamortized balance of restricted shares was included in unearned compensation, a separate component of shareholders’ equity, as of December 31, 2005. Upon the adoption of SFAS 123R, the balance of unearned compensation was reclassified to additional paid-in capital. As of September 30, 2006, the Company had $413,000 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of one year. The following table summarizes the changes in the outstanding restricted shares:

	Nine Months Ended September 30, 2006
		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested — beginning of year	156,220	$13.38
Granted	—	—
Vested	—	—
Canceled/forfeited	(37,620)	13.59

Nonvested — end of quarter	118,600	$13.31

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
     Based on this transaction, the following expenses were recorded:

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2005	September 30, 2005
Asset impairment	$14,118	$14,118
Cost of disposal	3,383	3,665
Lease termination	949	949
Bank fees and insurance costs	591	591

	$19,041	$19,323

     Also during the three months ended September 30, 2005, the Company recognized an inventory markdown of $0.8 million related to its supply chain inventory and $3.0 million for inventory markdowns related to its parts inventory. Both markdowns are reflected in cost of product in the accompanying statements of operations.
     Concurrently with the sale, the Company entered into a long-term supply agreement with TCS pursuant to which TCS manufactures or sources for LESCO substantially all consumable goods sold by the Company. For the third quarter and the first nine months ended September 30, 2006, consumable goods constituted approximately 87% and 85%, respectively, of the Company’s consolidated net sales.

Note 10. Detail of Certain Balance Sheets Accounts

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Other current assets:
Other prepaids	$857	$1,433	$962
Prepaid insurance	1,197	1,623	1,424
Notes receivable	187	187	187
Assets held for sale	100	62	94

	$2,341	$3,305	$2,667

Other non-current assets:
Notes receivable	$328	$477	$302
Store and miscellaneous deposits	573	578	572
Deferred financing charges	364	40	—
Other prepaids	15	43	30

	$1,280	$1,138	$904

Accounts payable:
Accounts payable to TCS	$69,492	$—	$42,947
Accounts payable — other trade	6,130	48,636	12,878
Overdraft balances	11,283	18,189	4,801

	$86,905	$66,825	$60,626

Accrued liabilities:
Accrued non-income taxes	$2,995	$3,969	$3,314
Commissions and management bonuses	4,373	3,593	5,707
Salaries and wages	1,587	1,485	358
Insurance — hospitalization and workers’ compensation	2,183	2,273	2,771
Asset rationalization	1,308	281	2,129
Insurance — property and casualty	2,361	970	2,430
Severance	67	94	840
Customer rebates	3,406	2,768	3,433
Accrued disposal cost	—	3,415	—
Other	3,497	5,574	3,594

	$21,777	$24,422	$24,576

Deferred — other:
Rent	$1,213	$981	$931
Other	908	900	1,235

	$2,121	$1,881	$2,166

Note 11. Detail of Certain Statements of Operations Accounts

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net sales:
Gross sales	$167,122	$160,433	$451,703	$452,412
Freight revenue	276	405	855	1,016
Agency sales, customer discounts and rebates, and sales adjustments	(1,953)	(1,971)	(5,325)	(6,306)

	$165,445	$158,867	$447,233	$447,122

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(672)	$(609)	$(1,757)	$(1,591)
Private-label business credit programs	(2,255)	(2,198)	(5,649)	(6,053)
Private-label promotional discounts	(294)	(513)	(968)	(1,306)
Provision for doubtful accounts	(152)	(105)	(248)	(176)
Other	(579)	(33)	(1,447)	(185)

	$(3,952)	$(3,458)	$(10,069)	$(9,311)

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
     We track our customers through two customer sectors: Lawn and landscape and Golf.
     Gross sales for these sectors for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Lawn and landscape	$128.6	$119.1	$362.1	$352.4
Golf	38.5	41.3	89.6	100.0

	$167.1	$160.4	$451.7	$452.4

     Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as customer relationship management and distribution to the sectors is vastly different and their growth prospects vary significantly.
     Our lawn and landscape sector includes all non-golf related customers and is dominated by larger, regional lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector’s distribution channels through easily accessible, strategically positioned real estate, where we provide agronomic expertise through our 332 Service Centers and direct sales associates with products specifically targeted to the lawn and landscape sector. We estimate the market for our consumable lawn and landscape products at $7.2 billion, of which $3.5 billion is in the professional sector and $3.7 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to reach nearly 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to hire lawn care professionals, due to time or ability constraints, coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.
     The golf industry is a smaller market estimated at $1.0 billion and is not expected to grow significantly during the near future. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Furthermore, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. In addition to these external factors, the Company has lost market share in the golf customer sector as a result of the elimination of its direct sales representative organization in the first half of 2005. Although the 114 Stores-on-Wheels vehicles that currently service the golf industry have maintained and/or developed certain customer relationships, the direct sales representative is an important asset to cultivate customer loyalty with expansive product knowledge and personalized customer service. In July 2006, the Company announced its intention to immediately re-establish the direct sales organization. Based on this decision and its implementation, we believe our ability to re-capture market share in this industry is significant over the long-term. By September 30, 2006, the Company had re-deployed 25 golf and nine lawn and landscape sales representatives in key markets to enhance service levels to existing customers and extend its reach to new customers.
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
Segment Statements of Operations

	Three Months Ended September 30,
	Stores		Direct		Corporate		Total
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$152,368	$142,474	$13,077	$16,393	$—	$—	$165,445	$158,867
Direct cost of product (including direct distribution costs)	(106,840)	(97,092)	(10,365)	(12,873)	—	(3,793)	(117,205)	(113,758)
% to Net Sales	(70.1%)	(68.2%)	(79.3%)	(78.5%)			(70.8%)	(71.6%)
Indirect supply chain costs	(13,451)	(6,720)	(1,198)	(1,103)	—	—	(14,649)	(7,823)
% to Net Sales	(8.8%)	(4.7%)	(9.1%)	(6.7%)			(8.9%)	(4.9%)

Gross profit on sales	32,077	38,662	1,514	2,417	—	(3,793)	33,591	37,286
% to Net Sales	21.1%	27.1%	11.6%	14.8%			20.3%	23.5%
Selling expense	(23,287)	(21,214)	(1,318)	(818)	(2,660)	(3,295)	(27,265)	(25,327)
% to Net Sales	(15.3%)	(14.9%)	(10.1%)	(5.0%)			(16.5%)	(16.0%)
Merchant discounts and provision for doubtful accounts	(2,924)	(2,457)	(291)	(340)	(737)	(661)	(3,952)	(3,458)
% to Net Sales	(1.9%)	(1.7%)	(2.2%)	(2.1%)			(2.4%)	(2.2%)
Pre-opening expense	—	—	—	—	(472)	(534)	(472)	(534)
% to Net Sales	—	—	—	—			(0.3%)	(0.3%)
General & administrative expense	—	—	—	—	(4,301)	(4,776)	(4,301)	(4,776)
% to Net Sales	—	—	—	—			(2.6%)	(3.0%)
Supply chain transaction					—	(19,041)	—	(19,041)
% to Net Sales	—	—	—	—			—	(12.0%)
Vendor contract termination	—	—	—	—	—	(11)	—	(11)
% of Net Sales	—	—	—	—			—	(0.0%)
Other income (expense), net	—	—	—	—	18	(29)	18	(29)
% to Net Sales	—	—	—	—			0.0%	(0.0%)

Earnings (loss) before interest and taxes	$5,866	$14,991	$(95)	$1,259	$(8,152)	$(32,140)	$(2,381)	$(15,890)

% to Net Sales	3.9%	10.5%	(0.7%)	7.7%			(1.5%)	(10.0%)
Interest income (expense), net							70	(301)
% to Net Sales							0.1%	(0.2%)

Loss before taxes							(2,311)	(16,191)
% to Net Sales							(1.4%)	(10.2%)
Income taxes							—	—
% to Net Sales							—	—

Net loss							$(2,311)	$(16,191)

% to Net Sales							(1.4%)	(10.2%)

	Nine Months Ended September 30,
	Stores		Direct		Corporate		Total
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$403,935	$383,567	$43,298	$63,555	$—	$—	$447,233	$447,122
Direct cost of product (including direct distribution costs)	(279,722)	(260,047)	(33,649)	(48,510)	—	(3,793)	(313,371)	(312,350)
% to Net Sales	(69.3%)	(67.8%)	(77.7%)	(76.3%)			(70.1%)	(69.9%)
Indirect supply chain costs	(29,928)	(17,393)	(2,761)	(5,825)	—	—	(32,689)	(23,218)
% to Net Sales	(7.4%)	(4.5%)	(6.4%)	(9.2%)			(7.3%)	(5.2%)

Gross profit on sales	94,285	106,127	6,888	9,220	—	(3,793)	101,173	111,554
% to Net Sales	23.3%	27.7%	15.9%	14.5%			22.6%	24.9%
Selling expense	(67,146)	(60,102)	(4,010)	(6,142)	(8,257)	(9,829)	(79,413)	(76,073)
% to Net Sales	(16.6%)	(15.7%)	(9.3%)	(9.7%)			(17.7%)	(17.0%)
Merchant discounts and provision for doubtful accounts	(7,579)	(6,116)	(1,277)	(1,533)	(1,213)	(1,662)	(10,069)	(9,311)
% to Net Sales	(1.9%)	(1.6%)	(2.9%)	(2.4%)			(2.2%)	(2.1%)
Pre-opening expense	—	—	—	—	(1,282)	(1,264)	(1,282)	(1,264)
% to Net Sales	—	—	—	—			(0.3%)	(0.3%)
General & administrative expense	—	—	—	—	(14,661)	(15,812)	(14,661)	(15,812)
% to Net Sales	—	—	—	—			(3.3%)	(3.5%)
Supply chain transaction	—	—	—	—	—	(19,323)	—	(19,323)
% to Net Sales	—	—	—	—			—	(4.3%)
Vendor contract termination	—	—	—	—	—	(474)	—	(474)
% of Net Sales	—	—	—	—			—	(0.1%)
Other income, net	—	—	—	—	155	330	155	330
% to Net Sales	—	—	—	—			0.0%	0.1%

Earnings (loss) before interest and taxes	$19,560	$39,909	$1,601	$1,545	$(25,258)	$(51,827)	$(4,097)	$(10,373)

% to Net Sales	4.8%	10.4%	3.7%	2.4%			(0.9%)	(2.3%)
Interest income (expense), net							72	(741)
% to Net Sales							0.0%	(0.2%)

Loss before taxes							(4,025)	(11,114)
% to Net Sales							(0.9%)	(2.5%)
Income taxes							—	—
% to Net Sales							—	—

Net loss							$(4,025)	$(11,114)

% to Net Sales							(0.9%)	(2.5%)

Sales by Customer Sector and Transacting Selling Locations
The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended September 30,
	2006			2005			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
(Dollars in millions)	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total
Lawn and landscape	$117.4	$11.2	$128.6	$104.1	$15.0	$119.1	12.8%	(25.3%)	8.0%
Golf	36.5	2.0	38.5	39.8	1.5	41.3	(8.3%)	33.3%	(6.8%)

Gross sales	153.9	13.2	167.1	143.9	16.5	160.4	6.9%	(20.0%)	4.2%
Net sales adjustments (a)	(1.6)	(0.1)	(1.7)	(1.4)	(0.1)	(1.5)	(14.3%)	0.0%	(13.3%)

Net sales	$152.3	$13.1	$165.4	$142.5	$16.4	$158.9	6.9%	(20.1%)	4.1%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.

	Nine Months Ended September 30,
	2006			2005			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
(Dollars in millions)	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total
Lawn and landscape	$321.8	$40.3	$362.1	$296.2	$56.2	$352.4	8.6%	(28.3%)	2.8%
Golf	86.3	3.3	89.6	91.9	8.1	100.0	(6.1%)	(59.3%)	(10.4%)

Gross sales	408.1	43.6	451.7	388.1	64.3	452.4	5.2%	(32.2%)	(0.2%)
Net sales adjustments (a)	(4.2)	(0.3)	(4.5)	(4.5)	(0.8)	(5.3)	6.7%	62.5%	15.1%

Net sales	$403.9	$43.3	$447.2	$383.6	$63.5	$447.1	5.3%	(31.8%)	0.0%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.
Stores Segment
     Our Stores Segment is composed of the operating results of our Service Centers and Stores-on-Wheels vehicles along with the costs of operation of our field management organization. We maintain Four-Wall P&Ls for each Service Center and Stores-on-Wheels vehicle. These Four-Wall P&Ls include the sales, cost of sales and operating expenses (including payroll, benefits, rent, utilities, in-bound freight to selling locations and out-bound freight to customers) necessary to operate each individual selling location. The Stores Segment operating results reflect the aggregate Four-Wall P&Ls of Service Center and Stores-on-Wheels selling locations adjusted for vendor and customer rebates, sales commission expense, indirect supply chain costs, and merchant discounts and other income and expense items not directly charged to the Four-Wall P&Ls.
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended September 30,
	2006			2005				% Change
		Stores			Stores				Stores
	Service	on		Service	on			Service	on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Other	Total	Centers	Wheels	Other	Total
Lawn and landscape	$116.4	$1.0	$117.4	$103.0	$1.1	$—	$104.1	13.0%	(9.1%)	—	12.8%
Golf	14.2	22.3	36.5	15.1	24.7	—	39.8	(6.0%)	(9.7%)	—	(8.3%)

Gross sales	130.6	23.3	153.9	118.1	25.8	—	143.9	10.6%	(9.7%)	—	6.9%
Net sales adjustments	(0.5)	(1.1)	(1.6)	(0.7)	(0.7)	—	(1.4)	28.6%	(57.1%)	—	(14.3%)

Net sales	$130.1	$22.2	$152.3	$117.4	$25.1	$—	$142.5	10.8%	(11.6%)	—	6.9%

	Nine Months Ended September 30,
	2006			2005				% Change
		Stores			Stores				Stores
	Service	on		Service	on			Service	on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Other	Total	Centers	Wheels	Other	Total
Lawn and landscape	$319.5	$2.3	$321.8	$293.2	$2.1	$0.9	$296.2	9.0%	9.5%	(100.0%)	8.6%
Golf	33.5	52.8	86.3	37.0	54.7	0.2	91.9	(9.5%)	(3.5%)	(100.0%)	(6.1%)

Gross sales	353.0	55.1	408.1	330.2	56.8	1.1	388.1	6.9%	(3.0%)	(100.0%)	5.2%
Net sales adjustments	(1.9)	(2.3)	(4.2)	(2.7)	(1.8)	—	(4.5)	29.6%	(27.8%)	0.0%	6.7%

Net sales	$351.1	$52.8	$403.9	$327.5	$55.0	$1.1	$383.6	7.2%	(4.0%)	(100.0%)	5.3%

     Service Centers: Service Center gross sales reflect sales transacted through the 332 Service Centers in operation as of September 30, 2006, including nine new Service Centers opened during the third quarter of 2006. The total net sales increase of 10.8% in third quarter 2006 reflects a same-store (defined as stores opened prior to 2005) increase of 3.0% and growth of 7.9% from new 2005 and 2006 Service Center sales of $11.7 million. Comparing the third quarter of 2006 to the comparable period of 2005, a more competitive pricing environment in urea-based products, primarily blended fertilizers and combination products, has led to a growth of only 1.8% in these combined categories; however, sales of seed grew 22.2%. Additionally, the disbandment of the direct sales representative organization in the first half of 2005 continues to have a negative effect on sales in 2006. Service Center sales to customers previously called on by a direct sales representative declined $1.9 million, or 1.7%, on a quarter-over-quarter basis.
     For the first nine months of 2006, Service Center net sales expanded 7.2%, including an increase of 0.6% in same-store sales and a 6.7% sales increase, or $21.8 million, from Service Centers opened in 2005 and 2006. Sales transacted at Service Centers to customers previously supported by a direct sales representative declined $5.2 million in the first nine months of 2006 compared to the first nine months of 2005. In 2006, we plan to add 35 to 40 new Service Centers to our 2005 store base. Below is a summary of 2006 and 2005 Service Center net sales by period opened:

	Three Months Ended September 30,
			Variance
(Dollars in millions)	2006	2005	Dollars	%
Stores opened:
Prior to 2003	$103.0	$100.8	$2.2	2.2%
2003	6.7	6.9	(0.2)	(2.9)
2004	8.8	7.4	1.4	18.9

Comparative stores	118.5	115.1	3.4	3.0
2005	7.6	2.3	5.3	230.4
2006	4.0	—	4.0	100.0

Total	$130.1	$117.4	$12.7	10.8%

	Nine Months Ended September 30,
			Variance
(Dollars in millions)	2006	2005	Dollars	%
Stores opened:
Prior to 2003	$285.4	$286.9	$(1.5)	(0.5%)
2003	18.0	18.1	(0.1)	(0.6)
2004	22.7	19.3	3.4	17.6

Comparative stores	326.1	324.3	1.8	0.6
2005	19.2	3.2	16.0	500.0
2006	5.8	—	5.8	100.0

Total	$351.1	$327.5	$23.6	7.2%

     Stores-on-Wheels: Stores-on-Wheels gross sales for the quarter reflect sales transacted through the 114 Stores-on-Wheels vehicles in operation as of September 30, 2006, including three new vehicles placed into service during first quarter of 2006, for a total of four openings since the end of the second quarter of 2005. The total net sales decrease of 11.6% and 4.0% for the third quarter and first nine months of 2006, respectively, was predominantly driven by the loss in sales to customers supported by direct sales representatives. Stores-on-Wheels sales to customers previously called on by a direct sales representative declined $2.7 million, or 11.0%, on a quarter-over-quarter basis, resulting in a $4.0 million decline for the first nine months of 2006 compared to the same period of 2005.
     Other: Included in the 2005 sales results are corporate-originated sales of product, including sales of product damaged in third-party storage facilities.

     Net sales adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sales adjustments, freight revenue (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates increased $0.2 million in the third quarter of 2006 compared to the same period in 2005, mainly attributable to a reduction in freight revenue. These adjustments decreased $0.3 million in the first nine months of 2006, versus 2005, primarily due to a year-over-year reduction of customer rebates earned.
     Gross Profit on Sales:
     Stores Segment gross profit as a percentage of net sales for the third quarter and nine months ended September 30, 2006, decreased compared to the same periods in 2005. The following table summarizes the costs of goods sold and correlating gross profit on sales for 2006 and 2005:

	Three Months Ended September 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$152.4	$142.5	$9.9

Direct cost of product (including direct distribution costs)	$(106.8)	$(97.1)	$(9.7)
% of Net Sales	(70.1)%	(68.2)%	(1.9)%
Indirect supply chain costs	$(13.5)	$(6.7)	$(6.8)
% of Net Sales	(8.8)%	(4.7)%	(4.1)%

Gross Profit	$32.1	$38.7	$(6.6)
% of Net Sales	21.1%	27.1%	(6.0)%

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$403.9	$383.6	$20.3

Direct cost of product (including direct distribution costs)	$(279.7)	$(260.1)	$(19.6)
% of Net Sales	(69.3)%	(67.8)%	(1.5)%
Indirect supply chain costs	$(29.9)	$(17.4)	$(12.5)
% of Net Sales	(7.4)%	(4.5)%	(2.9)%

Gross Profit	$94.3	$106.1	$(11.8)
% of Net Sales	23.3%	27.7%	(4.4)%
     Direct cost of product (including direct distribution costs): Direct cost of product includes, but is not limited to, the purchase price of merchandise sold; freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers; inventory shrink and markdown costs sustained during operations; and vendor rebates obtained upon achievement of contractual purchase volumes. For the third quarter and first nine months of 2006, direct cost of product sold as a percent of net sales increased by 190 basis points and 150 basis points, respectively. This increase is due primarily to higher raw material costs for urea, the nitrogen source for blended fertilizers and combination products, and for grass seed. Urea, which can represent approximately 9% to 11% of our cost of sales, is a second derivative of natural gas and its cost fluctuates in a manner similar to the cost of natural gas. For 2006 and 2005, we entered into annual contracts with a urea supplier to fix the cost of a majority of our urea needs at a price designed to reflect the prevailing market rate. The increase in contracted urea cost was approximately 37% for both the third quarter and first nine months of 2006 compared to the same periods of 2005. Moreover, in 2006, the prevailing market rate for urea has remained significantly below our contracted rate, creating competitive retail pricing pressures, thus further reducing the gross profit earned on sales. Additionally, higher-than-anticipated seed costs due to a soft harvest in fescue seed in the third quarter of 2006 resulted in reduced margins as the cost increases could not be passed through to customers due to pricing commitments.

     Indirect supply chain costs: In 2005, indirect supply chain costs was comprised of warehouse operation costs and warehouse-to-warehouse product transportation costs incurred by the Company for supply chain activities. In 2006, these costs were augmented to include TCS’s general and administrative expenses and profit component. The majority of indirect supply chain costs are relatively fixed expenses. Due to lower-than-expected sales in the third quarter and first nine months of 2006, costs for the Company’s supply chain agreements de-leveraged. Indirect supply chain costs are allocated to the operating segments based on the cost of product sold; consequently, the Stores Segment received a higher allocation due to its higher percentage of total cost of product sold in the third quarter and first nine months of 2006 than in the comparable periods of 2005.
     As a measure of the productivity of our significant investment in real estate and inventory, the Company utilizes a non-GAAP measure to analyze the gross profit on sales per square foot of rental space for each of the Service Center classes. This measure is calculated by dividing gross profit on sales, excluding indirect supply chain costs, for each Service Center class by its respective leased square footage. The following table illustrates the movement in this metric with respect to each class on a year-over-year basis:

	Gross Profit per Square Foot of Service Centers
	Nine Months Ended September 30,
	2006		2005
		Gross Profit per		Gross Profit per
	# of Stores	Square Foot	# of Stores	Square Foot
Class of 2006	28	$7.14	—	$—
Class of 2005	31	$30.16	20	$6.33
Class of 2004	27	$37.47	27	$33.22
Class of 2003	21	$47.15	21	$46.90
Prior to 2003	225	$69.98	226	$73.06
Total per square foot leased		$56.21		$62.06
     The average decrease of $5.85 per square foot leased on a year-over-year basis is the result of: (1) lower gross profit productivity in the stores opened in 2005 and 2006, as these stores added over 352,000 square feet of rental space to our real estate portfolio and have not yet achieved a mature level of operating results; (2) loss of sales and related gross profit in the first nine months of 2006 from customers supported by a direct sales representative in the first six months of 2005; (3) higher raw material costs for urea and grass seed combined with correlating market pricing pressure; and (4) sales and corresponding gross profit cannibalization of existing Service Centers by newer stores. As the Company continues to increase its Service Center footprint in existing markets, the ‘Prior to 2003’ gross profit on sales per square foot metric will decrease temporarily due to sales cannibalization from new locations.
Selling Expense:
     Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels vehicles, and field management. The quarter-over-quarter increase of $2.1 million, or 0.4% of net sales, to $23.3 million, or 15.3% of net sales, in the third quarter 2006 is driven by $2.0 million of additional expense for new Service Centers and $0.1 million for the three new Stores-on-Wheels units deployed in 2006.
     For the first nine months of 2006, selling expense increased by $7.0 million, or 0.9% of net sales, from the same period in 2005. This increase was primarily attributable to an incremental $5.5 million for new Service Center and Stores-on-Wheels vehicle openings in 2006 and 2005, as well as $1.3 million for expansion of the field management team.
Merchant Discounts and Provision for Doubtful Accounts:
     Merchant discounts increased by $0.5 million, or 20 basis points, in the third quarter of 2006 compared to the third quarter of 2005. For the third quarter of 2006, total merchant discounts, including GEBCS, for regular payment terms were 1.9% of net sales. In the third quarter of 2005, discount expense for regular payment terms was 1.7% of net sales. The increased cost on a quarter-over-quarter basis is primarily the result of higher discount rates corresponding to rising interest rates and greater customer usage of higher-cost national bank cards.
     For the first nine months of 2006, merchant discounts increased by $1.5 million, or 30 basis points, year-over-year as regular payment terms were 1.9% of net sales compared to 1.6% of net sales in the same period of 2005. The increase as a percent of net sales in 2006 is a result of higher discount rates, customers’ shift to national bank cards, and increased write-offs of customer accounts, service fees, and/or late charges.
(Loss) Earnings before Interest and Taxes:
     By the end of the third quarter 2006, the Company had increased its Service Center base by 13%, adding a net 38 Service Centers to its base of 294 stores at September 30, 2005. Management views new Service Centers as a significant means to leverage the Company’s cost base and grow earnings consistently over the long term. The Company expects to open 35 to 40 new Service Centers during fiscal 2006. Below are the operating results for 2006 compared to 2005 for all Service Centers opened during 2003, 2004, 2005, and the first nine months of 2006:

	Three Months Ended September 30, 2006
	Class of 2006	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(28 Stores)	(31 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$3,967	$7,646	$8,778	$6,706	$27,097
Direct cost of product (including distribution costs)	(3,088)	(5,484)	(6,403)	(4,765)	(19,740)

Gross profit on sales	879	2,162	2,375	1,941	7,357
Selling expense	(1,259)	(1,587)	(1,385)	(989)	(5,220)
Merchant discount expense	(68)	(134)	(154)	(134)	(490)

(Loss) earnings before interest and taxes	$(448)	$441	$836	$818	$1,647

	Three Months Ended September 30, 2005
	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(20 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$2,369	$7,385	$6,947	$16,701
Direct cost of product (including distribution costs)	(1,734)	(5,244)	(4,945)	(11,923)

Gross profit on sales	635	2,141	2,002	4,778
Selling expense	(880)	(1,374)	(1,040)	(3,294)
Merchant discount expense	(42)	(114)	(112)	(268)

(Loss) earnings before interest and taxes	$(287)	$653	$850	$1,216

	Nine Months Ended September 30, 2006
	Class of 2006	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(28 Stores)	(31 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$5,769	$19,268	$22,672	$18,024	$65,733
Direct cost of product (including distribution costs)	(4,549)	(13,795)	(16,330)	(12,742)	(47,416)

Gross profit on sales	1,220	5,473	6,342	5,282	18,317
Selling expense	(2,090)	(4,664)	(4,142)	(2,966)	(13,862)
Merchant discount expense	(90)	(325)	(420)	(344)	(1,179)

(Loss) earnings before interest and taxes	$(960)	$484	$1,780	$1,972	$3,276

	Nine Months Ended September 30, 2005
	Class of 2005	Class of 2004	Class of 2003
(Dollars in thousands)	(20 Stores)	(27 Stores)	(21 Stores)	Total
Net sales	$3,230	$19,338	$18,152	$40,720
Direct cost of product (including distribution costs)	(2,404)	(13,715)	(12,898)	(29,017)

Gross profit on sales	826	5,623	5,254	11,703
Selling expense	(1,463)	(4,026)	(3,199)	(8,688)
Merchant discount expense	(57)	(289)	(286)	(632)

(Loss) earnings before interest and taxes	$(694)	$1,308	$1,769	$2,383

     As a result of the foregoing factors, including decreased sales and gross profit from the disbandment of the direct sales representative organization in 2005 and higher raw material costs with correlating market pricing pressures for urea-based and grass seed products, the de-leveraging of indirect supply chain costs, and the operating results of the new Service Centers and Stores-on-Wheels vehicles opened in 2006 and 2005, the Stores Segment had earnings before interest and taxes of $5.9 million in the third quarter 2006 versus earnings before interest and taxes of $15.0 million for the same period in 2005. For the first nine months of 2006, the above factors resulted in earnings before interest and taxes of $19.6 million compared to earnings before interest and taxes of $39.9 million in 2005. See management’s discussion regarding the use of EBIT on page 18.
Direct Segment
     The Direct Segment consists of direct (non-store) sales to national account customers, including large retailer accounts, along with the operations of the Company’s direct sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.
Sales: The following table provides supplemental detail of sales by customer sector:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Lawn and landscape	$11.2	$15.0	(25.3%)	$40.3	$56.2	(28.3%)
Golf	2.0	1.5	33.3%	3.3	8.1	(59.3%)

Gross sales	13.2	16.5	(20.0%)	43.6	64.3	(32.2%)
Net sales adjustments	(0.1)	(0.1)	—	(0.3)	(0.8)	62.5%

Direct Segment net sales	$13.1	$16.4	(20.1%)	$43.3	$63.5	(31.8%)

     Direct Segment: All gross sales reflect sales transacted as direct sales (non-store) with our national account customers, including large retailer accounts, along with the operations of our direct sales representatives. The decrease of $3.3 million, or 20.1%, in the third quarter 2006 compared to the same period in 2005 is attributable primarily to the elimination of bulk product sales. In 2005, the Company sold $2.6 million in bulk products from its manufacturing operations. LESCO no longer participates in these sales as the Company sold all of its manufacturing facilities in the fourth quarter of 2005.
     For the first nine months of 2006, sales decreased 31.8% compared to the first nine months of 2005, primarily attributable to: (1) the 59.3% decrease in golf customer sales driven by the elimination of the direct sales representative organization in 2005; (2) $6.1 million of sales, or 9.6%, from bulk product sales in the first nine months of 2005 not repeated in 2006; (3) competitive pricing pressures in fertilizer products; and (4) replacement of a branded, combination and control product line assortment that has high brand awareness to customers in the turf care industry.
     Net sales adjustments: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates, are combined and reported as net sales adjustments. Net sales adjustments were $0.1 million in the third quarters of both 2006 and 2005. For the first nine months, net sales adjustments were $0.3 million and $0.8 million for 2006 and 2005, respectively. The year-over-year reduction of $0.5 million was driven by a decline in the amount of customer rebates corresponding to a decrease in eligible sales.
Gross Profit on Sales:
     Direct Segment gross profit as a percentage of net sales decreased for the third quarter and nine months ended September 30, 2006, compared to the same periods in 2005. The following table summarizes the costs of goods sold and resulting gross profit on sales for 2006 and 2005:

	Three Months Ended September 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$13.1	$16.4	$(3.3)

Direct cost of product (including direct distribution costs)	$(10.4)	$(12.9)	$2.5
% of Net Sales	(79.3)%	(78.5)%	(0.8)%

Indirect supply chain costs	$(1.2)	$(1.1)	$(0.1)
% of Net Sales	(9.1)%	(6.7)%	(2.4)%

Gross Profit	$1.5	$2.4	$(0.9)
% of Net Sales	11.6%	14.8%	(3.2)%

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005	Variance
Net Sales	$43.3	$63.5	$(20.2)

Direct cost of product (including direct distribution costs)	$(33.6)	$(48.5)	$14.9
% of Net Sales	(77.7)%	(76.3)%	(1.4)%

Indirect supply chain costs	$(2.8)	$(5.8)	$3.0
% of Net Sales	(6.4)%	(9.2)%	2.8%

Gross Profit	$6.9	$9.2	$(2.3)
% of Net Sales	15.9%	14.5%	1.4%
     Direct cost of product (including direct distribution costs): Direct cost of product includes, but is not limited to, the purchase price of merchandise sold, freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers, inventory shrink and markdown costs sustained during operations, and vendor rebates obtained upon achievement of contractual purchase volumes. For the third quarter and first nine months of 2006, direct cost of product sold as a percent of net sales increased by 80 basis points and 140 basis points, respectively. This increase is primarily due to the aforementioned higher raw material costs for urea and grass seed and the correlating market pricing pressures.
     Indirect supply chain costs: In 2005, indirect supply chain costs was comprised of warehouse operation costs and warehouse-to-warehouse product transportation costs incurred by the Company for supply chain activities. In 2006, these costs were augmented to include TCS’s general and administrative expenses and profit component. The majority of indirect supply chain costs are relatively fixed expenses. Due to lower-than-expected sales in the third quarter and first nine months of 2006, costs for the Company’s supply chain agreements de-leveraged. However, this de-leveraging effect is offset in the Direct Segment due to the indirect supply chain allocation methodology. Based on its lower percentage of total cost of product sold in the third quarter and first nine months of 2006 than in the comparable periods of 2005, the Direct Segment received a lower allocation of costs incurred.
Selling Expense:
     Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In the third quarter of 2006, selling expense increased $0.5 million to $1.3 million, or 10.1% of net sales, from $0.8 million, or 5.0% of net sales, for the comparable period in 2005. This increased cost is primarily a result of contractual marketing expenses and the addition of direct sales representatives during the third quarter of 2006. For the first nine months of 2006, selling expense was $4.0 million, or 9.3% of net sales, compared to $6.1 million, or 9.7% of net sales, in the same period of 2005. The decrease on the year-over-year basis is mainly attributable to the absence of direct sales representatives in the first half of 2006.
Merchant Discounts and Provision for Doubtful Accounts:
     In the third quarter of 2006, merchant discount fees were flat at $0.3 million compared to the third quarter of 2005, but increased 10 basis points to 2.2% of net sales. Merchant discounts expense includes fees incurred for regular payment terms. With the reduction in sales, merchant discounts decreased $0.2 million in the first nine months of 2006 to $1.3 million, or 2.9% of net sales, versus $1.5 million, or 2.4% of net sales, for the like period of 2005. The 50 basis point increase year-over-year is due to the write-off of customer account balances, service charges, and late fees.
(Loss) Earnings before Interest and Taxes:
     As a result of the elimination of direct sales representatives, the loss of bulk product sales, competitive pricing and product assortment challenges, reduced allocation of indirect supply chain costs, and customer account write-offs, the Direct Segment incurred a loss before interest and taxes of $0.1 million in the third quarter of 2006 versus earnings before interest and taxes of $1.3 million in the comparable period of 2005. These operating factors, the most significant of which is the loss of sales and reduction in selling expenses due to the elimination of the direct sales representatives in 2005, resulted in earnings before interest and taxes of $1.6 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. See management’s discussion regarding the use of EBIT on page 18.
Corporate
     The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, general and administrative expenses, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
Gross Profit on Sales:
     In the third quarter of 2005, the Company recorded a $3.8 million inventory write-off related to the rationalization of its product offering in connection with the supply chain transaction and the restructure of its parts sourcing model.
Selling Expense:
     Corporate selling expense, composed of customer service, bids processing, product registration and merchandising and marketing expenses, declined $0.6 million to $2.7 million in the third quarter of 2006 from $3.3 million in the same period of 2005. For the first nine months of 2006, Corporate selling expense was $8.3 million compared to $9.8 million in the same period of 2005. The majority of the decrease on a quarter-over-quarter and year-over-year basis is the effect of the Company’s outsourcing of certain merchandise and purchasing functions to TCS, resulting in payroll and related benefit cost reductions.

Merchant Discounts and Provision for Doubtful Accounts:
     In the third quarter of 2006, merchant discounts and provision for doubtful accounts expense was flat at $0.7 million compared to the third quarter of 2005. Third quarter 2006 expense reflects $0.1 million of write-offs of uncollectible customer account balances and an additional $0.2 million net provision for doubtful accounts due to the aging of larger customer accounts receivable. In the third quarter of 2006, promotional discount terms were 0.2% of consolidated net sales compared to 0.3% for the same period in 2005.
     For the first nine months of 2006, merchant discounts and provision for doubtful accounts expense was $1.2 million compared to $1.7 million in the same period of 2005. The $0.5 million year-over-year decrease is due to the net reimbursement of previously overcharged fees for promotional activities.
Pre-Opening Expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Pre-opening expense	$472	$534	$(62)	$1,282	$1,264	$18
Number of Service Centers opened during the period	9	9	—	28	20	8
     Pre-opening expense, which consists primarily of real estate broker and legal fees, grand opening advertising, payroll, supplies, distribution, rent, and storage costs, is expensed as incurred and, thus, some costs were incurred in the third quarters of both 2006 and 2005 for stores expected to open in subsequent quarters of each respective year.
General and Administrative Expense:
     In the third quarter of 2006, general and administrative expense decreased $0.5 million to $4.3 million from $4.8 million in the comparable period of 2005. The decrease is due primarily to a $0.4 million benefit from a favorable arbitration judgment.
     General and administrative expense incurred for the first nine months of 2006 and 2005 was $14.7 million and $15.8 million, respectively. The year-over-year favorable payroll, associated payroll benefits, arbitration judgment benefit, and favorable sales and use tax settlement were partially offset by severance costs recorded in the first quarter of 2006 related to the departure of two Company executives.
Supply Chain Transaction:
     Effective October 1, 2005, the Company sold substantially all of its manufacturing and distribution facilities along with related working capital to TCS for $34 million. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. The Company incurred $19.0 million in charges in the third quarter of 2005 due to the transaction, primarily related to impairment of certain assets. For the first nine months of 2005, the Company recorded $19.3 million in costs pertaining to this transaction.
Vendor Contract Termination:
     In the second quarter of 2005, the Company and KPAC Holdings, Inc. reached a settlement through a court-appointed mediator to terminate the supply contract between the two parties. The settlement required the Company to make a cash payment of $0.5 million in excess of an accrual established in 2004.
Other Income/(Expense):

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Other expense	$(1)	$(168)	$167	$(31)	$(114)	$83
Other income	19	139	(120)	186	444	(258)

	$18	$(29)	$47	$155	$330	$(175)

     The decrease in other expense for the third quarter and first nine months of 2006 compared to the same period in 2005 is primarily due to the loss on the 2005 sale of a Wellington, OH property that was no longer used in operating the business. The decrease in other income for the third quarter and first nine months of 2006 compared to the same period in 2005 is mainly a result of the decreased discounts earned on vendor payment terms corresponding to the outsourcing of our supply chain and manufacturing activities.
Interest Income (Expense):
     In the third quarter of 2006, the Company recorded net interest income of $0.1 million versus net interest expense of $0.3 million in the comparable period of 2005. The Company remained in a cash-invested position through the third quarter of 2006 and never drew on its revolving credit agreements during the period. The average debt during the third quarter of 2005 was $17.5 million. On a year-over-year basis for the first nine months ended September 30, net interest expense decreased $0.8 million in 2006 due to significantly reduced borrowings.
Income Taxes and Net Loss:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data)	2006	2005	Change	2006	2005	Change
Loss before income taxes	$(2.3)	$(16.2)	$13.9	$(4.0)	$(11.1)	$7.1
Income taxes:
Current	—	—	—	—	—	—
Deferred	0.7	7.3	(6.6)	1.9	6.5	(4.6)
Change in valuation allowance	(0.7)	(7.3)	6.6	(1.9)	(6.5)	4.6

Net loss	$(2.3)	$(16.2)	$13.9	$(4.0)	$(11.1)	$7.1

Loss per common share:
Diluted	$(0.25)	$(1.82)		$(0.44)	$(1.25)

Basic	$(0.25)	$(1.82)		$(0.44)	$(1.25)

     In accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has established a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $0.7 million and $7.3 million in the third quarter of 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the Company increased its valuation allowance $1.9 million and $6.5 million, respectively.
     As a result of the foregoing factors, including, but not limited to: (1) the disbandment of the direct sales representative organization in 2005; (2) higher raw material costs with correlating market pricing pressures for urea-based and grass seed products; (3) the absence of bulk product sales; (4) product assortment changes; (5) the de-leveraging of indirect supply chain costs; (6) the operating results of new Service Centers and Stores-on-Wheels vehicles opened in 2006 and 2005; and (7) customer account write-off activity, the Company had a pre-tax loss and net loss of $2.3 million, or $0.25 per diluted share, in the third quarter 2006 compared to a pre-tax loss and net loss of $16.2 million, or $1.82 per diluted share, in the same period 2005. Third quarter 2005 results were reduced by $19.8 million, or $2.23 per diluted share, due to the costs of the supply chain transaction, and $3.0 million, or $0.34 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering. For the first nine months of 2006, the Company had a pre-tax loss and a net loss of $4.0 million, or $0.44 per diluted share, compared to pre-tax loss and net loss of $11.1 million, or $1.25 per diluted share, in 2005. The first nine months of 2005 results were reduced by $20.1 million, or $2.27 per diluted share, due to costs related to the supply chain transaction; by $3.0 million, or $0.34 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering; and by $0.5 million, or $0.05 per diluted share, for a vendor settlement.

LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statements of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005
Cash used in operations	$(10.5)	$(18.1)
Cash used in investing activities	(2.0)	(3.4)
Cash provided by financing activities	8.2	20.7

Decrease in cash and cash equivalents	$(4.3)	$(0.8)

     Accounts payable leverage is summarized as follows:

	September 30,		December 31,
(Dollars in millions)	2006	2005	2005
Accounts payable	$86.9	$66.8	$60.6

Inventory	$101.6	$126.9	$80.3

Accounts payable leverage	85.5%	52.6%	75.5%

     Capital Expenditures: Our 2006 capital expenditures can be summarized as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005
Stores
New	$1.5	$1.5
Other	0.1	1.3
Manufacturing facilities	—	0.5
Corporate systems	0.4	0.4

	$2.0	$3.7

     We expect to focus future capital expenditures primarily on Service Centers. We intend to open 35 to 40 new Service Centers in 2006, relocate 15 existing sites to new locations to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations and capital available under the NCBC Facility.
     A new Service Center, on average, requires approximately $50,000 in capital cost and $150,000 to $200,000 in inventory. A new Store-on-Wheels vehicle is merchandised with approximately $105,000 of inventory. Through payment terms with our suppliers, an estimated 75% or more of the inventory costs are leveraged. We anticipate that inventory levels will increase with the opening of new Service Centers, but improvements in supply chain efficiencies, along with continued accounts payable leverage, could mitigate the impact of incremental cash requirements. A new Service Center is expected to achieve break-even operating results during its second full year of operations and to become profitable thereafter. A Stores-on-Wheels vehicle is expected to turn profitable in its second year of operation. Typically, it takes at least five years for Service Centers and Stores-on-Wheels vehicles to achieve a mature level of operating results.

Financing Activities:
     On September 27, 2006, the Company entered into a five-year, $55 million Revolving Credit Facility with National City Business Credit, Inc. (“NCBC Facility”). Effective the same date, the Company terminated its Amended and Restated $50 million Revolving Credit Facility with PNC Bank, N.A. (“PNC Facility”) dated October 7, 2005. The NCBC Facility is secured by inventory, owned receivables, equipment, investment instruments, real property interests, and general intangibles, including intellectual property. For the period beginning September 27, 2006, through the day the Company delivers to the bank its audited financial statements for the year ended December 31, 2006, the NCBC Facility bears interest at either Prime minus 0.50% or LIBOR plus 1.50%. A facility fee of 0.25% is payable on the unused portion of the NCBC Facility. Upon delivery of the Company’s borrowing base certificate dated as of March 31, 2007, and as of the last day of each calendar quarter thereafter, the NCBC Facility will bear interest at either Prime minus 0.50% or LIBOR plus a variable interest rate based on the Company’s calculated borrowing threshold as defined in the NCBC Facility agreement (“Borrowing Threshold”). A facility fee of 0.25% is payable on the unused portion. The amount of funds available under the NCBC Facility is determined by a borrowing base formula calculated based on eligible inventory and eligible accounts receivable less such reserves as National City Business Credit, Inc. deems reasonably appropriate. As of September 30, 2006, there was $48.6 million of availability under the NCBC Facility based on the borrowing base formula. Letters of credit, up to a maximum of $25 million, are also available under the NCBC Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $20.9 million were outstanding as of September 30, 2006, resulting in unused borrowing capacity of $27.7 million. Letter of credit fees under the NCBC Facility are 1.50% from September 27, 2006, through the day the Company delivers its audited financial statements to the bank for the year ended December 31, 2006; subsequent to that date, the fees are variable based on the Company’s Borrowing Threshold with an issuance fee fixed at 0.25%. The Company had no outstanding borrowings under the NCBC facility as of September 30, 2006.
     The NCBC Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. If Borrowing Threshold less outstanding borrowings remains at or above $10 million, the fixed charge coverage ratio will not be tested and cannot constitute an event of default. The Company was in compliance with the NCBC Facility covenants as of September 30, 2006.
     Concurrently with the closing of the NCBC Facility, the Company obtained from GE Capital Financial, Inc. (“GE”) an amendment to the Private Label Business Credit Program Agreement dated as of December 16, 2003, by and between GE and the Company and its subsidiaries, as amended. The amendment, effective through December 31, 2007, eliminates the Company’s fixed charge coverage ratio covenant, but requires the Company to maintain a minimum level of $10 million of available borrowing capacity at the end of each fiscal quarter beginning June 30, 2007.
     At the closing of the NCBC Facility, the Company obtained a $15 million letter of credit in replacement of the $10 million letter of credit that had been securing the Company’s performance under its long-term supply agreement with TCS. For this consideration, TCS committed on September 22, 2006, to forbear until March 31, 2007, from exercising any contractual, legal or equitable remedies against the Company in connection with the financial standards of the long-term supply agreement.
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
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
     During the third quarter of 2006, there were no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2005.

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
     We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “gross sales,” were $2.3 million for the third quarter of 2006 and $6.2 million for the same period in 2005. For the first nine months of 2006 and 2005, sales of consigned inventory were $6.8 million and $16.3 million, respectively. Additionally, we have agency arrangements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $331,000 and $305,000 for the quarters ended September 30, 2006 and 2005, respectively. Commissions for the first nine months of 2006 and 2005 were $759,000 and $629,000, respectively. Revenues generated in transactions for shipping and handling services are included in ‘Net Sales.’ Additionally, the related costs incurred for shipping and handling are included in ‘Cost of Product’ to determine the Company’s ‘Gross Profit on Sales.’ Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. For the third quarters ended September 30, 2006 and 2005, bad debt expense was $454,000 and $110,000, respectively. Bad debt expense for the first nine months of 2006 was $810,000 compared to $180,000 in the same period of 2005. The allowance for doubtful accounts, included in bad debt expense, increased by $152,000 and by $105,000 in the third quarters of 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the allowance for doubtful accounts increased by $248,000 and $176,000, respectively.
Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At September 30, 2006, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $1,500. We maintain a reserve for inventory shrink on a site-specific basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $494,000 at September 30, 2006.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of net income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS 109. In accordance with that standard, the Company has a $17.6 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of September 30, 2006. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
Impairment of Long-Lived Assets
     The Company assesses the recoverability of its long-lived assets by determining whether the depreciation of the remaining balance over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced to fair value. At September 30, 2005, the Company recorded a $14.1 million impairment expense for assets related to its supply chain transaction that occurred in October 2005. The impairment was based on the fair value received for the assets.
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
FORWARD LOOKING STATEMENTS
     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the final resolution of certain contingencies relative to the collection of identified accounts receivable; the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; the Company’s ability to attract quickly and retain direct sales representatives who are respected in the industry and engender customer loyalty; the Company’s ability to satisfy minimum purchase requirements to meet contractual commitments and/or maximize supplier rebates; the Company’s ability to increase sales volume, particularly through its Service Centers, to leverage its capital investment and its direct and indirect supply contracts; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the successful and uninterrupted performance of supply chain services by Turf Care Supply Corp; the Company’s ability to impose price increases on customers without a significant loss in revenues; the timing and volume of customer purchases made during the Company’s early order program promotion; potential rate increases by third-party carriers which affect the cost of delivery of products; changes in existing law; the Company’s ability to effectively market and distribute new products; the success of the Company’s operating plans; any litigation or regulatory proceedings against the Company; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or the results of its operations. As of September 30, 2006, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, for more detailed information regarding market risk.
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
     During the third quarter, management did not identify any changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1(a). RISK FACTORS
     In its Annual Report on Form 10-K for the year ended December 31, 2005, the Company described the risks considered to be the most material to its business. See “Item 1a Risk Factors” on page 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities Exchange Commission on March 16, 2006, for more detailed information regarding risk factors. The following items are considered to be an update to those risks:
Our dependence on one supplier for substantially all consumable products makes us vulnerable to a disruption in the supply of these products.
     Since October 1, 2005, the Company has been providing certain services to aid in the transition to TCS of the administration of the supply chain assets. Some services, including benefits and payroll administration, terminated at the end of 2005. Other services, including accounting, accounts payable, accounts receivable and tax services, were to continue on a month-to-month basis until the earlier of TCS’ cancellation of the services or September 30, 2006. In June 2006, the Company and TCS entered into an agreement extending the term of the Transitional Services Agreement from September 30, 2006, to December 31, 2006, with an option for TCS to extend for an additional six months, if necessary. Additional challenges may arise when TCS assumes full responsibility for the administration of the supply chain assets it purchased from the Company in October 2005. The transition, which was anticipated to be complete by September 30, 2006, will now be delayed.
The golf market has been contracting and the Company has transitioned to a revised model for sales to this sector.
     The golf industry did not respond favorably to the Company’s decision in the first half of 2005 to eliminate direct sales representatives in favor of an expanded fleet of Stores-on-Wheels vehicles. As a result, in July 2006, the Company determined to reinstate a modified direct sales representative organization. The Company’s ability to recover lost sales is dependent on its ability to quickly and effectively attract and retain sales representatives who themselves can attract customers and enhance customer service.

ITEM 2(c). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	COL. A	COL. B	COL. C	COL. D
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs)	Programs
July 1-31, 2006	3,825	$15.71 (1)	3,825	1,404,653 (2)
August 1-31, 2006	—	—	—	1,404,653 (2)
September 1-30, 2006	—	—	—	1,404,653 (2)

Total	3,825	$15.71 (1)	3,825	1,404,653 (2)

(1)	Average price paid per share is presented at gross amount, which includes commission and fees paid to the broker.

(2)	On October 21, 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1.5 million common shares and common share equivalents. This program does not have a planned expiration date.
ITEM 6. EXHIBITS

Exhibits	Exhibit 2(a)	Letter Agreement by and between Turf Care Supply Corp. and LESCO, Inc. dated September 22, 2006 (included as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and incorporated herein by reference).

	Exhibits 3(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

	Exhibits 3(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

	Exhibit 10(a)	Revolving Credit and Security Agreement dated September 27, 2006 (included as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and incorporated herein by reference).

	Exhibit 10(b)	Fourth Amendment to Private Label Business Credit Program Agreement dated September 26, 2006 (included as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and incorporated herein by reference).

	Exhibit 31(a)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 31(b)	Michael A. Weisbarth Rule 13a-14(a)/15d-14(a) Certification

	Exhibit 32(a)	Jeffrey L. Rutherford Section 1350 Certification

	Exhibit 32(b)	Michael A. Weisbarth Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	LESCO, INC.

	By:	/s/ Michael A. Weisbarth

Michael A. Weisbarth
Vice President, Chief Financial Officer and Treasurer