Form 10-K
period 2006-12-31
LESCO INC/OH
filed 2007-03-16
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.  Large accelerated filer  Yes ☐       Accelerated filer  Yes ☑       Non-accelerated filer Yes ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Shares held by nonaffiliates was approximately $113,296,452.

Number of Common Shares outstanding on March 14, 2007:  9,147,068

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

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

The Company has separate information available to report its results in two segments, Stores and Direct. See Management’s Discussion and Analysis (MD&A) and Note 1 of the Consolidated Financial Statements for further discussion and analysis of these segments. We further track our sales by two customer sectors (Lawn and landscape and Golf), by transacting selling location (LESCO Service Center® stores, Stores-on-Wheels® vehicles and direct sales) and product lines. See MD&A for further discussion of customer sectors and transacting selling locations. See discussion of product lines below.

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

Gross sales by product line for the years ended December 31, 2006, 2005, and 2004 are as follows:

	For the Year Ended
	December 31,
	2006	2005	2004
(Dollars in millions)

Fertilizer & combination products	$218.1	$246.0	$231.8
Control products	147.5	158.6	166.6
Equipment, parts & service	61.1	64.2	62.1
Turfgrass seed	87.3	77.2	68.6
Pest control	19.4	20.3	18.6
Other	21.5	16.6	17.8

Gross Sales	$554.9	$582.9	$565.5

Sources of supply.  The Company relies on one supplier, Turf Care Supply Corp. (TCS), to manufacture and source substantially all of its consumable products, which represent over 85% of our sales volume. The Company continues to source hard goods from vendors other than TCS. It is our policy to identify acceptable substitutes for all products we sell and all raw materials used in our products in case an alternate product or raw material is needed. The only exceptions to this policy are our purchase of specialty products and certain equipment items.

Fertilizer and combination products.  We sell a broad assortment of standard blended fertilizers and combination products that combine fertilizer with control products. We also provide custom-blend fertilizer according to customer specifications. Our fertilizers include products for use in the lawn and landscape industry, specialized products for golf course applications, including greens, tees and fairways, and products for trees, shrubs and landscape beds. Fertilizers generally are sold in a granular form, although specialized liquid formulations are also available. The primary raw materials used in the blending of fertilizer are nitrogen, phosphorus, potash and sulfur.

The majority of our fertilizers are formulated with sulfur-coated urea, Poly Plus®. Sulfur-coated fertilizers are manufactured by spraying dry fertilizers first with sulfur, then with a polymer sealant to seal the sulfur and meter the release of nutrients. Sulfur coating produces a gradual release of nutrients over time, which reduces the number of required applications and the risk of over fertilization. Combination products are processed by coating fertilizers with technical-grade herbicides, insecticides or fungicides, providing nutrition to the plant as well as the removal of crabgrass, insects and fungus.

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

Equipment, parts and service.  We source a broad assortment of equipment, including rotary mowers, spreaders, sprayers, aerators and renovation equipment, primarily from Commercial Turf Products, Ltd. (CTP), a subsidiary of MTD Consumer Group, Inc. We believe that the LESCO spreader, first introduced in 1982, is an industry leader in sales to the professional sector of the turf-care market. In addition, we offer a broad assortment of branded handheld power tools produced by third parties. Equipment sales are supported by repair facilities in or near Service Centers and a toll-free hotline staffed by trained technicians. Parts sourcing is fully computerized, and we generally are able to provide overnight parts delivery nationwide. We source replacement parts primarily from Gardner, Inc.

Turfgrass seed.  We market LESCO and other brands of turfgrass seed, most of which are certified by authorities of various states to guarantee the purity of the seed. We contract for the production of turfgrass seed with growers in the Pacific Northwest, Western Canada and New Zealand for cool-season grasses and in California for warm-season grasses. In 2006, we had more than 38,300 production acres under contract in these regions. Our seed line includes 44 proprietary varieties as well as 38 standard blends and mixtures. Our turfgrass seed line, including a variety of mulches and soil amendments, is blended and packaged primarily through contract manufacturers under the LESCO brand.

Pest control.  We offer a full line of pest management products, including LESCO and third-party branded products, all of which are sourced from third-party suppliers. Our assortment includes a number of the top names in the pest management industry. Our offering covers products to manage termites and other wood-destroying pests, general insects, rodents and a complete line of application equipment.

Other.  On a regional basis, our merchandise mix includes ice melt and other snow removal products that are sourced from third-party suppliers. We offer underground irrigation equipment, protective gear, such as goggles, masks and gloves, and hand tools, such as tree pruners, shovels and rakes. We utilize Par Aide Products Co., a leading supplier of golf course accessories, to distribute ball washers, tee markers, sand trap rakes, putting green cups, flags and flagpoles.

Service Centers, Stores-on-Wheels and Direct

Our selling efforts are conducted through three channels within our two operating segments. In some instances, the same customer is serviced through multiple channels. Although the square footage and lease terms of our stores vary, Service Centers generally are approximate 5,600-square-foot facilities leased for a period of five years or more. Approximately 640 standard merchandise items are displayed prominently in our Service Centers and are available for pick up by or delivery to our professional turf care customers. We also offer over 15,000 special order items.

Our Stores-on-Wheels vehicles are a mobile fleet of stores that are stocked with nearly 300 high-volume sales products that are immediately available to golf course superintendents and other caretakers of large areas of landscape. The unique marketing and sales approach of our Stores-on-Wheels vehicles brings the LESCO brand of personal service directly to our customers.

Our direct sales efforts include national account managers and sales representatives who provide agronomic services and build customer relationships with lawn care, including large retailers, and golf customers.

Intellectual Property

We own patents of various durations, trademarks and other intellectual property, and rely on them to protect our interest in products and technology. LESCO Technologies, LLC, a wholly owned subsidiary of LESCO, Inc., owns common law and registered trademarks including, among others, LESCO, ELITE and Poly Plus. LESCO Service Center and LESCO Stores-on-Wheels are registered service marks of LESCO Technologies, LLC. Aim Lawn Products and Professional Turf Products are trademarks licensed to Aim Lawn & Garden Products, Inc.

All intellectual property as a group is important to our business; however, no individual item is material to our operations except the LESCO name.

Product Improvement and Development

We rely primarily on our suppliers to research and develop new turf control products and fertilizers, turf care equipment and golf course accessories and new grass seed varieties. We have a number of agreements with state universities that test turf control products, grass seed varieties and fertilizers.

Competition

We compete with a number of companies within each of our product lines, including national, regional and local distributors, professional turf care product manufacturers, and local nurseries. Some of these national competitors have greater name brand recognition and greater financial and other resources than we do. Our principal competitors for professional turf control, fertilizer and grass seed product lines include: The Andersons Inc.; J.R. Simplot Company; Lebanon Seaboard; Deere & Company; ProSource One; and United Agricultural Products (UAP). Our principal competitors for equipment are Deere & Company, Textron Inc. (Jacobsen), Scag Power Equipment and Toro Company. We compete primarily on the basis of service to customers, product quality, product offering, physical location and price.

Seasonality

Our business is seasonal. Customers in northern states do not have the same year-round requirements for our products as customers in southern states. Nationwide, demand for our products is generally greatest during the second calendar quarter of the year.

Employees

As of December 31, 2006, we had 1,122 full-time employees, of which 902 were involved in sales related activities and 220 in management and administration. Of the total number of full-time employees, 646 were salaried and 476 were hourly employees.

Environmental Matters

The control products we sell are subject to regulation and registration by the Environmental Protection Agency (EPA) and similar regulatory authorities in various states. The process of obtaining such registration may be lengthy and expensive. The labeling and advertising of control products are also subject to EPA regulation. While we generally believe our control product labels and advertising materials are consistent with EPA and state guidelines, there can be no assurance that EPA or state regulations or interpretations thereof may not change in the future or that the EPA or any state will not challenge our labeling or advertising materials.

Fertilizer products are also regulated by state departments of agriculture and generally must be registered or licensed in most states in which they are sold. There can be no assurance that the state regulations or interpretations of those regulations will not change in the future or that our registration in any state will not be challenged. We also are required to obtain licenses and permits from a number of governmental agencies in order to conduct various aspects of our business. These licenses and permits are subject to modification and revocation, which could impair our ability to conduct our business in the manner and at the places it is presently conducted.

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

Securities and Exchange Commission Filings

The Company maintains a website at www.lesco.com. The Company makes available through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such information with or furnishes such information to the Securities and Exchange Commission (SEC).

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

If any of the events described below were to occur, our business, prospects, financial condition and/or results of operations could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common shares could decline, and you could lose all or part of your investment in the Company.

Failure to complete the proposed merger with Deere & Company could adversely affect our business

On February 19, 2007, the Company entered into a definitive merger agreement to be acquired by Deere & Company (Deere) for $14.50 per share in cash. There is no assurance that LESCO’s shareholders will approve and adopt the merger agreement and the transactions contemplated thereby or that other closing conditions will be satisfied. The Company is subject to several risks as a result of the merger agreement, including the following:

•	If the proposed merger is not completed, the price of LESCO common shares may change to the extent that the current market price of our common shares reflects an assumption that the proposed merger will be completed;

•	Certain costs related to the proposed merger, including the fees and/or expenses of legal, accounting and financial advisors, must be paid even if the proposed merger is not completed;

•	Under circumstances defined in the merger agreement, LESCO may be required to pay a termination fee of $4,800,000 if the merger agreement is terminated;

•	The Company’s management and employees’ attention may be diverted from day-to-day operations;

•	Shareholders will receive $14.50 per common share in cash despite any changes in the market value of LESCO common shares; and

•	A failed merger may result in negative publicity and/or a negative impression of the Company in the investment community.

Sales of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

Sales of our products are seasonal. A large percentage of our sales occur during the spring and summer. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. Furthermore, adverse business or economic conditions during our peak selling season could materially adversely affect our business, access to required working capital, financial condition and results of operations.

Weather conditions during our peak selling season could adversely impact our financial results.

Weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall annual sales. Periods of cold and wet weather can slow sales of fertilizer, combination products and control products, while periods of dry, hot weather can decrease pest control product sales. In addition, an abnormally cold spring throughout North America could adversely affect fertilizer combination product and control product sales and, therefore, our results of operations.

Our dependence on one supplier for substantially all consumable products makes us vulnerable to a disruption in the supply of these products.

In 2005, the Company entered into a transition agreement and a long-term supply agreement with TCS pursuant to which this supplier manufactures or sources for us substantially all consumable goods sold by the Company. Consumable goods constituted 85% of our consolidated gross sales for 2006. As a result, any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	the supplier’s breach of our long-term supply agreement;

•	an adverse change in the financial condition of the supplier; or

•	an adverse change in the supplier’s ability to manufacture, source and/or deliver desired products on a timely basis.

The Company has contractual remedies designed to mitigate the risks of TCS’ failure to perform timely or effectively. For example, starting no later than July 1, 2007, TCS must meet specified service levels or it will incur financial penalties. If TCS breaches the supply agreement or terminates it for reasons other than the Company’s breach, the Company will have the option to repurchase the assets previously sold to TCS for a purchase price based on the higher of the depreciated cost or fair market value of the capital assets and certain costs of the inventory. This contingency was designed to mitigate the risk of a catastrophic loss resulting from TCS’ breach or failure to perform.

Since October 1, 2005, the Company has been providing certain services to aid in the transition to TCS of the administration of the supply chain assets. Most services terminated by the end of 2006. TCS has transitioned the vast majority of its operations to its independent systems; however, limited access to the Company’s systems will continue on a month-to-month basis until the earlier of TCS’ cancellation of the services or June 30, 2007. Although minor problems have surfaced, the Company is aware that additional challenges may arise when the transition period ends and TCS assumes full responsibility for administration of the supply chain assets.

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

One of our key business strategies is to expand annually, by 10% to 15% of our existing Service Center base, the number of Service Centers we operate. Our success in executing this program is dependent on our ability to locate and obtain favorable Service Center sites, negotiate acceptable leases for those sites, open new and relocated Service Centers in a timely manner and adapt management information and other operating systems sufficiently to support Service Center expansion in an efficient and profitable manner. Executing this program requires that we attract, hire, train and retain the skilled associates necessary to meet the staffing needs of new Service Center operations in a timely and cost-effective manner.

The golf market has been contracting and the Company has transitioned to a revised model for sales to this sector.

The golf industry did not respond favorably to the Company’s decision in the first half of 2005 to eliminate direct sales representatives in favor of an expanded fleet of Stores-on-Wheels vehicles. In July 2006, the Company determined to reinstate a modified direct sales organization and, as a result, had 25 golf sales representatives employed at December 31, 2006. The Company’s ability to recover lost sales is dependent on its ability to quickly and effectively attract and retain sales representatives who themselves can attract customers and enhance customer service.

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in a highly competitive industry. We compete against numerous other companies, a number of which are established in the industry and have substantially greater financial and other resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors are The Andersons Inc., J.R. Simplot Company, Lebanon Seaboard, Deere & Company, ProSource One and United Agricultural Products.

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

We sell a number of industry-standard, complex chemical products bearing our brand name, including fertilizers, combination, control, and pest control products. On occasion, customers have alleged that some products failed to perform to warranty or expectations or caused damage or injury to individuals or property. Public perception that the turf care industry’s chemicals and products, including those under our brand name, pose health and environmental risks, whether justified or not, could adversely affect the industry and our business, our financial condition and results of our operations.

Compliance with environmental and other public health regulations could increase our costs of doing business and expose us to additional requirements with which we may be unable to comply.

Local, state, federal, and, to a lesser extent, foreign laws and regulations governing turf control products and environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (U.S. EPA) and, in many cases, similar state agencies, before they can be sold. Fertilizer products are also regulated by state agencies and generally must be registered or licensed in most states in which they are sold. The inability to obtain, or the cancellation of, any registration or license could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected.

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

In addition to the regulations already described, local, state and federal agencies regulate the disposal, handling and storage of waste and water discharges from our facilities. As a result of the sale of our supply chain assets to TCS in 2005, the Company no longer owns its former manufacturing and distribution facilities in Martins Ferry, Ohio; Hatfield, Massachusetts; Westfield, Massachusetts; Silverton, Oregon; or Sebring, Florida. Pursuant to the terms of the asset purchase agreement with TCS, we are contractually obligated to indemnify TCS for environmental liabilities at the facilities relating to actions, omissions, events or occurrences prior to the closing date of the sale, and for certain future expenses to be incurred as identified as of the asset purchase agreement date.

For example, in 2003 the Ohio EPA conducted a multimedia inspection at the Martins Ferry facility and noted the potential presence of contaminants beyond acceptable limits in the sanitary and storm water discharges from the facility. The Company believes that all sanitary discharge issues have been resolved with the Ohio EPA (subject to continued monitoring of discharge levels to ensure no significant adverse changes), but the Ohio EPA expects significant reduction of the ammonia content of the plant’s storm water discharge that has not yet been achieved. Although TCS purchased this facility in 2005, the Company remains liable for the costs of achieving compliance with the Ohio EPA’s mandate.

In addition to liability for operations at its former production facilities, the Company continues to have potential liability for activities at its former distribution facilities in Stockton, California; Plano, Texas; North Aurora, Illinois; Anaheim, California; and Windsor, New Jersey. To that end, the Company has been engaged in discussions with state and local agencies to determine the extent of its obligation to remediate the Windsor site.

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

Our business exposes us to potential product liability risks in the distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms. Moreover, any adverse publicity arising from claims made against us, even if the claims are not meritorious, could adversely affect the reputation and sales of our products.

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

Although the Company no longer manufactures its own blended fertilizers and combination products since the sale of its supply chain assets, our long-term supply agreement with TCS establishes the Company’s cost for these products at TCS’ cost plus a defined margin. Accordingly, the Company continues to be subject directly to the variable costs of raw materials, including urea, phosphorous, potash and sulfur, among others. Urea, for example, is the nitrogen source for our fertilizer and combination products and a second derivative of natural gas. As the cost of natural gas has risen in the last few years, our cost of urea has increased substantially as well. Our ability to pass along these additional costs to customers in the form of price increases is critical to our profitability.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

We lease our corporate office facility and own or lease closed distribution and manufacturing facilities. We believe these facilities are well-maintained and adequately insured. The location, principal use, size and status of each of our principal properties as of December 31, 2006 are as follows:

Location(1)	Principal Use	Square Feet	Status

Anaheim, CA	Closed distribution hub	14,780	Leased (2)
North Aurora, IL	Closed distribution hub	74,056	Leased (3)
Stockton, CA	Closed manufacturing facility for fertilizers and turf control products	32,000	Leased (4)
Cleveland, OH	Corporate office	38,643	Leased (5)
Windsor, NJ	Asset held for sale — land previously used as a manufacturing and distribution center, approximately 17 acres	—	Owned

(1)	Does not include Service Centers or Stores-on-Wheels vehicles. As of December 31, 2006, we operated Service Centers in 339 leased facilities. These facilities range in size from 3,400 to 11,200 square feet. As of December 31, 2006, we owned or leased 114 Stores-on-Wheels vehicles.

(2)	Lease term expires in 2008.

(3)	Lease term expires in 2008. In 2007, we intend to use approximately 25,000 square feet of this location as a market delivery center to test pilot the cost efficiency and customer service improvement of delivering product in full truck load quantities into the Chicago area market directly from TCS blending facilities and other third-party suppliers.

(4)	The land is subject to a ground lease that expires in 2011. We have one, five-year renewal option. The facilities located on the land are not owned and have been subleased by the Company.

(5)	Lease term expires in 2010. We have one, five-year renewal option.

Item 3.	Legal Proceedings

In 2003, an administrative complaint was filed against the Company by the State of New York Department of Environmental Conservation (NYSDEC) alleging violation of state law regarding the registration of pesticides. The complaint alleges that the Company distributed 3,400 bags of Dimension® Crabgrass Pre-emergent Plus Fertilizer to one of its retail customers in New York State without having proper registration thereof. The complaint seeks a civil penalty of $3,440,000. NYSDEC filed a similar complaint against the retail customer seeking a civil penalty of $3,440,000. The Company intends to indemnify the retail customer for such claim pursuant to a vendor agreement between the parties. The Company has held discussions with the NYSDEC relative to a settlement.

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

Our common shares are traded on the NASDAQ National Market System under the symbol “LSCO.” The following are the high and low closing prices of our common shares by quarter:

	2006		2005
(Quarter Ended)	High	Low	High	Low

March 31	$18.17	$13.57	$14.85	$12.51
June 30	17.25	14.38	15.50	12.11
September 30	15.97	6.70	16.05	12.35
December 31	9.19	7.00	17.10	14.75

We did not pay dividends in 2006 or 2005. Certain provisions of our previous credit agreement prohibited the Company from paying dividends. The current Revolving Credit Facility (the Facility) allows for the payment of dividends as long as certain conditions are maintained. Under the Facility, the Company may distribute cash dividends or redeem common shares worth up to $30 million in the aggregate over the term of the Facility provided that the Company maintains at least $5 million of available, undrawn borrowing capacity (and up to $10 million for various periods during the year) along with a certain fixed charge coverage ratio and a net worth requirement. However, the terms of the merger agreement with Deere prohibit us from paying dividends.

As of March 14, 2007, there were 1,223 holders of record of our common shares.

See also Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.  Selected Financial Data

Five Year Summary

	For the Year Ended December 31,
	2006	2005	2004	2003	2002

(Dollars in thousands, except per share data)
Net sales	$550,605	$575,745	$561,041	$523,489	$511,705
Cost of product (including distribution costs)	(430,737)	(434,334)	(422,617)	(398,312)	(394,694)

Gross profit on sales	119,868	141,411	138,424	125,177	117,011
Selling expense	(106,914)	(101,840)	(94,570)	(89,336)	(83,877)
General & administrative expense	(17,873)	(23,404)	(24,056)	(24,869)	(28,735)
Merchant discounts and provision for doubtful accounts	(13,129)	(15,928)	(10,757)	(3,238)	(2,645)
Pre-opening expense	(1,831)	(1,904)	(1,290)	(866)	(207)
Supply chain transaction expense	—	(24,039)	—	—	—
Vendor contract termination	—	(474)	(4,404)	—	—
Corporate relocation expense	—	—	(6,878)	—	—
Hurricane/flood expense	—	—	(1,243)	—	—
Loss from sale of accounts receivable	—	—	—	(4,626)	—
Early retirement of debt	—	—	—	(2,333)	(4,550)
Asset rationalization	—	—	—	—	(12,044)
Other expense	(37)	(118)	(272)	(337)	(104)
Other income	224	470	508	1,521	812

(Loss) earnings before interest and taxes	(19,692)	(25,826)	(4,538)	1,093	(14,339)
Interest expense, net	(37)	(856)	(747)	(4,730)	(4,899)

Loss before taxes and cumulative effect of accounting change	(19,729)	(26,682)	(5,285)	(3,637)	(19,238)
Income tax (provision) benefit	—	—	(340)	(1,634)	6,376

Loss before cumulative effect of accounting change	(19,729)	(26,682)	(5,625)	(5,271)	(12,862)
Cumulative effect of accounting change for goodwill charge, net of tax benefit of $2,735	—	—	—	—	(4,597)

Net loss	$(19,729)	$(26,682)	$(5,625)	$(5,271)	$(17,459)

Loss per common share before cumulative effect of accounting change:
Diluted	$(2.16)	$(3.00)	$(0.65)	$(0.63)	$(1.52)
Basic	$(2.16)	$(3.00)	$(0.65)	$(0.63)	$(1.52)

Cumulative effect of accounting change per basic and diluted common share	—	—	—	—	(0.54)
Loss per common share
Diluted	$(2.16)	$(3.00)	$(0.65)	$(0.63)	$(2.06)
Basic	$(2.16)	$(3.00)	$(0.65)	$(0.63)	$(2.06)

Average number of common shares and common share equivalents outstanding:
Diluted	9,121,550	8,887,024	8,696,356	8,550,414	8,519,789
Basic	9,121,550	8,887,024	8,696,356	8,550,414	8,519,789

	December 31,
	2006	2005	2004	2003	2002

(Dollars in thousands)
Balance Sheet Data:
Working capital	$16,522	$34,396	$40,882	$43,302	$49,442
Total assets	$123,200	$130,881	$155,993	$161,365	$204,732
Long-term debt, net of current portion	$—	$—	$—	$5,875	$10,227
Shareholder’s equity	$25,178	$42,758	$66,523	$71,270	$76,933

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Overview

•	Business Segment Results — 2006 vs. 2005

•	Business Segment Results — 2005 vs. 2004

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements

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

We track our customers through two customer sectors: Lawn and landscape and Golf.

Gross sales for these sectors were as follows for each of the past three years:

	2006	2005	2004

(Dollars in millions)
Lawn and landscape	$437.9	$460.6	$425.4
Golf	117.0	122.3	140.1

	$554.9	$582.9	$565.5

Operating decisions made in 2005 and 2006 have had a significant influence on gross sales. In the first half of 2005, the Company eliminated its direct sales representative model in favor of expansion of its Stores-on-Wheels fleet. Gross sales to golf customers were dramatically impacted; sales to golf customers previously supported by a direct sales representative declined $23.2 million in 2005 as compared to 2004 and further decreased by $18.4 million in 2006 compared to 2005. Since the model was disbanded, gross sales to lawn and landscape customers previously supported by a direct sales representative have decreased $10.9 million, the preponderance of which occurred in 2006. In the second half of 2006, the Company implemented a change to its early order program (EOP), a promotion designed to encourage customers to purchase product during October through December for their needs the following spring. The Company extended the EOP promotion into 2007, resulting in a shift of approximately $23 million in comparable sales to 2007, of which approximately $18 million was generated by lawn and landscape customers.

Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as customer relationship management and distribution to the sectors is vastly different and their growth prospects vary significantly.

Our lawn and landscape sector includes all non-golf related customers and is dominated by larger, regional lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector through easily accessible, strategically positioned real estate, where we provide agronomic expertise and products specifically targeted to the lawn and landscape sector through our 339 Service Centers and direct sales associates. We generated $82.0 million of sales through the 114 Service Centers opened in the last four years. We estimate the market for our consumable lawn and landscape products at $7.2 billion, of which $3.5 billion is in the professional sector and $3.7 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to reach nearly 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to hire lawn care professionals due to time or ability constraints, coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.

The golf industry is a smaller market estimated at $1.0 billion and is not expected to grow significantly in the near future. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Furthermore, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. In addition to these external factors, the Company has lost market share in the golf customer sector as a result of the elimination of its direct sales representative organization in the first half of 2005. Although the 114 Stores-on-Wheels vehicles that currently service the golf industry have maintained and/or developed certain customer relationships, the direct sales representative is an important asset to cultivate customer loyalty with expansive product knowledge and personalized customer service. In July 2006, the Company announced its intention to immediately re-establish the direct sales organization. Based on this decision and its implementation, we believe our ability to re-capture market share in this industry is significant over the long-term. By December 31, 2006, the Company had re-deployed 25 golf and nine lawn and landscape sales representatives in key markets to enhance service levels to existing customers and extend its reach to new customers.

The ability to capture incremental market share is limited as distribution of products to the golf industry is dominated by a few national and regional distributors. We currently operate 114 Stores-on-Wheels vehicles that service the golf industry. During 2006, we expanded our fleet by three units from our base of 111 at the end of 2005. The vast majority of the fleet is comprised of smaller, more cost effective vehicles compared to the tractor trailer units that the Company historically operated. We believe that these smaller units will allow us to expand the concentration of our customer base beyond the golf customer.

Historically, we operated three business lines that consumed capital: selling product, manufacturing and distribution operations (supply chain) and credit financing. Based upon the opportunities that were available in our customer sectors and opportunities for improvement in our financial performance, we embarked in 2002 on a strategy to reposition LESCO in order to capitalize more effectively on our opportunities. In 2003, LESCO outsourced its credit financing to GE Capital Financial Inc., dba GE Business Credit Services (GEBCS). The fourth quarter of 2005 marked the culmination of the Company’s strategic effort to sell its manufacturing and distribution assets. The assets were sold to TCS along with the related working capital for $34 million. The supply chain assets sold included all four of LESCO’s blending facilities and the majority of the Company’s warehouse and distribution centers. LESCO recorded a charge of $24.0 million related to the transaction for the loss on sale of assets, lease terminations and service fees including banking, legal and insurance costs. There were four distribution facilities that were not purchased by TCS and subsequently were closed by LESCO as of December 31, 2005. The Company recorded $2.2 million in closing costs and asset impairment expense for these facilities. Concurrently with the execution of the sale agreement, the Company entered into a long-term supply contract with TCS that includes, among other terms, negotiated pricing, access to blending capacity, service level requirements and built-in cost reduction incentives.

On February 19, 2007, we entered into a definitive merger agreement with Deere and Deere Merger Sub, Inc., a wholly owned subsidiary of Deere, pursuant to which each outstanding common share of the Company will be converted into the right to receive $14.50 in cash. Each outstanding option to purchase common shares, whether vested or unvested, will become fully vested and will be converted into the right to receive an amount in cash equal to the product of: (x) the total number of common shares represented by the option and (y) the excess, if any, of the merger consideration over the exercise price per share of the option, less tax withholdings. In addition, each award of restricted common shares will become fully vested and will be converted into the right to receive the merger consideration. Each deferred compensation unit held by directors or former directors will become fully vested and will entitle the holder thereof to receive an amount in cash equal to the merger consideration in respect of each common share underlying the particular unit, less tax withholdings.

Holders of common shares of the Company will be asked to vote on the proposed transaction at a special meeting that will be held on a date to be announced. The merger is conditioned on, among other things, the adoption of the merger agreement by the Company’s shareholders, regulatory approvals and the absence of a change having a material adverse effect with respect to the Company between the date of the merger agreement and closing. The parties currently expect that the merger will be completed during the second calendar quarter of 2007.

BUSINESS SEGMENT RESULTS — 2006 vs. 2005

Concurrently with the sale of supply chain assets to TCS in 2005, LESCO revised its segment reporting. The Company now manages the business utilizing two business segments — Stores and Direct, which are supplemented by Corporate support functions.

The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflects the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity. EBIT should not be considered an alternative to net income or loss or any other measure of performance calculated in accordance with GAAP.

SEGMENT INCOME STATEMENT

	For the Year Ended December 31,
	Stores		Direct		Corporate		Total
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$498.1	$499.5	$52.5	$76.2	$—	$—	$550.6	$575.7
Direct cost of product (including direct distribution costs)	(348.6)	(343.0)	(41.1)	(61.0)	—	(6.2)	(389.7)	(410.2)
% to Net sales	(70.0)%	(68.7)%	(78.3)%	(80.0)%			(70.8)%	(71.2)%
Indirect supply chain costs	(37.6)	(17.8)	(3.5)	(6.3)	—	—	(41.1)	(24.1)
% to Net sales	(7.5)%	(3.5)%	(6.7)%	(8.3)%			(7.5)%	(4.2)%

Gross profit on sales	111.9	138.7	7.9	8.9	—	(6.2)	119.8	141.4
% to Net sales	22.5%	27.8%	15.0%	11.7%			21.7%	24.6%
Selling expense	(89.9)	(82.8)	(5.6)	(5.6)	(11.4)	(13.4)	(106.9)	(101.8)
% to Net sales	(18.1)%	(16.6)%	(10.7)%	(7.3)%			(19.4)%	(17.7)%
Merchant discounts and provision for doubtful accounts	(9.4)	(8.4)	(1.7)	(1.9)	(2.0)	(5.6)	(13.1)	(15.9)
% to Net sales	(1.9)%	(1.7)%	(3.2)%	(2.5)%			(2.4)%	(2.8)%
Pre-opening expense	—	—	—	—	(1.8)	(1.9)	(1.8)	(1.9)
% to Net sales	—	—	—	—			(0.3)%	(0.3)%
General & administrative expense	—	—	—	—	(17.9)	(23.4)	(17.9)	(23.4)
% to Net sales	—	—	—	—			(3.2)%	(4.1)%
Supply chain transaction					—	(24.0)	—	(24.0)
% to Net sales	—	—	—	—			—	(4.2)%
Vendor contract termination	—	—	—	—	—	(0.5)	—	(0.5)
% of Net sales	—	—	—	—			—	(0.1)%
Other income, net	—	—	—	—	0.2	0.3	0.2	0.3
% to Net sales	—	—	—	—			0.0%	0.1%

Earnings (loss) before interest and taxes	$12.6	$47.5	$0.6	$1.4	$(32.9)	$(74.7)	$(19.7)	$(25.8)

% to Net sales	2.5%	9.5%	1.1%	1.8%			(3.6)%	(4.5)%
Interest expense, net							—	(0.9)
% to Net sales							—	(0.2)%

Loss before taxes							(19.7)	(26.7)
% to Net sales							(3.6)%	(4.6)%
Income taxes							—	—
% to Net sales							—	—

Net loss							$(19.7)	$(26.7)

% to Net sales							(3.6)%	(4.6)%

SALES BY CUSTOMER SECTOR AND TRANSACTING SELLING LOCATIONS

The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,
	2006			2005			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
(Dollars in millions)	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total

Lawn and landscape	$391.4	$46.5	$437.9	$391.6	$69.0	$460.6	(0.1)%	(32.6)%	(4.9)%
Golf	110.5	6.5	117.0	113.1	9.2	122.3	(2.3)%	(29.3)%	(4.3)%

Gross sales	501.9	53.0	554.9	504.7	78.2	582.9	(0.6)%	(32.2)%	(4.8)%
Net sales adjustments (a)	(3.8)	(0.5)	(4.3)	(5.2)	(2.0)	(7.2)	26.9%	75.0%	40.3%

Net sales	$498.1	$52.5	$550.6	$499.5	$76.2	$575.7	(0.3)%	(31.1)%	(4.4%)

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.

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

Sales:

The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,
	2006			2005			% Change
	Service	Stores		Service	Stores		Service	Stores
(Dollars in millions)	Centers	on Wheels	Total	Centers	on Wheels	Total	Centers	on Wheels	Total

Lawn and landscape	$388.7	$2.7	$391.4	$388.1	$3.5	$391.6	0.2%	(22.9)%	(0.1)%
Golf	42.0	68.5	110.5	35.8	77.3	113.1	17.3%	(11.4)%	(2.3)%

Gross sales	430.7	71.2	501.9	423.9	80.8	504.7	1.6%	(11.9)%	(0.6)%
Net sales adjustments	(0.9)	(2.9)	(3.8)	(2.4)	(2.8)	(5.2)	62.5%	(3.6)%	26.9%

Net sales	$429.8	$68.3	$498.1	$421.5	$78.0	$499.5	2.0%	(12.4)%	(0.3)%

Service Centers:  Service Center gross sales reflect sales transacted through 339 Service Centers in operation as of December 31, 2006, including the 35 new Service Centers opened during 2006. The total net sales increase of 2.0% in 2006 reflects a same-store (defined as stores opened prior to 2005) decrease of 4.2% offset by growth of 6.1% from new 2005 and 2006 Service Center sales of $32.3 million. Comparing 2006 to 2005, a more competitive pricing environment in urea-based products, primarily blended fertilizers and combination products, has led to growth of only 3.2% in these combined categories. While sales of seed grew 17.8%, unseasonably warm weather conditions led to a decrease of over 50% in ice melt product sales on a year-over-year basis. Additionally, the disbandment of the direct sales representative organization in the first half of 2005 had a negative effect on sales in 2006. Service Center sales to customers previously called on by a direct sales representative declined $13.9 million, or 15.4%, on a year-over-year basis. Furthermore, based on customer preference and an initiative to reduce promotional costs, the Company extended into 2007 its promotional early order program (EOP), which historically occurred from October through December, resulting in a shift of approximately $23 million in comparable EOP sales into 2007. In 2007, we plan to add at least 20 Service Centers to our 2006 store base. Below is a summary of 2006 and 2005 Service Center net sales by period opened:

	For the Year Ended December 31,
			Variance
(Dollars in millions)	2006	2005	Dollars	%

Stores opened:
Prior to 2003	$347.9	$366.4	$(18.5)	(5.0)%
2003	21.8	23.5	(1.7)	(7.2)%
2004	27.8	25.1	2.7	10.8%

Comparative stores	397.5	415.0	(17.5)	(4.2)%
2005	23.4	6.5	16.9	260.0%
2006	8.9	—	8.9	100.0%

Total	$429.8	$421.5	$8.3	2.0%

Included in the 2005 sales results are $1.1 million of corporate-originated sales of product, including sales of product damaged in third-party storage facilities.

Stores-on-Wheels:  Stores-on-Wheels gross sales for 2006 reflect sales transacted through 114 Stores-on-Wheels vehicles in operation as of December 31, 2006, including the three new vehicles placed into service during 2006. The total net sales decrease of 12.4% in 2006 was predominantly driven by the loss in sales to customers supported by direct sales representatives. Stores-on-Wheels sales to customers previously called on by a direct sales representative declined $9.7 million, or 17.8%, on a year-over-year basis.

Net sales adjustments:  The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sale adjustments, combined with freight revenue (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates decreased $1.4 million to $3.8 million in 2006 compared to 2005. The decrease on a year-over-year basis was primarily driven by reduced customer rebates corresponding to a decrease in eligible sales.

Gross Profit on Sales:

Stores Segment gross profit as a percentage of net sales decreased to 22.5% in 2006 from 27.8% in 2005. The following table summarizes the costs of goods sold and correlating gross profit on sales for 2006 and 2005:

	For the Year Ended December 31,
(Dollars in millions)	2006	2005	Variance

Net sales	$498.1	$499.5	$(1.4)
Direct cost of product (including direct distribution costs)	$(348.6)	$(343.0)	$(5.6)
% of Net sales	(70.0)%	(68.7)%	(1.3)%
Indirect supply chain costs	$(37.6)	$(17.8)	$(19.8)
% of Net sales	(7.5)%	(3.5)%	(4.0)%
Gross profit on sales	$111.9	$138.7	$(26.8)
% of Net sales	22.5%	27.8%	(5.3%)

Direct cost of product (including direct distribution costs):  Direct cost of product includes, but is not limited to, the purchase price of merchandise sold; freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers; inventory shrink and markdown costs sustained during operations; and vendor rebates obtained upon achievement of contractual purchase volumes. During 2006, direct cost of product sold as a percent of net sales increased by 130 basis points. This increase is due primarily to higher raw material costs for urea, the nitrogen source for blended fertilizers and combination products, and for grass seed. Urea, which can represent approximately 9% to 11% of our cost of sales, is a second derivative of natural gas and its cost fluctuates in a manner similar to the cost of natural gas. For 2006 and 2005, we entered into annual contracts with a urea supplier to fix the cost of a majority of our urea needs at a price designed to reflect the prevailing market rate. The increase in contracted urea cost was approximately 37% for 2006 compared to 2005. Moreover, in 2006, the prevailing market rate for urea averaged 15% below our contracted rate, thus creating downward pricing pressure on our products and further reducing by approximately $6.4 million the gross profit earned on sales. Additionally, higher-than-anticipated seed costs due to a soft harvest in fescue seed in the third quarter of 2006 resulted in reduced margins as the cost increases could not be passed through to customers due to prior pricing commitments.

Indirect supply chain costs:  In 2005, indirect supply chain costs was comprised of warehouse operation costs and warehouse-to-warehouse product transportation costs incurred by the Company for supply chain activities. In 2006, these costs were augmented to include the costs under the TCS supply agreement. The majority of indirect supply chain costs are relatively fixed expenses. Due to lower-than-expected sales in 2006, costs for the Company’s supply chain agreements de-leveraged. Indirect supply chain costs are allocated to the operating segments based on the cost of product sold; consequently, the Stores Segment received a higher allocation due to its higher percentage of total cost of product sold in 2006 than in 2005.

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

Gross Profit per Square Foot of Service Centers

	For the Year Ended December 31,
	2006		2005
	Number	Gross Profit	Number	Gross Profit per
	of Stores	per Square Foot	of Stores	Square Foot

Class of 2006	35	$8.92	—	$—
Class of 2005	31	$36.19	31	$7.73
Class of 2004	27	$44.46	27	$37.74
Class of 2003	21	$55.92	21	$53.83
Prior to 2003	225	$83.29	226	$81.98
Total per square foot leased		$65.86		$67.97

The average decrease of $2.11 per square foot leased on a year-over-year basis is the result of: (1) lower gross profit productivity in the stores opened in 2005 and 2006, as these stores added over 388,000 square feet of rental space to our real estate portfolio and have not yet achieved a mature level of operating results; (2) loss of sales and related gross profit in 2006 from customers supported by a direct sales representative in the first six months of 2005; (3) higher raw material costs for urea and grass seed combined with correlating market pricing pressure; (4) the shift of a portion of EOP sales and related gross profit from 2006 into 2007; and (5) sales and corresponding gross profit cannibalization of existing Service Centers by newer stores. As the Company continues to increase its Service Center footprint in existing markets, the “Prior to 2003” gross profit on sales per square foot metric will be negatively impacted due to sales cannibalization from new locations.

Selling Expense:

Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels vehicles, and field management. The increase of $7.1 million, or 1.5% of net sales, to $89.9 million, or 18.1% of net sales, in 2006 is primarily attributable to an incremental $8.4 million for new Service Center and Stores-on-Wheels vehicle openings in 2006 and 2005. This increase was partially offset by a decline in expenses for incentive compensation and national sales meetings.

Merchant Discounts and Provision for Doubtful Accounts:

For 2006, merchant discounts increased by $1.0 million, or 20 basis points, to $9.4 million year-over-year as regular payment terms were 1.9% of net sales compared to 1.7% of net sales for 2005. The increase as a percent of net sales in 2006 is a result of higher discount rates corresponding to rising interest rates, customers’ shift to national bank cards, and increased write-offs of customer accounts, service fees, and/or late charges. National bank card usage increased to 15.8% of sales in 2006 from 10.4% in 2005.

(Loss) Earnings before Interest and Taxes:

During 2006, LESCO increased its Service Center base by 11%, adding a net 34 Service Centers to its base of 305 stores at the end of 2005. Management views new Service Centers as a significant means to leverage the Company’s cost base and grow earnings consistently over the long term. The Company expects to open at least 20 additional Service Centers in 2007. Below are the operating results for 2006 compared to 2005 for all Service Centers opened during 2003, 2004, 2005, and 2006:

	For the Year Ended December 31,
	2006					2005
	Class of	Class of	Class of	Class of		Class of	Class of	Class of
	2006	2005	2004	2003		2005	2004	2003
	(35 Stores)	(31 Stores)	(27 Stores)	(21 Stores)	Total	(31 Stores)	(27 Stores)	(21 Stores)	Total

(Dollars in thousands)
Net sales	$8,868	$23,411	$27,764	$21,796	$81,839	$6,539	$25,157	$23,524	$55,220
Direct cost of product (including distribution costs)	(7,025)	(16,845)	(20,238)	(15,532)	(59,640)	(5,136)	(18,769)	(17,494)	(41,399)

Gross profit on sales	1,843	6,566	7,526	6,264	22,199	1,403	6,388	6,030	13,821
Selling expense	(3,837)	(6,244)	(5,522)	(3,934)	(19,537)	(2,939)	(5,605)	(4,156)	(12,700)
Merchant discount expense	(140)	(400)	(509)	(408)	(1,457)	(120)	(413)	(400)	(933)

(Loss) earnings before interest and taxes	$(2,134)	$(78)	$1,495	$1,922	$1,205	$(1,656)	$370	$1,474	$188

As a result of the foregoing factors, including decreased sales and gross profit from: (1) the disbandment of the direct sales representative organization in 2005; (2) higher raw material costs with correlating market pricing pressures for urea-based and grass seed products; and (3) the shift of a portion of EOP sales from 2006 into 2007, combined with the de-leveraging of indirect supply chain costs, and the operating results of the new Service Centers and Stores-on-Wheels vehicles opened in 2006 and 2005, the Stores Segment had earnings before interest and taxes of $12.6 million in 2006 versus $47.5 million in 2005. The 2005 results reflect an additional $3.9 million in costs related to the expansion of the Stores-on-Wheels model. See management’s discussion regarding the use of EBIT on page 15.

Direct Segment

The Direct Segment consists of direct (non-store) sales to national account customers, including large retailer accounts, along with the operations of the Company’s direct sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.

Sales:

The following table provides supplemental detail of sales by customer sector:

	For the Year Ended December 31,
	2006	2005	% Change

(Dollars in millions)
Lawn and landscape	$46.5	$69.0	(32.6)%
Golf	6.5	9.2	(29.3)%

Gross sales	53.0	78.2	(32.2)%
Net sales adjustments	(0.5)	(2.0)	75.0%

Net sales	$52.5	$76.2	(31.1)%

Direct Segment:  All gross sales reflect sales transacted as direct (non-store) sales with our national account customers, including large retailer accounts, along with the operations of our direct sales representatives. For 2006, sales decreased $19.1 million compared to 2005, primarily attributable to: (1) the 32.2% decrease in lawn and landscape and golf customer sales driven by the elimination of the direct sales representative organization in 2005; (2) competitive pricing pressures in fertilizer products; and (3) replacement of a branded, combination and control product line assortment that has high brand awareness to customers in the turf care industry. In addition, $6.1 million of bulk product sales from the 2005 manufacturing operations were not repeated in 2006 due to the sale of the manufacturing facilities in the fourth quarter of 2005.

Net sales adjustments:  Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates are combined and reported as net sales adjustments. Net sales adjustments were $0.5 million and $2.0 million for 2006 and 2005, respectively. The year-over-year reduction of $1.5 million was driven by a decline in the amount of customer rebates corresponding to a decrease in eligible sales.

Gross Profit on Sales:

Direct Segment gross profit as a percentage of net sales increased to 15.0% in 2006 from 11.7% in 2005. The following table summarizes the costs of goods sold and resulting gross profit on sales for 2006 and 2005:

	For the Year Ended
	December 31,
	2006	2005	Variance

(Dollars in millions)
Net sales	$52.5	$76.2	$(23.7)
Direct cost of product (including direct distribution costs)	$(41.1)	$(61.0)	$19.9
% of Net sales	(78.3)%	(80.0)%	1.7%
Indirect supply chain costs	$(3.5)	$(6.3)	$2.8
% of Net sales	(6.7)%	(8.3)%	1.6%
Gross profit on sales	$7.9	$8.9	$(1.0)
% of Net sales	15.0%	11.7%	3.3%

Direct cost of product (including direct distribution costs):  Direct cost of product includes, but is not limited to, the purchase price of merchandise sold, freight expenses incurred on goods sold for the shipment of such goods to selling locations and delivery to customers, inventory shrink and markdown costs sustained during operations, and vendor rebates obtained upon achievement of contractual purchase volumes. For 2006, direct cost of product sold as a percent of net sales improved by 170 basis points. This improvement is primarily due to the negotiation of more favorable customer contracts and/or pricing to improve LESCO’s return on investment offset by the aforementioned higher raw material costs for urea and grass seed and the correlating market pricing pressures.

Indirect supply chain costs:  In 2005, indirect supply chain costs was comprised of warehouse operation costs and warehouse-to-warehouse product transportation costs incurred by the Company for supply chain activities. In 2006, these costs were augmented to include the costs under the TCS supply agreement. The majority of indirect supply chain costs are relatively fixed expenses. Due to lower-than-expected sales in 2006, costs for the Company’s supply chain agreements de-leveraged. However, this de-leveraging effect is offset in the Direct Segment due to the indirect supply chain allocation methodology. Based on its lower percentage of total cost of product sold in 2006 than in 2005, the Direct Segment received a lower allocation of costs incurred.

Selling Expense:

Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In 2006, selling expense compared to 2005 remained at $5.6 million, but increased 340 basis points to 10.7% of net sales in 2006 compared to 7.3% of net sales in 2005. Selling expense in 2006 includes increased contractual marketing expenses and the addition of 34 direct sales representatives due to the reinstatement of the direct sales representative model in the third quarter of 2006. The model had been disbanded in the first half of 2005.

Merchant Discounts and Provision for Doubtful Accounts:

In 2006, merchant discount fees were $1.7 million, or 3.2% of net sales, compared to $1.9 million, or 2.5% of net sales, in 2005. Merchant discounts expense includes fees incurred for regular payment terms. With the reduction in sales, merchant discounts decreased $0.2 million. The 70 basis point increase year-over-year is due to the 2006 write-offs of customer account balances, service charges, and late fees.

Earnings before Interest and Taxes:

As a result of the second quarter 2005 elimination and the third quarter 2006 reinstatement of direct sales representatives, the loss of bulk product sales, competitive pricing and product assortment challenges, reduced allocation of indirect supply chain costs, and customer account write-offs, the Direct Segment had earnings before interest and taxes of $0.6 million for 2006 compared to $1.4 million for 2005. See management’s discussion regarding the use of EBIT on page 15.

Corporate

The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, general and administrative expenses, any charges from the manufacturing and distribution facilities, marketing costs, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels, and other expenses that are not allocated to the Stores and Direct segments.

Gross Profit on Sales:

In 2005, the Company recorded a $6.2 million charge for inventory write-offs related to the rationalization of its product offering in connection with the supply chain transaction and the restructuring of its parts sourcing model.

Selling Expense:

Corporate selling expense, comprised of customer service, bids processing, product registration and merchandising and marketing expenses, declined $2.0 million to $11.4 million in 2006 from $13.4 million in 2005. The majority of the decrease on a year-over-year basis is the effect of the Company’s outsourcing of certain merchandise and purchasing functions to TCS, resulting in payroll and related benefit cost reductions.

Merchant Discounts and Provision for Doubtful Accounts:

Merchant discounts and provision for doubtful accounts expense was $2.0 million in 2006 compared to $5.6 million in 2005. The $3.6 million year-over-year decrease is primarily due to a $3.4 million reduction of promotional discount term fees based on the shift in a portion of EOP sales from the fourth quarter of 2006 into the first half of 2007 and a $0.5 million net reimbursement of previously overcharged fees for promotional activities offset by the write-off of uncollectible customer account balances.

Pre-Opening Expense:

	For the Year Ended December 31,
	2006	2005	Change

(Dollars in millions)
Pre-opening expense	$1.8	$1.9	$(0.1)

Number of Service Centers opened during the period	35	31	4

Pre-opening expense, which consists primarily of real estate broker and legal fees, grand opening advertising, payroll, supplies, third-party consulting fees, distribution, rent, and storage costs, is expensed as incurred. In 2006 and 2005, pre-opening expense was approximately $52,000 per new Service Center opening.

General and Administrative Expense:

General and administrative expense decreased by $5.5 million in 2006 to $17.9 million, or 3.2% of consolidated net sales, compared to $23.4 million, or 4.1% of consolidated net sales, in 2005. Based on the supply chain transaction, a decrease in associate headcount has resulted in a reduction in payroll and corresponding benefit expense. Additionally, the Company received a net $0.4 million arbitration judgment benefit and a $0.6 million favorable sales and use tax settlement which were partially offset by $0.5 million of severance costs recorded in the first quarter of 2006 related to the departure of two Company executives.

Other Expense/(Income):

	For the Year Ended December 31,
	2006	2005	Change

(Dollars in millions)
Other expense	$—	$0.1	$(0.1)
Other income	(0.2)	(0.4)	0.2

	$(0.2)	$(0.3)	$0.1

The decrease in other expense for 2006 compared to 2005 is primarily due to a loss on the 2005 sale of a Wellington, OH property that was no longer used in operating the business. The decrease in other income for 2006 compared to 2005 is mainly the result of decreased cash discounts earned on vendor payment terms corresponding to the outsourcing of supply chain and manufacturing activities.

Interest Expense:

	For the Year Ended
	December 31,
	2006	2005	Change

(Dollars in millions)
Interest expense, net	$—	$0.9	$(0.9)

Interest expense, net, decreased $0.9 million in 2006 as compared to 2005. The Company ended 2006 in a borrowing position of $30.0 million, compared to the last day of 2005 when the Company had no short-term borrowings; however, borrowings throughout 2006 were significantly reduced compared to the previous fiscal year.

Income Taxes and Net Loss:

	For the Year Ended
	December 31,
	2006	2005	Change

(Dollars in millions, except per share data)
Loss before income taxes	$(19.7)	$(26.7)	$7.0
Income taxes:
Current	—	—	—
Deferred	7.1	9.5	(2.4)
Change in valuation allowance	(7.1)	(9.5)	2.4

	—	—	—

Net loss	$(19.7)	$(26.7)	$7.0

Loss per common share:
Diluted	$(2.16)	$(3.00)

Basic	$(2.16)	$(3.00)

As a result of the foregoing factors, including, but not limited to: (1) the disbandment of the direct sales representative organization in 2005; (2) higher raw material costs with correlating market pricing pressures for urea-based and grass seed products; (3) the absence of bulk product sales; (4) product assortment changes; (5) the shift in a portion of EOP sales from the fourth quarter of 2006 to the first half of 2007; (6) the de-leveraging of indirect supply chain costs; (7) the operating results of new Service Centers and Stores-on-Wheels vehicles opened in 2006 and 2005; and (8) customer account write-off activity, the Company had a pre-tax loss and net loss of $19.7 million, or $2.16 per diluted share, in 2006 compared to a pre-tax loss and net loss of $26.7 million, or $3.00 per diluted share, in 2005.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has established a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $7.1 million and $9.5 million in 2006 and 2005, respectively.

The impact of the valuation allowance decreased the Company’s income tax benefit by $7.1 million and $9.5 million and increased the loss per diluted share by $0.78 and $1.07 for the years ended December 31, 2006 and 2005, respectively.

BUSINESS SEGMENT RESULTS — 2005 vs. 2004

With the Company’s sale of its supply chain assets, LESCO realigned its reporting segments as Stores and Direct, which are supplemented by Corporate support functions.

The following are the operating results of each of our operating segments. Earnings before interest and taxes (EBIT) is a non-GAAP financial measure that reflects our earnings before the payment of interest on indebtedness and taxes. We use EBIT as a measure of the profitability of our segments because it excludes the effects of our capitalization structure and taxes. Interest and taxes are accounted and paid for on a consolidated Company basis. Neither capitalization structure nor taxes reflects the efficiency of the operation of our segment assets. Additionally, we use EBIT in determining whether to finance a project with debt or equity. EBIT should not be considered an alternative to net income or loss or any other measure of performance calculated in accordance with GAAP.

SEGMENT INCOME STATEMENT

	For the Year Ended December 31,
	Stores		Direct Sales		Corporate		Total
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$499.5	$452.4	$76.2	$108.6	$—	$—	$575.7	$561.0
Cost of Product (including distribution costs)	(360.8)	(329.4)	(67.3)	(92.4)	(6.2)	(0.8)	(434.3)	(422.6)

Gross profit on sales	138.7	123.0	8.9	16.2	(6.2)	(0.8)	141.4	138.4
% to Net sales	27.8%	27.2%	11.7%	14.9%			24.6%	24.7%
Selling expense	(82.8)	(68.3)	(5.6)	(13.2)	(13.4)	(13.1)	(101.8)	(94.6)
% to Net sales	(16.6)%	(15.1)%	(7.3)%	(12.2)%			(17.7)%	(16.9)%
Merchant discounts	(8.4)	(6.3)	(1.9)	(1.7)	(5.6)	(2.7)	(15.9)	(10.7)
% to Net sales	(1.7)%	(1.4)%	(2.5)%	(1.6)%			(2.8)%	(1.9)%
Pre-opening expense	—	—	—	—	(1.9)	(1.2)	(1.9)	(1.2)
% to Net sales	—	—	—	—			(0.3)%	(0.2)%
General & administrative expense	—	—	—	—	(23.4)	(24.1)	(23.4)	(24.1)
% to Net sales	—	—	—	—			(4.1)%	(4.3)%
Supply chain transaction expense	—	—	—	—	(24.0)	—	(24.0)	—
% to Net sales	—	—	—	—			(4.2)%	—
Vendor contract termination	—	—	—	—	(0.5)	(4.4)	(0.5)	(4.4)
% to Net sales	—	—	—	—			(0.1)%	(0.8)%
Corporate relocation expense	—	—	—	—	—	(6.9)	—	(6.9)
% to Net sales	—	—	—	—			—	(1.2)%
Hurricane/flood expense	—	—	—	—	—	(1.2)	—	(1.2)
% to Net sales	—	—	—	—			—	(0.2)%
Other income, net	—	—	—	—	0.3	0.2	0.3	0.2
% to Net sales	—	—	—	—			0.1%	0.0%

Earnings (loss) before interest and taxes	$47.5	$48.4	$1.4	$1.3	$(74.7)	$(54.2)	(25.8)	(4.5)

% to Net sales	9.5%	10.7%	1.8%	1.2%			(4.5)%	(0.8)%
Interest expense, net							(0.9)	(0.8)
% to Net sales							(0.2)%	(0.1)%

Loss before taxes							(26.7)	(5.3)
% to Net sales							(4.6)%	(0.9)%
Income tax provision							—	(0.3)
% to Net sales							—	(0.1)%

Net loss							$(26.7)	$(5.6)

% to Net sales							(4.6)%	(1.0)%

SALES BY CUSTOMER SECTOR AND TRANSACTING SELLING LOCATIONS

The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,
	2005			2004			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total
(Dollars in millions)

Lawn and landscape	$391.6	$69.0	$460.6	$352.6	$72.8	$425.4	11.1%	(5.2)%	8.3%
Golf	113.1	9.2	122.3	105.4	34.7	140.1	7.3%	(73.5)%	(12.7)%

Gross sales	504.7	78.2	582.9	458.0	107.5	565.5	10.2%	(27.3)%	3.1%
Net sales adjustments (a)	(5.2)	(2.0)	(7.2)	(5.6)	1.1	(4.5)	7.1%	281.8%	(60.0)%

Net sales	$499.5	$76.2	$575.7	$452.4	$108.6	$561.0	10.4%	(29.8)%	2.6%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and rebates.

Stores Segment

Sales:

The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	For the Year Ended December 31,
	2005			2004			% Change
	Service	Stores		Service	Stores		Service	Stores
	Centers	on Wheels	Total	Centers	on Wheels	Total	Centers	on Wheels	Total
(Dollars in millions)

Lawn and landscape	$388.1	$3.5	$391.6	$349.9	$2.7	$352.6	10.9%	29.6%	11.1%
Golf	35.8	77.3	113.1	34.5	70.9	105.4	3.8%	9.0%	7.3%

Gross sales	423.9	80.8	504.7	384.4	73.6	458.0	10.3%	9.8%	10.2%
Net sales adjustments	(2.4)	(2.8)	(5.2)	(0.1)	(5.5)	(5.6)	(2300.0)%	49.1%	7.1%

Net sales	$421.5	$78.0	$499.5	$384.3	$68.1	$452.4	9.7%	14.5%	10.4%

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

Stores-on-Wheels:  Stores-on-Wheels’ gross sales for the year reflect sales transacted through our 111 Stores-on-Wheels vehicles in operation as of December 31, 2005, which includes the 38 new vehicles placed into service during 2005. The total gross sales increase of 9.8% in 2005 was predominantly driven by the incremental units on a year-over-year basis. The vast majority of the new Stores-on-Wheels vehicles were added in markets where LESCO already had a presence through an existing Stores-on-Wheels vehicle or a golf direct sales representative. The golf direct sales representative model was essentially disbanded and merged into the Stores-on-Wheels operations in the first half of 2005 resulting in employee turnover and a decline in sales.

Net sales adjustments:  The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sale adjustments, freight revenue, (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates decreased $0.4 million in 2005 compared to 2004.

Gross Profit on Sales:

Stores Segment gross profit as a percentage of net sales increased to 27.8% in 2005 from 27.2% in 2004. The increase is an outcome of the Company’s improved pricing strategy (implemented throughout 2005) and meaningful margin rate gains in the grass seed, control, and fertilizer product categories. Product margin expanded in 2005 despite an approximate 11% year-over-year comparative price increase for urea and increased fuel surcharges. Urea is used as the nitrogen source for blended fertilizers and combination products. Urea can represent from approximately 9% to 11% of our cost of sales. Urea is a second derivative of natural gas and its cost has increased with the price of natural gas. For 2005, we entered into a contract with our urea supplier to fix the cost of a majority of our urea needs at a price reflecting the prevailing market. Fuel surcharges, included in our costs of distributing product to the selling locations, nearly doubled on a year-over-year basis, compounded by the 31 incremental locations added to the distribution network.

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

	For the Year Ended December 31,
	2005	2004

Class of 2005 (31 stores)	$7.73	$—
Class of 2004 (27 stores)	$37.74	$19.30
Class of 2003 (21 stores)	$53.83	$42.48
Prior to 2003 (226 stores)	$81.98	$76.51
Total per square foot leased	$67.97	$67.75

As the Company continues to increase the Service Center footprint in existing markets, the “Prior to 2003” gross profit on sales per square foot metric will be adversely affected due to sales cannibalization from new locations.

Selling Expense:

Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels vehicles, and field management. The increase of $14.5 million, or 1.5% of net sales, to $82.8 million, or 16.6% of net sales, in 2005 is directly attributable to $4.5 million for new Service Centers and $3.9 million for an additional 38 Stores-on-Wheels vehicles. Other significant increases, on a year-over-year basis, were $2.7 million for the expansion of the field management team to enhance the structure to support future store growth and $2.6 million incremental incentive compensation due to the achievement by certain field personnel of established sales and productivity goals. The majority of the remaining increase is related to the new systems connectivity and technology that was deployed into the Service Centers beginning in 2004 and completed in the second quarter of 2005.

Merchant Discounts and Provision for Doubtful Accounts:

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

	For the Year Ended December 31,
	2005				2004
	Class of	Class of	Class of		Class of	Class of
	2005	2004	2003		2004	2003
(Dollars in thousands)	(31 Stores)	(27 Stores)	(21 Stores)	Total	(27 Stores)	(21 Stores)	Total

Net sales	$6,539	$25,157	$23,524	$55,220	$13,843	$19,012	$32,855
Cost of product (including distribution costs)	(5,136)	(18,769)	(17,494)	(41,399)	(10,576)	(14,254)	(24,830)

Gross profit on sales	1,403	6,388	6,030	13,821	3,267	4,758	8,025
Selling expense	(2,939)	(5,605)	(4,156)	(12,700)	(4,028)	(3,938)	(7,966)
Merchant discount expense	(120)	(413)	(400)	(933)	(185)	(258)	(443)

(Loss) earnings before interest and taxes	$(1,656)	$370	$1,474	$188	$(946)	$562	$(384)

As a result of the foregoing factors, including the operating results of the new Service Centers and Stores-on-Wheels vehicles, the Stores Segment had EBIT of $47.5 million in 2005 versus $48.4 million in 2004 with the 2005 results reflecting the additional $3.9 million in costs related to the expansion of the Stores-on-Wheels model. See management’s discussion regarding the use of EBIT on page 15.

Direct Segment

Sales:

The following table provides supplemental detail of sales by customer sector:

	For the Year Ended December 31,
(Dollars in millions)	2005	2004	% Change

Lawn and landscape	$69.0	$72.8	(5.2)%
Golf	9.2	34.7	(73.5)%

Gross sales	78.2	107.5	(27.3)%
Net sales adjustments	(2.0)	1.1	(281.8)%

Net sales	$76.2	$108.6	(29.8)%

Direct Segment:  All gross sales reflect sales transacted as direct (non-store) sales with our national account customers, including large retailer accounts, along with the operations of the Company’s direct sales representatives. The decrease of 27.3% in 2005 compared to 2004 is primarily attributable to the year-over-year decline of $25.5 million in sales to customers in the golf industry reflecting the effect of our disbanded golf sales representatives program. The decline in year-over-year golf sales is attributable to both the inclement weather during the first quarter in the Northeast and Midwest regions of the country along with the previously described transition to an expanded Stores-on-Wheels model.

Net sales adjustments:  Net sales adjustments decreased $3.1 million in 2005 compared to 2004 as freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, declined, and customer discounts and rebates increased as the Company implemented a customer incentive plan targeted at garnering market share for specific LESCO-branded products.

Gross Profit on Sales:

Direct Segment gross profit as a percentage of net sales decreased to 11.7% in 2005 from 14.9% in 2004. As the Company analyzed the profitability of major national accounts, contracts and/or pricing were renegotiated to improve LESCO’s return on investment. The effect of these actions is demonstrated in the gross profit rate improvement by quarter in the Direct Segment as follows:

	Gross Profit Rate
For the Quarter Ended:	2005	2004

March 31	9.6%	15.2%
June 30	11.5%	14.6%
September 30	9.2%	14.0%
December 31	19.2%	16.2%

The decline in gross profit in the third quarter of 2005 is due to the deleveraging of allocated fixed warehousing and distribution costs. After the sale of the supply chain assets to TCS in the fourth quarter of 2005, these costs became variable and this change is evidenced in the improved gross profit rate reflected in the fourth quarter results for 2005.

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

Merchant Discounts and Provision for Doubtful Accounts:

Merchant discounts increased to $1.9 million, or 2.5% of net sales, from $1.7 million, or 1.6% of net sales, in the previous year. The merchant discounts expense includes fees incurred for regular payment terms and the write-off of specifically-identified customer accounts receivable owned directly by the Company or subject to a recourse agreement with GEBCS, our private label business credit provider. The write-offs were recorded at $0.6 million, or 0.8% of net sales, in 2005 compared to no write-off activity in this segment in 2004.

Earnings before Interest and Taxes:

As a result of the reduction in selling expense, offset by gross profit dollar decline and increase in merchant discounts, earnings before interest and taxes grew to $1.4 million in 2005 from $1.3 million in 2004.

Corporate

The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, general and administrative expenses, any charges and all costs from the manufacturing and distribution facilities, marketing costs, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.

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

Selling Expense:

Corporate selling expense, composed of customer service, bids processing, product registration and marketing expenses, was $13.4 million and $13.1 million in 2005 and 2004, respectively. The majority of the increase on a year-over-year basis is related to the Company’s new direct marketing initiatives.

Merchant Discounts and Provision for Doubtful Accounts:

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

Pre-Opening Expense:

Pre-opening expense increased $0.7 million in 2005 compared to 2004 results. As the fixed charges for payroll and third-party consulting fees have increased, pre-opening expense in 2005 increased to approximately $52,000 per new Service Center from $43,000 per opening in 2004. The Company opened 31 new Service Centers in 2005 and 27 in 2004. Pre-opening expense, which consists primarily of grand opening advertising, payroll, supplies, third-party consulting fees, distribution and storage costs, is expensed as incurred.

General and Administrative Expense:

General and administrative expense decreased by $0.7 million in 2005 to $23.4 million, or 4.1% of consolidated net sales, compared to $24.1 million, or 4.3% of consolidated net sales, in 2004. The net decrease in expense year-over-year is due to lower expenses related to the Company’s corporate headquarters lease and related costs, reduced management incentive costs, and a reduction or elimination of some expenses as a result of the supply chain transaction, offset by $2.6 million for expenses associated with a stock option repurchase from a former executive and severance costs related to the departure of the Company’s former President and Chief Executive Officer in the fourth quarter of 2005.

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

Vendor Contract Termination:

In the fourth quarter of 2004, LESCO informed KPAC Holdings, Inc. (KPAC), a supplier of methylene urea fertilizer, that the Company would no longer operate under the terms of its Supply Agreement with KPAC. In the second quarter of 2005, the Company and KPAC reached a settlement through a court appointed mediator. The settlement required the Company to make a cash payment that exceeded management’s initial estimate by $0.5 million. The initial estimated expense of $5.2 million, including product markdown costs, was recorded in 2004. The Company has no further obligation to KPAC as final payment has been rendered.

Corporate Relocation Expense:

During the third quarter of 2004, LESCO entered into agreements to relocate its corporate headquarters from its approximately 94,000 square foot facility in Strongsville, Ohio to an approximately 39,000 square foot facility in downtown Cleveland, Ohio. Relocation costs during 2004 were $6.9 million, primarily related to tenant and landlord inducements, broker commissions and legal fees.

Hurricane/Flood Expense:

During the third quarter of 2004, the Company incurred losses at its Sebring, Florida and Martins Ferry, Ohio manufacturing facilities due to hurricane activity in Florida and the related rainfall and flooding in Ohio. The total damages recorded were $1.2 million primarily resulting from the loss of approximately $1.0 million of bulk urea and sulfur coated urea that was stored at a third- party terminal located adjacent to the Ohio River. Additionally, roof and siding damage was sustained at the Sebring facility.

Other Expense/(Income):

	For the Year Ended December 31,
(Dollars in millions)	2005	2004	Change

Other expense	$0.1	$0.3	$(0.2)
Other income	(0.4)	(0.5)	0.1

	$(0.3)	$(0.2)	$(0.1)

The decrease of other expense in 2005 as compared to 2004 is primarily due to a reduction in losses on sale of property, plant and equipment incurred during normal business operations.

Interest Expense:

	For the Year Ended December 31,
(Dollars in millions)	2005	2004	Change

Interest expense, net	$0.9	$0.8	$0.1

Interest expense, net, increased $0.1 million in 2005 as compared to 2004. The Company ended 2005 with no short-term borrowings; however, its borrowing rate was higher on a year-over-year basis due to borrowing activity in the first nine months of 2005 when average debt was higher than the previous year.

Income Taxes and Net Loss:

	For the Year Ended
	December 31,
(Dollars in millions, except per share data)	2005	2004	Change

Loss before income tax (provision) benefit	$(26.7)	$(5.3)	$(21.4)
Income tax (provision) benefit:
Current	—	(0.3)	0.3
Deferred	9.5	2.4	7.1
Change in valuation allowance	(9.5)	(2.4)	(7.1)

	—	(0.3)	0.3
Net loss	$(26.7)	$(5.6)	$(21.1)

Loss per common share:
Diluted	$(3.00)	$(0.65)

Basic	$(3.00)	$(0.65)

As a result of the foregoing factors, including the transition from a golf direct sales organization to a Store-on-Wheels model, the supply chain transaction, vendor settlement, product rationalization to eliminate certain under-performing SKU’s, restructuring of the Company’s parts sourcing model, and the operating results of new Service Centers opened in 2003, 2004 and 2005 as well as the 38 additional Store-on-Wheels vehicles that had not yet matured in their operating results, the Company had a pre-tax loss of $26.7 million in 2005 compared to a pre-tax loss of $5.3 million in 2004.

The net loss for 2005 was $26.7 million, or $3.00 per diluted share, compared to a net loss of $5.6 million, or $0.65 per diluted share, for 2004. The 2005 results were reduced $24.0 million, or $2.70 per diluted share, due to costs of the supply chain transaction; $6.3 million, or $0.70 per diluted share, for the markdown charge to restructure the parts sourcing model and product offering; $2.6 million, or $0.30 per diluted share, for stock option repurchase and severance costs for former executives; and $0.5 million, or $0.05 per diluted share, for settlement costs paid to KPAC. The 2004 results were reduced by $6.9 million, or $0.79 per diluted share, for costs related to the Company’s headquarters relocation; $5.2 million, or $0.60 per diluted share, for the costs associated with a supplier contract termination of the KPAC supply contract including product markdown costs; and $1.2 million, or $0.14 per diluted share, for costs related to hurricane and flood damage.

In accordance with the provisions of SFAS 109, the Company recorded a charge in the fourth quarter of 2003 to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $9.5 million and $2.4 million in 2005 and 2004, respectively.

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

Liquidity and Capital Resources

A summary of the change in cash and cash equivalents (see Statement of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	For the Year Ended December 31,
(Dollars in millions)	2006	2005	2004

Cash (used in) provided by operations	$(45.8)	$23.5	$22.9
Cash used in investing activities	(3.6)	(3.9)	(2.5)
Cash provided by (used in) financing activities	32.4	(6.7)	(19.8)

(Decrease) increase in cash and cash equivalents	$(17.0)	$12.9	$0.6

As a result of the sale of the supply chain assets and related working capital in 2005, the Company received $34.2 million for inventory that resided in the transferred facilities. Additionally, due to the outsourcing to the GEBCS private label credit program in 2003, LESCO sold a majority of its accounts receivable from the sale of products on a permanent basis and received $5.9 million in 2004.

Cash was used by operations to increase inventory in 2006 by approximately $5.4 million as the Company opened 35 new Service Centers and three new Stores-on-Wheels vehicles. We merchandise each new Service Center with $150,000 to $200,000 of inventory and a new Stores-on-Wheels vehicle with approximately $80,000 to $100,000 of inventory. As such, we anticipate that inventory levels will increase with the opening of new Service Centers, but continued improvements in supply chain efficiencies could mitigate the impact of incremental product requirements. An additional inventory increase in 2006 over prior year of approximately $6.9 million is primarily due to inclement weather in the fourth quarter of 2006 resulting in lower-than-anticipated sales in the seed and ice melt product categories combined with inventory purchases required to support sales projections for first quarter

2007. In 2006, the Company made cash payments of $5.1 million for field commissions and incentives, $4.9 million for customer rebates, $1.1 million for asset rationalization, and $1.9 million for associate severance and stock buyout.

Accounts payable leverage is summarized as follows:

	For the Year Ended
	December 31,
(Dollars in millions)	2006	2005

Accounts payable	$48.8	$61.4

Inventory	$92.6	$80.3

Accounts payable leverage	52.7%	76.5%

Historically, the green industry and LESCO have provided customers incentives to purchase products from October through December for their needs the following spring. This practice is known as an early order program (EOP). Based on market research showing customers’ preference to purchase products closer to the application date combined with an initiative to reduce the Company’s extended payment term costs, LESCO, in conjunction with its vendor partners, extended its EOP into 2007. Product sold during the EOP is primarily shipped direct from the manufacturing vendor to the customer; therefore, the product is purchased into inventory and payable to vendor concurrently with the recording of the sale to the customer which relieves inventory and records cost of product. Below is a reconciliation of GAAP reported accounts payable to a non-GAAP presentation that excludes the accounts payable at December 31 for product shipped direct from the manufacturing vendor to the customer:

	For the Year Ended
	December 31,
(Dollars in millions)	2006	2005

Accounts payable	$48.8	$61.4
Payable for product shipped direct to customer	(10.0)	(24.4)

Adjusted accounts payable	$38.8	$37.0

Inventory	$92.6	$80.3

Adjusted accounts payable leverage	41.9%	46.1%

“Adjusted accounts payable” and “Adjusted accounts payable leverage” are non-GAAP financial measures. They should not be considered alternatives to “Accounts payable” and “Accounts payable leverage” as calculated in accordance with GAAP. We believe the “Adjusted accounts payable” and “Adjusted accounts payable leverage” are useful metrics for investors to assess the Company’s working capital requirements in financial periods that do not include the impact of the Company’s EOP promotion.

Capital Expenditures:  Our 2006 capital expenditures can be summarized as follows:

	For the Year Ended
	December 31,
(Dollars in millions)	2006	2005

Stores
New	$3.0	$1.7
Other	0.1	1.4
Manufacturing facilities	—	0.5
Corporate systems	0.5	0.6

	$3.6	$4.2

We expect to focus our future capital expenditures primarily on Service Centers. We intend to open at least 20 additional Service Centers in 2007, relocate nine existing sites to new locations to increase customer traffic, and invest in new fixtures for our current base of stores to enhance merchandise adjacencies and improve the in-store shopping experience. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million, which we expect to fund with cash generated from operations and capital available under a revolving credit facility.

A new Service Center requires approximately $50,000 in capital cost and is expected to achieve break-even operating results during its second full year of operations and to become profitable thereafter. A Stores-on-Wheels vehicle requires minimal capital investment and is expected to turn profitable in its second year of operation. Typically, it takes at least five years for Service Centers and Stores-on-Wheels vehicles to achieve a mature level of operating results.

Based on the seasonal use of the Company’s products, a large percentage of its sales and cash generation occur during the spring and summer. As a result of this seasonality, the working capital requirements fluctuate significantly during the year. Historically, the Company has borrowed from a revolving credit facility during the first and fourth quarters of the year in order to assure proper inventory levels and to finance operations.

On September 27, 2006, the Company entered into a five-year, $55 million Revolving Credit Facility with National City Business Credit, Inc. (the NCBC Facility). Effective the same date, the Company terminated its Amended and Restated $50 million Revolving Credit Facility with PNC Bank, N.A. dated October 7, 2005. The NCBC Facility is secured by inventory, owned receivables, equipment, investment instruments, real property interests, and general intangibles, including intellectual property.

For the period beginning September 27, 2006, through December 27, 2006, the NCBC Facility bore interest at either the prime rate minus 0.50% or LIBOR plus 1.50% with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.

The Company amended the NCBC Facility on December 28, 2006. For the period December 28, 2006 through the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the March 31, 2007 borrowing base certificate, the NCBC Facility will bear interest at the prime rate minus 0.50% or LIBOR plus 2.25%, with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.

On the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the borrowing base certificate dated as of March 31, 2007, and as of the last day of each calendar quarter thereafter, the NCBC Facility will bear interest at either the prime rate minus 0.50% or LIBOR plus a variable interest rate based on the Company’s calculated borrowing threshold as defined in the NCBC Facility agreement (Borrowing Threshold). A facility fee of 0.25% is payable on the unused portion.

The amount of funds available under the NCBC Facility is determined by a borrowing base formula calculated based on eligible inventory and eligible accounts receivable less such reserves as National City Business Credit, Inc. deems reasonably appropriate. As of December 31, 2006, there was $53.5 million of borrowing capacity under the NCBC Facility based on the borrowing base formula. The Company had $30.0 million of outstanding borrowings under the NCBC Facility as of December 31, 2006. Letters of credit, up to a maximum of $25 million, are also available under the NCBC Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $17.4 million were outstanding as of December 31, 2006, resulting in unused borrowing capacity of $6.1 million. Letter of credit fees under the NCBC Facility are 1.50% from September 27 through December 27, 2006, and 2.25% from December 28, 2006, through the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the March 31, 2007 borrowing base certificate. Subsequent to that date, the fees will vary based on the Company’s Borrowing Threshold with an issuance fee fixed at 0.25%.

The NCBC Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. If the Borrowing Threshold less outstanding borrowings and letters of credit remains at or above $10 million, the fixed charge coverage ratio will not be tested and cannot constitute an event of default. At December 31, 2006, the Borrowings Threshold was $57.5 million. Due to the Company’s level of borrowings subsequent to December 31, 2006, the financial covenant was required to be tested and the Company was found to be non-compliant. National City Business Credit, Inc. has waived the Company’s compliance with the financial covenant until the next measurement date of March 31, 2007, at which time the Company currently anticipates compliance.

On March 14, 2007, the Company entered into a Second Amendment to the NCBC Facility that revises a provision in the First Amendment to the NCBC Facility that required the Company to pay in full all outstanding revolving advances on or before April 30, 2007, and to maintain a $0 revolving advance balance for at least fifteen consecutive days thereafter. The Second Amendment to the NCBC Facility now provides that, no later than May 31, 2007, the Company’s revolving advances must be $10 million or less, which position must be maintained for at least fifteen consecutive days. The Second Amendment to the NCBC Facility further requires that the Company must pay in full all outstanding revolving advances on or before August 31, 2007, and maintain a $0 revolving advance balance for at least sixty consecutive days thereafter.

We believe that the Company’s financial condition remains stable. Together, its cash balances, other liquid assets, projected operating cash flows, access to debt and equity capital markets, and borrowing capacity are expected to provide adequate resources to fund short-term and long-term operating requirements and future capital expenditures related to Service Center expansion and other projects. The Company’s projected operating cash flows are based upon known trends and initiatives taken by the Company. These projections could be negatively impacted by weather conditions during peak turf care seasons, shifts in demand for the Company’s products, and other factors outside of the Company’s control. Should the Company fail to meet its projections, LESCO may be unable to remain in compliance with the NCBC Facility, and the lender would have the right to accelerate the Company’s indebtedness. If a remedy is not attained at that time, the Company may not be able to satisfy its obligations as they become due.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the Consolidated Financial Statements.

		Less than			More than
(Dollars in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$68.5	$20.4	$29.5	$13.2	$5.4
Purchase obligations
Grass seed(a)	82.6	50.4	29.8	1.0	1.4
Other(b)	6.7	3.6	3.1	—	—

Total purchase obligations	89.3	54.0	32.9	1.0	1.4
Supply agreement obligations(c)	28.1	7.5	15.0	5.6	—

Total contractual obligations	$185.9	$81.9	$77.4	$19.8	$6.8

(a)	The Company has commitments to purchase the grass seed crop yield from specified acres of land at prices to be determined by the prevailing market prices. For presentation purposes, this obligation is estimated based upon 2006 purchases of approximately $55.6 million and the assumption of similar crop yields.

(b)	Other commitments include computer hardware and software maintenance commitments, hardware leases and telecommunications contracts.

(c)	In the fourth quarter of 2005, LESCO entered into a five year, long-term supply agreement with Turf Care Supply, Inc. pursuant to which TCS manufacturers or sources for LESCO substantially all consumable products sold by the Company. Consumable products represent over 85% of the Company’s sales volume. The Company has minimum annual commitments of $7.5 million under the agreement which expires no earlier than September 2010.

In previous years, the Company had entered into annual contracts to fix the cost of a majority of its needs for urea and potash, primary raw materials used in the blending of fertilizers, at a price designed to reflect the prevailing market rate. In 2007, the Company has not entered into similar contracts.

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

We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “Gross Sales,” were $12.7 million, $22.8 million, and $41.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, we have agency arrangements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were $1.0 million for the year ended December 31, 2006, $0.7 million for the year ended December 31, 2005, and $0.5 for the year ended December 31, 2004. Revenues generated in transactions for shipping and handling services are included in “Net Sales.” Additionally, the related costs incurred for shipping and handling are included in “Cost of Product” to determine the Company’s “Gross Profit on Sales”. Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.

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

Inventories

Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At December 31, 2006, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $4,000. We maintain a reserve for inventory shrink on a site-specific basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $388,000 at December 31, 2006.

Income Taxes

The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of net income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company has a $22.7 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2006. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

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

Recently Issued Accounting Pronouncements

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and the de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN 48 on the consolidated financial statements; however, we do not expect adoption of the new standard to have a material effect on the Company’s financial position, results of operations, or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities when required for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 also expands financial statement disclosure requirements to include the methods and assumptions used to measure fair value and the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

Prior Year Misstatements

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relative quantitative and qualitative factors are considered, is material. Adjustments to current or prior period financial statements would be required in the event that a misstatement in the current period financial statements is determined to be material. SAB 108 is applicable to financial statements issued after November 15, 2006. The Company’s prospective adoption of the provisions of SAB 108 in the year ended December 31, 2006 did not have an impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, principally interest rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates over time. Interest paid on the Company’s debt is sensitive to changes in interest rates. The interest rate for the Facility is variable, while the interest component of the Company’s operating leases is generally fixed. The Company believes its potential exposure to interest rate risk is not material to the Company’s financial position or results of operations.

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We have used derivative financial and other instruments, where appropriate, to manage those risks. We do not enter into transactions for trading or speculative purposes. As of December 31, 2006, we do not have contracts outstanding relative to interest rate risk. We do have certain supply contracts that are discussed further under the heading Contractual Obligations, Commitments and Off Balance Sheet Arrangements in MD&A.

Item 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of LESCO, Inc. and the reports thereon of KPMG LLP, Independent Registered Public Accounting Firm, are set forth on the following pages, which are included at the end of this report:

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company performed an evaluation under the supervision, and with the participation, of the Company’s management, including the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this Annual Report was recorded, processed, summarized and reported on a timely basis.

Our management, including our President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

During the fourth quarter, management did not identify any significant changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LESCO, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that LESCO, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LESCO, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LESCO, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LESCO, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 16, 2007

Item 9b.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The Company’s Code of Regulations sets the number of directors at nine, but authorizes the board of directors to increase or decrease the number of directors by not more than two. On February 25, 2005, the board of directors decreased the number of directors to seven, effective as of the date of that year’s annual meeting. Each director elected at an annual meeting serves until the next annual meeting and until his successor is elected and qualified.

The following table contains information with respect to each director:

			Director
Name	Age	Position with the Company	Continuously Since

J. Martin Erbaugh	58	Chairman of the Board of Directors and Director	1995
Michael E. Gibbons	55	Director	1999
Enrique F. Gittes	67	Director	2002
Lee C. Howley	59	Director	1996
Christopher Mills	54	Director	2000
R. Lawrence Roth	49	Director	2002
Jeffrey L. Rutherford	46	President and Chief Executive Officer and Director	2006

In addition, Robert F. Burkhardt is director emeritus. As director emeritus, Mr. Burkhardt may attend board meetings but cannot vote at board meetings. Mr. Burkhardt does not receive any compensation for service as director emeritus.

Business Experience of Directors

Robert F. Burkhardt has been director emeritus since retiring from the board of directors in May 2005. Mr. Burkhardt has served as a consultant to the Company since July 1994 and served as a director from 1963 to 2005. He is a co-founder of the Company.

J. Martin Erbaugh has been a director since March 1995 and Chairman of the Board of Directors since April 2002. From December 2001 until his election as Chairman of the Board of Directors, Mr. Erbaugh served as Lead Independent Director of the Board of Directors. Mr. Erbaugh has been President of J.M. Erbaugh Co., a private investment firm, since 1994; President of Coer Inc., a real estate development firm, since 1985; and Chairman of the Board of Morgan Bank N.A., a national bank, since 2002.

Michael E. Gibbons has been a director since May 1999. Since 1995, Mr. Gibbons has been Senior Managing Director and Principal of Brown, Gibbons, Lang & Company, L.P., a firm he co-founded in 1989 to provide investment banking services to middle-market companies. Mr. Gibbons is a director of Associated Estates Realty Corporation, a real estate investment trust that owns and manages multi-family properties.

Enrique Foster Gittes has been a director since May 2002. Since 1999, Mr. Gittes has been Chairman of Synthesys Technologies, Inc., a privately held medical software company. Since 1987, Mr. Gittes has been a director and, since 1998, Chairman of North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), a publicly listed closed-end investment company.

Lee C. Howley has been a director since March 1996. Since December 2000, Mr. Howley has been President of Howley Bread Group, Ltd., a company that operates Panera Bread restaurant franchises. Since 1981, Mr. Howley has served as President of Howley & Company, a real estate development and management company. Mr. Howley is a director of LNB Bancorp, Inc., a bank holding company.

Christopher H. B. Mills has been a director since May 2000. Mr. Mills has been Chief Executive of NASCIT since 1984; Chief Executive of American Opportunity Trust plc, a publicly listed closed-end investment company, since 1989; and Chairman and Chief Executive Officer of Growth Financial Services Limited, a holding company, since 1984. Mr. Mills is also a partner and Chief Investment Officer of North Atlantic Value LLP, an investment management firm. He is a director of Sterling Construction Company, Inc., a Texas-based construction company, and W-H Energy Services, Inc., an oil services company.

R. Lawrence Roth has been a director since May 2002. Since January 2006, Mr. Roth has been President and Chief Executive Officer of Royal Alliance Associates, Inc. (Member of AIG Advisor Group), an independent broker-dealer. Mr. Roth served as Managing Director of Berkshire Capital Corporation, a New York-based investment banking firm, from September 2001 to January 2006.

Jeffrey L. Rutherford has been a director of the Company since May 2006. Mr. Rutherford has served as the President and Chief Executive Officer of the Company since October 2005. Mr. Rutherford joined the Company as Senior Vice President and Chief Financial Officer in February 2002.

Board of Directors Committees

The board of directors has established a separately-designated standing Audit Committee; Compensation, Governance and Nominating Committee; and Executive Committee. A copy of the charter for each of the Audit Committee and the Compensation, Governance and Nominating Committee is available at www.lesco.com. The board of directors has determined that each member of the Audit Committee and the Compensation, Governance and Nominating Committee is independent under the current Marketplace Rules of the NASDAQ Stock Market and, with respect to the Audit Committee, applicable law and the rules and regulations of the Securities and Exchange Commission.

Audit Committee.  The Company’s Audit Committee was established in accordance with the Securities Exchange Act of 1934, as amended. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee, which currently consists of Michael E. Gibbons (Chairman), J. Martin Erbaugh, Christopher H. B. Mills and R. Lawrence Roth, met 11 times during 2006. The board of directors has determined that Michael E. Gibbons qualifies as an audit committee financial expert, and is independent under the Marketplace Rules of the NASDAQ Stock Market.

Compensation, Governance and Nominating Committee.  The purposes of the Compensation, Governance and Nominating Committee are to (1) discharge the board of directors’ duties relating to the compensation of the Company’s executive officers and directors, (2) oversee the Company’s compensation and employee benefit plans and practices, (3) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, in accordance with applicable rules and regulations, (4) assist the board of directors by identifying individuals qualified to become directors and recommending to the board of directors the director nominees for each annual meeting of shareholders, (5) review and recommend to the board of directors qualifications for committee membership and committee structure and operations and (6) recommend to the board of directors, directors to serve on each committee and a chairperson for such committee. The Compensation, Governance and Nominating Committee, which currently consists of Lee C. Howley (Chairman), J. Martin Erbaugh, Enrique Foster Gittes and R. Lawrence Roth, met four times during 2006.

In evaluating candidates, the Compensation, Governance and Nominating Committee will consider whether the candidate qualifies as an independent director, as well as diversity, age, skill and experience, in the context of the needs of the board. The committee requires board members to have the highest personal and professional integrity and to have demonstrated exceptional ability and judgment and selects candidates who the committee believes will be effective, in conjunction with the other members of the board, in collectively serving the long-term interests of the Company’s shareholders. In seeking candidates, the committee may solicit suggestions from incumbent directors, management or others. In the past, the committee has not used third party consultants to assist in identifying and evaluating candidates. There is no difference in the manner in which the committee evaluates candidates based on the source of the recommendation.

Executive Committee.  The Executive Committee possesses all of the powers of the board of directors in the management and business affairs of the Company during the intervals between meetings of the board of directors, other than the power to fill vacancies on the board of directors or any committee of the board of directors. The Executive Committee, which currently consists of J. Martin Erbaugh (Chairman), Michael E. Gibbons, Enrique Foster Gittes and Lee C. Howley, met once during 2006.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers other than Mr. Rutherford, including their respective positions with the Company. The executive officers are elected annually and serve at the pleasure of the board of directors.

Name	Age	Position with the Company

Richard F. Doggett	37	Senior Vice President, Sales
Kathleen M. Minahan	37	Vice President, Chief Administrative Officer, General Counsel and Secretary
Bruce K. Thorn	40	Senior Vice President, Chief Operating Officer
Michael A. Weisbarth	42	Vice President, Chief Financial Officer and Treasurer

Business Experience of Executive Officers

Richard F. Doggett was appointed Senior Vice President, Sales in May 2006. Mr. Doggett joined the Company in September 2004 as Zone Vice-President. From 2000 through 2004, Mr. Doggett was Director of Catalog Sales for the Facility Services Division for Cintas Corporation.

Kathleen M. Minahan joined the Company in March 2004 as Senior Corporate Counsel. Ms. Minahan was appointed Vice President, General Counsel and Secretary in October 2005. In May 2006, Ms. Minahan’s duties were expanded to include oversight of human resources, and she received the additional title of Chief Administrative Officer. Ms. Minahan was in private legal practice from 1995 through 2004, most recently with the law firm of Thompson Hine LLP where she practiced in the business litigation and labor and employment practice groups.

Bruce K. Thorn has been Senior Vice President, Chief Operating Officer since October 2005. Prior to October 2005, Mr. Thorn was Senior Vice President, Operations overseeing all aspects of the Company’s marketing and supply chain functions. Mr. Thorn joined the Company as Senior Vice President, Logistics & Operations in March 2002. From 2000 to 2002, Mr. Thorn was Senior Director for Global Engineering Services for Gap, Inc., a specialty retailer in the apparel industry.

Michael A. Weisbarth was appointed Vice President, Chief Financial Officer and Treasurer in October 2005. Mr. Weisbarth joined the Company in March 2004 as Vice President, Controller. Prior to joining LESCO, Mr. Weisbarth spent eight years at OfficeMax, Inc. where he held the positions Vice President/Controller and Senior Vice President/Treasurer, as well as a variety of other financial positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. We are required to disclose any failure of these executive officers, directors and 10% shareholders to file these reports by the required deadlines. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that, during our 2006 fiscal year, a Form 4 was not filed to record the acquisition in August 2006 of 71,247 additional shares by NASCIT, of which our director, Enrique Foster Gittes is Chairman and holds a 1.5% interest, and with which our director, Christopher H.B. Mills, shares voting and dispositive power as to 821,247 shares. Additionally, a Form 4 was filed one day late with respect to one transaction by our executive officer, Michael A. Weisbarth.

Code of Ethics

The Company has adopted a written code of ethics that applies to our senior financial officers, including our President and Chief Executive Officer, Vice President, Chief Financial Officer and Treasurer, Controller, and Director of Internal Auditing. This code is available on the Company’s website at www.lesco.com.

Item 11.	Executive Compensation

The following table summarizes the compensation paid to the President and Chief Executive Officer, Vice President, Chief Financial Officer and Treasurer and each of the Company’s three other most highly compensated executive officers (the “named executive officers”) during or with respect to the years ended December 31, 2006 for all services rendered to the Company.

Summary Compensation Table

						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
			Bonus	Awards	Awards	Earnings	Compensation	Total
Name and Principal Position	Year	Salary($)	($)	($)	($)	($)	($)(1)	($)

Jeff L. Rutherford	2006	$375,000	—	—	—	—	$15,158	$390,158
President and Chief Executive Officer
Bruce K. Thorn	2006	$300,000	—	—	—	—	$9,158	$309,158
Senior Vice President, Chief Operating Officer
Michael A. Weisbarth	2006	$200,000	—	—	—	$974	$7,375	$208,349
Vice President, Chief Financial Officer and Treasurer
Richard F. Doggett(2)	2006	$189,462	—	—	—	$1,641	$57,511	$248,614
Senior Vice President, Sales
Kathleen M. Minahan(3)	2006	$186,923	—	—	—	—	$8,846	$195,769
Vice President, General Counsel, Chief Administrative Officer and Secretary

(1)	Reflects (i) the Company’s contributions to the LESCO, Inc. Stock Investment and Salary Savings Plan and Trust, which contributions for Messrs. Rutherford, Thorn, Weisbarth and Doggett and Ms. Minahan were $7,500, $7,500, $6,008, $5,886 and $5,615, respectively, (ii) payment by the Company of premiums for group life and accidental death and dismemberment insurance, which payments for Messrs. Rutherford, Thorn, Weisbarth and Doggett and Ms. Minahan were $740, $740, $592, $555, and $554, respectively, (iii) payment by the Company of premiums for long-term disability insurance, which payments for Messrs. Rutherford, Thorn, Weisbarth and Doggett and Ms. Minahan were $643, $643, $500, $466, and $467, respectively, (iv) payments by the Company with respect to parking, which payments for Messrs. Rutherford, Thorn, Weisbarth and Doggett and Ms. Minahan were $275, $275, $275, $137, and $275, respectively, (v) for Mr. Rutherford a car allowance in the amount of $6,000, (vi) for Mr. Doggett the purchase of a vehicle at a cost of $19,556; a relocation allowance of $17,347; an initiation fee of $11,475 for membership at a country club; and a contribution by the Company to the LESCO, Inc. Restoration Plan in the amount of $348, and (vii) for Ms. Minahan and Mr. Doggett a tax gross up of $1,935 and $1,741, respectively, related to attendance at the Company’s annual President’s Club retreat. In addition to the foregoing, the named executive officers participate in all employee benefit programs provided to employees generally. In addition, Mr. Rutherford is entitled to payment or reimbursement for an annual physical examination.

(2)	Mr. Doggett was promoted to Senior Vice President, Sales in May 2006. At that time, his annual salary was increased from $130,000 to $225,000.

(3)	In May 2006, Ms. Minahan’s duties were expanded to include serving as Chief Administrative Officer. Her salary was increased from $160,000 to $200,000 at such time.

Grants of Plan-Based Awards

The Company did not grant any equity based awards to the named executive officers in 2006.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock that	Stock that
	Options	Options	Exercise	Expiration	have not	have not
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date	vested	vested ($)(1)

Jeffrey L. Rutherford	50,000	—	$7.35	2/18/2012
	45,000	—	$10.82	4/17/2012
	25,000	—	$13.40	12/18/2012
					23,500	$203,275
Bruce K. Thorn	20,000	—	$7.61	3/18/2012
	45,000	—	$7.61	3/18/2012
	15,000	—	$13.40	12/18/2012
					12,500	$108,125
Michael A. Weisbarth	25,000	—	$12.31	3/8/2014
					3,000	$25,950
Richard F. Doggett	10,000	5,000	$11.93	10/22/2014
					3,000	$25,950
Kathleen M. Minahan	10,000	—	$12.74	4/5/2014
					—	$—

(1)	Based on the closing price of our common shares on December 29, 2006 of $8.65. These shares are restricted shares that will vest on February 25, 2008 subject to accelerated vesting upon a change of control of the Company.

Option Exercises and Stock Vested

None of the Company’s named executive officers exercised any stock options during the fiscal year ended December 31, 2006. Mr. Rutherford and Mr. Thorn held 20,000 and 12,000 restricted common shares, respectively, that vested on November 12, 2006.

	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise	Exercise ($)	Acquired on Vesting	Vesting ($)(1)

Jeffrey L. Rutherford	—	—	20,000	$159,000
Bruce K. Thorn	—	—	12,000	$95,400
Michael A. Weisbarth	—	—	—	—
Richard F. Doggett	—	—	—	—
Kathleen M. Minahan	—	—	—	—

(1)	The Company estimated the value realized by multiplying the number of shares received by the closing price of its common shares on November 10, 2006 (the last trading day prior to vesting) of $7.95.

Nonqualified Deferred Compensation

The following table lists the nonqualified deferred compensation each executive officer received for the 2006 fiscal year. This nonqualified deferred compensation is the result of the executive officer participating in the Company’s Restoration Plan.

Eligibility for the Restoration Plan is dependent on an employee’s status as a “Key Associate” (as defined in the Plan) or a Highly Compensated Employee, which definition includes employees with a base salary equal to or greater than $100,000. The Restoration Plan enables participants to defer compensation above and beyond such participant’s deferrals to the 401(k) Plan. Unlike the 401(k) Plan, no limits or restrictions apply to a participant’s deferral elections under the Restoration Plan. Investment options under the Restoration Plan mirror those available under the Company’s 401(k) Plan, with two exceptions: (1) Company common shares are not an investment option under the Restoration Plan; and (2) the stable value/money market option is a different fund in each plan.

	Executive	Registrant	Aggregate		Aggregate
	Contribution in	Contribution in	Earnings in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
Name	Year ($)	Year ($)(1)	Year ($)	Distributions ($)	Year End ($)

Jeffrey L. Rutherford	—	—	—	—	—
Bruce K. Thorn	—	—	—	—	—
Michael A. Weisbarth	6,008	—	974	—	10,990
Richard F. Doggett	8,312	348	641	—	16,088
Kathleen M. Minahan	—	—	—	—	—

(1)	For Mr. Doggett, the amount reported in this column is also reported as compensation to him in the column titled “All Other Compensation” of the “Summary Compensation Table.”

Agreements with Executive Officers

The Company has an employment agreement with Mr. Rutherford, effective January 1, 2006. Under the agreement, Mr. Rutherford must devote substantially all his working time and efforts to the business and affairs of the Company and use his best efforts to carry out his responsibilities faithfully and efficiently in a professional manner. In addition, Mr. Rutherford is prohibited from competing with the Company for a period beginning with the date of termination of Mr. Rutherford’s employment and ending on the later of the date Mr. Rutherford no longer receives payments from the Company or two years from such termination date. The agreement provides for an initial annual base salary of $375,000 (which may be increased from time to time). Mr. Rutherford is eligible to earn an annual bonus under the Company’s bonus plan, subject to achievement of performance goals established by the plan, and to participate in any performance plan maintained by the Company. Mr. Rutherford is entitled to participate in all employee benefit programs provided to employees and to senior executives of the Company. Mr. Rutherford also is entitled to payment by the Company of, or reimbursement for, an executive annual physical examination and an automobile allowance of $500 per month.

If Mr. Rutherford’s employment is terminated other than for “cause” (as defined in the agreement) or as a result of a voluntary resignation by Mr. Rutherford under circumstances in which the Company could terminate Mr. Rutherford’s employment for cause, Mr. Rutherford is entitled to receive the following: his annual base salary previously earned but not paid through the termination date, his prior year’s annual bonus, if the bonus would have been earned had Mr. Rutherford continued employment, his accrued but unpaid vacation time, his vested options and his accrued benefits (his Accrued Benefits). In addition, all unvested long-term incentive awards held by Mr. Rutherford will vest. If Mr. Rutherford’s employment is terminated by the Company without cause or by Mr. Rutherford for good reason (as defined in the agreement), in addition to his Accrued Benefits, Mr. Rutherford is entitled to receive the following: (i) one year’s annual base salary as in effect on the termination date; (ii) an amount equal to his annual bonus at target; (iii) continuation of health benefits for one year; and (iv) outplacement services. The payments that are subject to Section 409A of the Internal Revenue Code of 1986, as amended, will be paid as follows: one-half on the date that is six months after Mr. Rutherford’s separation from service (as defined in the agreement) and the remaining one-half will be paid, in one-sixth increments, over the following six months.

If Mr. Rutherford’s employment is terminated as a result of his death or disability, he (or his estate) will be entitled to receive his Accrued Benefits, except that his bonus will be payable on a pro rata basis. If Mr. Rutherford voluntarily resigns, he is entitled to receive his Accrued Benefits. If Mr. Rutherford’s employment is terminated for cause or as a result of a voluntary resignation by Mr. Rutherford under circumstances in which the Company could terminate Mr. Rutherford’s employment for cause, Mr. Rutherford will receive only his unpaid salary and other benefits accrued and earned through the date of termination.

The following table sets forth information with respect to estimated potential payments that would be made by the Company to Mr. Rutherford if his employment had been terminated as of December 29, 2006 under each of the circumstances identified in the table below.

					Voluntary
					Resignation under
					circumstances where
	Termination	Termination for	Death or	Voluntary	Company could	Termination
Benefits and Payments	without Cause	Good Reason	Disability	Resignation	terminate for Cause	for Cause
Upon Termination	($)	($)	($)	($)	($)(1)	($)

Accrued benefits	$28,846	$28,846	$28,846	$28,846	$—	$—
Cash severance	600,000	600,000	—	—	—	—
Vesting of restricted shares	203,275	203,275	—	—	—	—
Vesting of options	—	—	—	—	—	—
Outplacement services	25,000	25,000	—	—	—	—
Continuation of health and welfare benefits	11,015	11,015	—	—	—	—

Total	$868,136	$868,136	$28,846	$28,846	$—	$—

(1)	If Mr. Rutherford voluntarily resigns under circumstances where the Company could terminate his employment for cause or his employment is terminated for cause, he will receive only his unpaid salary and other benefits accrued and earned through the date of termination.

Mr. Rutherford must execute a general release in favor of the Company in order to receive benefits if he voluntarily resigns, resigns for good reason or his employment is terminated without cause. If Mr. Rutherford becomes entitled to payments under the retention agreement discussed in this section, the payments under the retention agreement will be in lieu of any other payments to be made under the employment agreement.

On February 19, 2007, the Company adopted the LESCO, Inc. Employment Retention Plan (the Retention Plan). The Retention Plan replaces the Amended and Restated Retention Agreements the Company had with certain of its key employees. The Retention Plan provides certain of the Company’s employees, as selected by the board of directors of the Company (the Participants), with incentives to continue employment with the Company in the event of a change in control of the Company. The Retention Plan provides that each of the Participants will enter into an individual Employment Retention Agreement with the Company pursuant to which certain other benefits may be provided (the “Retention Agreements” and each, a “Retention Agreement”). The Retention Plan provides that if within a specified period following a change in control (as defined in the Retention Plan and which definition includes our proposed merger with a subsidiary of Deere & Company), (i) the Participant’s employment is terminated by the Company other than “for cause” (as defined in the Retention Plan), (ii) the Participant’s employment is terminated by the Participant for “good reason” (as defined in the Retention Plan) or (iii) the Participant’s employment is terminated due to his or her death or “disability” (as defined in the Retention Plan) (collectively, with clauses (i) and (ii), “Termination”) then, with certain exceptions, the Company will provide the following to the Participant:

•	a payment equal to the Participant’s annual base salary that has accrued, but not yet been paid, through the date of termination;

•	any compensation previously deferred by the Participant (to the extent permitted by the plan under which such amounts were deferred) and any accrued vacation pay, in each case to the extent not previously paid;

•	reasonable outplacement services, as incurred, for the twelve month period following the date of termination (not to exceed the greater of 20% of the Participant’s annual base salary or $25,000);

•	severance benefits payable to the Participant as set forth in the Participant’s individual Retention Agreement;

•	to the extent the Participant holds options to purchase common shares, an amount equal to the excess of the fair market value over the option exercise price of common shares that are subject to such options, whether or not exercisable at that time;

•	to the extent the Participant holds other long-term stock incentive awards, such awards will fully vest and all applicable restrictions or conditions will lapse, and the Participant shall be paid an amount equal to the excess of the fair market value over the specified value of the award; and

•	continuing medical, dental and vision benefits for the period set forth in the Participant’s Retention Agreement (Continuing Benefits); provided, however, that if the Participant becomes re-employed with a different employer and is eligible to receive medical, dental or vision benefits under another employer-provided plan, the Continuing Benefits will cease.

Participants will begin receiving the benefits described above within thirty days of Termination following a change in control, unless such payments must be deferred for six months in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the Code).

In connection with the Retention Plan, on February 19, 2007, the Company entered into Retention Agreements with, among others, Jeffrey L. Rutherford, Bruce K. Thorn, Richard F. Doggett, Michael A. Weisbarth and Kathleen M. Minahan. Under the Retention Agreements, upon Termination within a specified period following a change in control, the Company will provide the following to each executive officer (in addition to the benefits set forth in the Retention Plan and as explained above):

•	in the case of Mr. Rutherford, an amount equal to the product of three times the sum of (1) his annual base salary, and (2) $225,000, and Continuing Benefits for three years following his Termination;

•	in the case of Messrs. Thorn and Doggett, an amount equal to the product of two times his annual base salary and Continuing Benefits for two years following his Termination;

•	in the case of Mr. Weisbarth and Ms. Minahan, an amount equal to the product of one and one half times his or her annual base salary and Continuing Benefits for eighteen months following his or her Termination; and

•	an amount equal to the maximum yearly contribution the Company could make to the Executive’s account in the LESCO, Inc. Salary Savings Plan and Trust, based on the amount contributed to such retirement plan by the Executive during the year of Termination.

The Company will pay the amounts set forth above to the executive officer in one lump sum payment within thirty days of Termination following a change in control, unless such payments must be deferred for six months in order to comply with Code Section 409A. An executive officer’s Continuing Benefits will be paid for the period specified above, unless the executive officer is re-employed with a different employer and, as a result, becomes eligible for medical, dental or vision benefits, in which case, such executive officer’s Continuing Benefits will end.

Except for Mr. Rutherford’s Retention Agreement, the payments provided pursuant to the Retention Agreements are subject to aggregate payment limitations to avoid the adverse tax consequences of Section 280G of the Code for the Company and the executive officer. Mr. Rutherford’s Retention Agreement provides for an additional payment or payments (a Gross-Up) to Mr. Rutherford for excise and related taxes in the event that any portion of the amounts payable or made available to Mr. Rutherford under the Retention Plan or Retention Agreement constitute “excess parachute payments,” as defined in Section 280G of the Code. If a Gross-Up is required, the amount paid to Mr. Rutherford will equal an amount necessary to place Mr. Rutherford in the same after-tax position he would have been had no such excise taxes or assessments been imposed under Section 280G of the Code on the amounts payable under the Retention Plan or Retention Agreement.

The following table sets forth information with respect to estimated potential payments that would be made by the Company to the executive officers if their employment had been terminated on February 19, 2007 in connection with a change of control of the Company.

	Jeffrey L.	Bruce K.	Richard F.	Michael A.	Kathleen M.
Payments to be Made by the Company	Rutherford	Thorn	Doggett	Weisbarth	Minahan

Unpaid base salary	$8,654	$6,923	$5,192	$4,615	$4,615
Unpaid deferred compensation and accrued vacation	28,846	23,077	17,308	15,385	15,385
Outplacement services	25,000	25,000	25,000	25,000	25,000
Cash severance	1,800,000	600,000	450,000	300,000	300,000
Payments with respect to options (1)	154,000	183,300	—	—	—
Payments with respect to restricted shares (1)	245,105	130,375	31,290	31,290	—
Contribution to LESCO Salary Savings Plan and Trust	1,300	867	781	694	694
Continuing benefits (2)	33,045	13,686	22,030	16,523	5,704

Total	$2,295,980	$983,228	$551,601	$393,507	$351,398

(1)	Based on the $10.43 closing price of our common shares on February 16, 2007, the last trading day prior to the assumed change of control.

(2)	Is composed of medical and dental insurance benefits only. The amounts shown on this table reflect what the cost of these benefits would be to the Company if the change in control and termination occurred on February 19, 2007 and benefits were provided for the maximum time period required under the executive officer’s Retention Agreement. Pursuant to the Employment Retention Plan, the Company is not required to continue long-term disability, life and accidental death and disability insurance benefits. Premiums for vision benefits are paid 100% by employee contributions.

Director Compensation

Each non-employee director, other than committee chairmen and Mr. Erbaugh, is paid $25,000 per year, and each committee chairman is paid $30,000 per year, as compensation for service on the board of directors. A director’s compensation is reduced by $2,000 for each scheduled board meeting not attended and by $1,000 for each scheduled committee meeting not attended. A director’s compensation is reduced by $1,000 for each scheduled board meeting attended via telephone and $500 for each scheduled committee meeting attended via telephone. As Chairman of the Board, Mr. Erbaugh is paid a retainer of $50,000 per year. In addition, he is paid $1,000 per day for services rendered to the Company at the request of the President and Chief Executive Officer; provided that Mr. Erbaugh may not be paid more than $25,000 in the aggregate per year for these services without the consent of the board of directors. During 2006, Mr. Erbaugh was not requested to provide such services. In 2006, however, Mr. Erbaugh received an additional $3,500 per month in consideration of the additional duties assigned to him in connection with the Company’s appointment of new management personnel in October 2005. Mr. Rutherford did not receive any compensation for his service as a director.

The following table summarizes the compensation for the directors:

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Names	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)(1)	Compensation ($)	Total ($)

J. Martin Erbaugh	$92,000	—	—	—	—	—	$92,000
Michael E. Gibbons	$28,500	—	—	—	—	—	$28,500
Enrique F. Gittes	$25,000	—	—	—	—	—	$25,000
Lee C. Howley	$17,634	—	—	—	—	—	$17,634
Christopher Mills	$22,000	—	—	—	—	—	$22,000
R. Lawrence Roth	$25,000	—	—	—	—	—	$25,000

(1)	Based on the closing price of our common shares on December 29, 2006 of $8.65.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation, Governance and Nominating Committee (the Compensation Committee) of the Board of Directors has responsibility for determining the compensation paid to the Company’s executive officers during 2006. The Compensation Committee ensures that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive. In 2006, the Compensation Committee’s members were Lee C. Howley (Chairman), J. Martin Erbaugh, Enrique Foster Gittes and R. Lawrence Roth, each of whom is an independent director within the meaning of the Marketplace Rules of the NASDAQ Stock Market, a disinterested director within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, and a “non-employee director” within the meaning of Section 162(m) of the Internal Revenue Code.

This compensation disclosure and analysis describes the Compensation Committee’s executive compensation philosophy and the policies and actions of the Compensation Committee with respect to fiscal year 2006 in considering compensation for the executive officers of the Company. Throughout this section, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table on page 46, are referred to as the “named executive officers.”

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that provides compensation to the named executive officers in a manner that:

•	relates total compensation appropriately to corporate performance and the individual contribution of each executive officer;

•	motivates executive officers to achieve increased shareholder value;

•	aligns the interests of the executive officers with the long-term interests of the Company’s shareholders; and

•	provides compensation to executive officers at a level consistent with compensation available to executives with similar responsibilities at companies of similar size in order to attract and retain key executives.

To implement this philosophy, the Company’s executive compensation programs are designed to:

•	provide a base salary to compensate executives for services rendered during the fiscal year;

•	provide annual incentive opportunities that are designed to relate total cash compensation to the annual performance of the Company;

•	provide long-term incentives with award values targeted at median competitive levels, which allow total overall compensation for the Company’s executives to exceed the compensation available to executives in the competitive labor market if the Company’s common shares increase significantly in value; and

•	place more emphasis on long-term and stock-based compensation at more senior management levels of the Company.

Role of Executive Officers in Compensation Decisions

In connection with the preparation of the Company’s annual budget at the end of each year, the Chief Executive Officer reviews the performance of each named executive officer, not including himself, and based on these reviews makes salary recommendations to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommendations. Based on this recommendation and its own review of compensation matters, the Compensation Committee makes all compensation decisions for the named executive officers.

Setting Executive Compensation

Based on the previously discussed objectives, the Compensation Committee has structured the Company’s annual and long-term executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. From time to time, although not during 2006, the Compensation Committee has engaged a well-known, global human resources consultant (the Consultant) to provide research data and recommendations to the Committee relative to executive salaries, long-term incentives and total compensation. The Consultant has provided the Compensation Committee with a comprehensive analysis of compensation associated with each executive position. This research has contained market data for similarly sized, publicly-held companies; data from compensation surveys conducted by the Consultant and other global human resources consultants; and surveys of chief executive officer pay at approximately 20 Ohio-based companies. This research, data from other management consultant reports and other publicly available documents are reviewed in connection with compensation decisions. The Compensation Committee also relies on its members’ collective experience and perception of compensation paid to executives with similar responsibilities at companies of similar size.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	base salary;

•	annual bonus;

•	long-term compensation including stock options and restricted shares; and

•	perquisites and other personal benefits.

Base Salary

The Compensation Committee reviews named executive officer base salaries at the end of each year in connection with the preparation of the Company’s annual budget and also may periodically review and, if appropriate, adjust named executive officer base salaries for other reasons. Circumstances that may prompt such a periodic review and an adjustment include, among others, changes in executive personnel and modifications to the Company’s reporting structure. As discussed above, the Compensation Committee consults data from management compensation reports, outside consultants and other publicly available documents, and evaluates this data against its members’ collective experience and perception of compensation paid to executives with similar responsibilities at companies of similar size. The Committee also considers each executive’s experience, level of responsibility and performance. Better performance generally results in an increased salary, subject to the limits of the salary range for the position and the Company’s compensation budget.

Messrs. Rutherford, Thorn and Weisbarth’s salaries were not adjusted during 2006. The base salaries of Messrs. Rutherford, Thorn and Weisbarth are $375,000, $300,000 and $200,000 respectively. Ms. Minahan’s salary was increased from $160,000 to $200,000 in May 2006 to reflect her expanded duties, which now include serving as the Chief Administrative Officer of the Company in charge of its human resources department. Mr. Doggett’s salary was increased from $130,000 to $225,000 to reflect his promotion to Senior Vice President, Sales in May 2006.

Annual Bonus

The Company’s annual bonus program is established at the beginning of each year and provides eligible executives and key employees the opportunity to earn an annual bonus based on the Company’s financial performance. At the beginning of 2006, 32 participants were approved for participation in the 2006 Bonus Plan. Eligible participants who joined the Company during 2006 were approved to participate on a pro-rata basis. Participants must be actively employed at the time of payment in order to receive the prior year’s bonus.

Bonuses are earned by key employees if, and to the extent that, the Company attains or exceeds certain performance measures established by the Compensation Committee at the beginning of the year, and the Compensation Committee approves such bonuses. The financial measures for 2006 were based on basic earnings per share, return on invested capital and sales growth percentage over the prior year, which the Company considers to be the key financial measures for evaluating its performance. For all participants except Mr. Rutherford, each financial performance measure accounts for 25% of the target bonus, and individual performance accounts for the remaining 25%. A bonus based on individual performance will only be paid if at least one of the financial performance measures is met. Mr. Rutherford’s bonus is based solely on the Company’s financial performance. Each financial performance measure accounts for 33 1/3% of his bonus.

In addition, the executive bonus program, in which the named executive officers participate, contained an additional contingency in 2006. Bonuses were to be paid to participants in the plan only to the extent that (a) the Company’s EBIT in 2006 less the Company’s 2006 plan for EBIT was greater than or equal to (b) the amount of bonuses otherwise payable under the plan. If (a) EBIT in 2006 less the Company’s plan for EBIT in 2006 was less than (b) the amount of the bonuses otherwise payable, bonuses under the plan were to be reduced accordingly.

At the beginning of each year, the Compensation Committee approves a target bonus for each participant stated as a percentage of base salary. In 2006, targets ranged from 60% for the Chief Executive Officer to 10% for the lowest-level eligible participant. Target bonuses for Messrs. Rutherford, Thorn and Doggett were 60%, 40% and 40%, respectively. The initial target bonus for Mr. Weisbarth and Ms. Minahan was 25%. On May 9, 2006, the target bonus for Mr. Weisbarth and Ms. Minahan was increased to 35% in order to bring their target bonus up to a level consistent with similarly situated officers. For Messrs. Doggett and Weisbarth and Ms. Minahan, bonuses, if any, were to be calculated on a pro rata basis using the base salary and bonus percentage in effect for each respective portion of the year.

Each year, the Compensation Committee establishes a performance range for each of the financial measures at which threshold, target and maximum incentives will be paid. For 2006, if the Company’s performance with respect to a financial measure was less than 90% of the target performance measure, no bonus was paid with respect to that financial measure. If actual performance equaled 90% of the target performance measure, a bonus equal to 80% of the target bonus percentage was paid with respect to that financial measure. The amount payable increased ratably up to a payout of 100% of the target bonus percentage, if actual performance with respect to a financial measure equaled the performance target. An additional 2% of the target bonus percentage for a financial measure was payable for each percentage point by which actual performance exceeded the target performance measure, subject to a maximum payout of 200% of the target bonus percentage. Individual performance measures were established in such a manner that the portion of the annual bonus based on personal achievement could range from 0% to 120% of the target bonus percentage. No bonus based on individual performance is paid unless a bonus is paid with respect to at least one financial measure. The Compensation Committee has the discretion to increase or decrease bonuses. The Compensation Committee has not exercised this discretion to increase bonuses.

The annual bonus program provides that the Compensation Committee may designate that up to one-half of a bonus will be paid in common shares of the Company. The stock portion of the award may be used as payment to exercise outstanding stock options with the caveat that any shares purchased through the exercise of the options must be held for at least one year.

Because the Company did not achieve any of the financial measures in 2006, the Compensation Committee did not approve any bonus awards for 2006.

Long-Term Compensation

The 2000 Stock Incentive Plan, which was approved by shareholders in May 2000, authorizes the use of the Company’s stock in equity-based awards that include stock options, restricted shares, unrestricted shares, share appreciation rights, limited share appreciation rights and performance units. This plan was designed to create long-term incentives that align the interests of the Company’s shareholders and management. Key managers and executives of the Company and its subsidiaries, including the named executive officers, are eligible to be participants in the plan. The Compensation Committee reviews and determines whether to make equity-based awards in connection with the preparation of the Company’s annual budget at the end of each year. The Company also grants stock options to prospective employees as an inducement to accept employment with the Company.

To date, the Compensation Committee has approved two types of plan awards: stock options and restricted shares.

Stock Options

Stock option awards allow the participant to purchase the Company’s common shares for a term of ten years at a price equal to 100% of the fair market value of the Company’s common shares on the date the award is granted. Because the participant’s gain on exercise of options is solely related to an increase in stock price, options are a direct incentive to increase shareholder value. Key employees are eligible for awards as approved by the Compensation Committee. An award may vest in increments over several years. Stock option awards were not granted to the named executive officers in 2006.

Restricted Shares

Restricted shares allow the participant to earn awarded common shares, subject to restrictions on vesting and transferability. The Committee views time-based restricted share awards as a means by which to promote the long-term retention of key executives and to tie a portion of the executive’s compensation directly to the enhancement of shareholder value. No awards of restricted shares were made to the named executive officers in 2006.

Perquisites and Other Benefits

The Company offers limited perquisites to its executive officers. Under the terms of his employment agreement, Mr. Rutherford is entitled to payment or reimbursement for an annual physical examination and a $500 monthly car allowance, plus automobile operating expenses. Upon Mr. Doggett’s promotion to Senior Vice President, Sales in October 2006, the Company purchased a vehicle for him at a cost of $19,556 and paid his country club initiation fee of $11,475. Each of the named executive officers is eligible to participate in the Company’s 401(k) plan. Under the 401(k) plan, the Company matches 50% of the first 6% of pay that is contributed to the 401(k) plan by an eligible employee. To the extent that a named executive officer participates in the Company’s Restoration Plan and does not maximize the Company’s match with his or her 401(k) plan deferrals, the Company will continue to match the officer’s deferrals to the Restoration Plan, subject to the aggregate limit of 50% of the first 6% of pay and the IRS annual limit. Each of the named executive officers participates in health, disability and other insurance plans, and receives whole life insurance. Each of the named executive officers also receives sick leave, reasonable vacation time, reimbursement for parking expenses and other customary immaterial fringe benefits.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. For fiscal 2006, no base salary of any named executive officer exceeded $1,000,000.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for all share-based payments to employees in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation, Governance and Nominating Committee

Lee. C. Howley, Chairman
J. Martin Erbaugh
Enrique Foster Gittes
R. Lawrence Roth

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information with respect to the beneficial ownership of the Company’s common shares as of March 9, 2007 (unless otherwise indicated) by:

•	each person who is known to us to be the beneficial owner of more than five percent of our common shares;

•	each director;

•	our principal executive officer and principal financial officer at the end of our last completed fiscal year and our three most highly compensated executive officers who were serving as executive officers at the end of our last completed fiscal year; and

•	all current executive officers and directors as a group.

The information with respect to beneficial owners of more than five percent of our common shares is based on currently available Schedules 13D and 13G. Except as otherwise indicated below, the business address of each individual listed below is c/o LESCO, Inc., 1301 East 9th Street, Suite 1300, Cleveland, OH 44114.

	Amount of Nature
Name of Beneficial Owner	of Beneficial Ownership (1)	Percent of Class

Robert F. Burkhardt (2)(3)(4)	454,492	5.0%
Richard F. Doggett (2)(5)	18,428	*
J. Martin Erbaugh (2)(6)	54,525	*
Michael E. Gibbons (2)	7,500	*
Enrique Foster Gittes (2)(7)	14,319	*
Lee C. Howley (2)(8)	22,000	*
Christopher H.B. Mills (2)(9)	1,784,247	19.5%
Kathleen M. Minahan (2)	10,000	*
R. Lawrence Roth (2)	2,000	*
Jeffrey L. Rutherford (2)(3)(5)(10)	173,652	1.9%
Bruce K. Thorn (2)(5)	104,500	1.1%
Michael A. Weisbarth (2)(3)(5)(11)	36,512	*
All directors and executive officers as a group (11 persons)	2,232,683	23.6%
Dimensional Fund Advisors Inc. (12)	596,056	6.5%
Mario J. Gabelli (13)	644,331	7.0%
Hawkshaw Capital Management, LLC (14)	1,246,733	13.6%
Paradigm Capital Management, Inc. (15)	538,800	5.9%

*	Less than one percent.

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to the information contained in the footnotes below.

(2)	The following persons hold options to purchase shares that are currently exercisable or exercisable within 60 days of March 9, 2007, and assumes accelerated vesting due to a change in control of the Company: Mr. Burkhardt, 24,000 shares; Mr. Doggett, 15,000 shares; Mr. Erbaugh, 22,500 shares; Mr. Gibbons, 5,500 shares; Mr. Gittes, 2,000 shares; Mr. Howley, 7,500 shares; Mr. Mills, 4,000 shares; Ms. Minahan, 10,000 shares; Mr. Roth, 2,000 shares; Mr. Rutherford, 120,000 shares; Mr. Thorn, 80,000 shares; and Mr. Weisbarth, 25,000 shares.

(3)	Includes shares held by the LESCO, Inc. Stock Investment and Salary Savings Plan and Trust that are beneficially owned by the named persons as follows: Mr. Rutherford, 6,766, Mr. Burkhardt, 141,702 shares and Mr. Weisbarth, 3,727 shares.

(4)	Includes 68,885 shares owned by Mr. Burkhardt’s wife; 12,000 shares owned by the Robert and Virginia Burkhardt Charitable Foundation, of which Mr. Burkhardt is President-Treasurer and a Trustee; 110,000 shares owned by the Burkhardt Family Limited Partnership, of which Mr. Burkhardt is a general and limited partner; and 3,050 shares owned by Mr. Burkhardt’s wife as custodian for minor grandchildren.

(5)	The following persons hold restricted shares, which are subject to forfeiture but have full power to vote: Mr. Rutherford, 23,500; Mr. Doggett, 3,000; Mr. Thorn, 12,500 shares and Mr. Weisbarth, 3,000 shares.

(6)	Includes 18,500 shares held jointly by Mr. Erbaugh and his wife and 4,980 shares owned by Mr. Erbaugh’s wife.

(7)	Includes 12,319 shares owned by NASCIT, of which Mr. Gittes is Chairman. Mr. Gittes owns a 1.5% interest in NASCIT, and these shares represent his derivative interest in 821,247 shares owned by NASCIT. Mr. Gittes disclaims beneficial ownership with respect to the shares owned by NASCIT except for the 12,319 shares representing his derivative interest.

(8)	Includes 14,500 shares owned by the Howley Family Partnership.

(9)	Mr. Mills has shared voting power and shared dispositive power with respect to 1,780,247 of the shares. Of these shares, voting and dispositive power as to all of the shares are shared with North Atlantic Value LLP; voting and dispositive power as to 821,247 shares are shared with NASCIT; voting and dispositive power as to 200,000 shares are shared with American Opportunity Trust plc; voting and dispositive power as to 355,881 shares are shared with The Trident North Atlantic Fund; voting and dispositive power as to 268,545 shares are shared with Trident Holdings; and voting and dispositive power as to 48,390 shares are shared with High Tor Limited. The address for Mr. Mills, North Atlantic Value LLP, NASCIT and American Opportunity Trust LLP is Ground Floor, Ryder Court, 14 Ryder Street, London SW1A 6QB England. The address for The Trident North Atlantic Fund is P.O. Box 309, Ugland House, George Town, Grand Cayman, Cayman Islands. The address for Trident Holdings is P.O. Box 1350GT, 75 Fort Street, George Town, Grand Cayman, Cayman Islands. The address for High Tor Limited is P.O. Box N-4857, Unit No. 2, Cable Beach Court, West Bay Street, Nassau, Bahamas. Mr. Mills is Chief Executive of, and holds a 20.1% interest in, NASCIT and Chief Executive of, and holds a 1.2% interest in, American Opportunity Trust plc. He also is a director of The Trident North Atlantic Fund.

(10)	Includes 22,956 shares owned by Mr. Rutherford’s wife. Mr. Rutherford disclaims beneficial ownership of those common shares.

(11)	Includes 3,000 shares held jointly by Mr. Weisbarth and his wife.

(12)	Based on information set forth on a Schedule 13G dated February 1, 2007, in its role as investment advisor or manager to certain investment portfolios, Dimensional Fund Advisors Inc. possesses voting and/or investment power over the shares. All shares, however, are owned by these portfolios, and Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13)	Based on information set forth in a Schedule 13D filed March 12, 2007 by Mario J. Gabelli and various entities which he directly or indirectly controls, or for which he acts as chief investment officer. Gabelli Funds, LLC has sole voting power and sole dispositive power with respect to 512,000 of the shares. GAMCO Asset Management Inc. (GAMCO) has sole voting power and sole dispositive power with respect to 94,200 shares, and Gabelli Securities, Inc. (GSI) has sole voting power and sole dispositive power with respect to 38,111 of the shares. Mr. Gabelli is the majority stockholder and Chief Executive Officer of Gabelli Group Capital Partners, Inc. (GGCP) and Chief Executive Officer of Gabelli Management Inc. (GBL). GGCP is the majority stockholder of GBL. GBL, in turn, is the sole stockholder of GAMCO. GBL is the majority stockholder of GSI. Gabelli Funds, LLC is a wholly owned subsidiary of GBL. Each of the reporting persons and covered persons has the sole power to vote or direct the vote and sole power to dispose or to direct disposition of the securities reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as they may be, except that: (i) Gabelli Funds, LLC has sole dispositive and voting power with respect to the Company’s common shares that it holds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Gabelli fund will respectively vote that fund’s shares; (ii) at any time, the Proxy Voting Committee of each such fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations; and (iii) the power of Mario Gabelli, GBL, and GGCP is indirect with respect to common shares beneficially owned directly by other reporting persons. The address for GAMCO, GSI and Gabelli Funds, LLC is One Corporate Center, Rye, New York 10580.

(14)	The address for Hawkshaw Capital Management, LLC is 400 Madison Avenue, 14th Floor, New York, New York, 10017.

(15)	The address for Paradigm Capital Management, Inc. is Nine Elk Street, Albany, New York, 12207.

	COL. A	COL. B	COL. C
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (A))

Equity compensation plans approved by security holders	553,077	$12.40	829,899	(2)
Equity compensation plans not approved by security holders (1)	89,666	12.13	—

Total	642,743	$12.36	829,899

(1)	See Note 9 to Consolidated Financial Statements.

(2)	Under the 2000 Stock Incentive Plan, the securities also may be issued as restricted shares.

Item 13.	Certain Relationships and Related Transactions

The board of directors has determined, under the current Marketplace Rules of the NASDAQ Stock Market, that all of the Company’s directors, except for Mr. Rutherford, are independent directors. Mr. Rutherford is currently employed by the Company as its President and Chief Executive Officer. The names of and certain information with respect to our directors are set forth in Item 10 of this Form 10-K under the subheading “Directors.”

Item 14.	Principal Accountant Fees and Services

KPMG served as the Company’s principal independent accountants for the year ended December 31, 2006.

Audit Fees.  The aggregate fees billed for professional services rendered by KPMG for the audit of the Company’s annual financial statements for 2005 and 2006 and for KPMG’s review of the financial statements included in the Company’s quarterly reports on Form 10-Q during those years were $495,000 and $598,558, respectively. The 2005 and 2006 fees include fees for services related to Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  The aggregate fees billed for 2005 and 2006 for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above were $16,000 and $16,500, respectively. Audit-related fees consist of fees billed for employee benefit plan audits, accounting consultation, SEC registration statements and other SEC services.

Tax Fees.  KPMG did not bill any fees for 2005 and 2006 for professional services for tax compliance, tax advice or tax planning.

All Other Fees.  KPMG did not bill any fees for 2005 and 2006 for products and services, other than those reported above under “Audit Fees” and “Audit-Related Fees.”

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.  The Audit Committee has established a policy for the pre-approval of payment for audit services. The Audit Committee pre-approves all permissible non-audit services provided by the independent auditors. These services may include tax services and other services. All of the services described under “Audit-Related Fees” above were pre-approved by the Audit Committee prior to payment.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following financial statements of LESCO, Inc. are included in Item 8:

Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

The following financial statement schedule is included herewith:

Schedule II — Valuation and Qualifying Accounts — Years ended December 31, 2006, 2005 and 2004

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) See Exhibit Index following the signature page to this report.

(b) Exhibits — See Exhibit Index following the signature page to this report.

(c)	Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
LESCO, INC.

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deductions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts —	Costs		End of
Description	of Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2006:
Deducted from assets accounts — Reserve for discontinued inventory	$2,819,000	$309,000		$(2,514,000	) (1)	$614,000
Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for discontinued inventory	$1,707,000	$7,250,000		$(6,138,000	) (1)	$2,819,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for discontinued inventory	$327,000	$1,919,000		$(539,000	) (1)	$1,707,000

(1)	Reserve is reduced as discontinued inventory is sold or is otherwise disposed.

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deductions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts —	Costs		End of
Description	of Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2006:
Deducted from assets accounts — Reserve for Vendor Rebates	$457,000	$4,069,000		$(4,002,000	) (2)	$524,000
Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for Vendor Rebates	$1,064,000	$12,580,000		$(13,187,000	) (2)	$457,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for Vendor Rebates	$706,000	$13,588,000		$(13,230,000	) (2)	$1,064,000

(2)	Reserve is reduced as inventory is sold or is otherwise disposed.

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deductions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts —	Costs		End of
Description	of Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2006:
Deducted from assets accounts — Reserve for Inventory Shrink	$611,000	$925,000		$(881,000	) (3)	$655,000
Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for Inventory Shrink	$567,000	$1,690,000		$(1,646,000	) (3)	$611,000
Year Ended December 31, 2004:
Deducted from assets accounts — Reserve for Inventory Shrink	$530,000	$1,569,000		$(1,532,000	) (3)	$567,000

(3)	Reserve is reduced as perpetual inventory balances are adjusted throughout the year for physical inventory counts.

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts —	Costs		End of
Description	of Period	Expenses	Describe	Incurred		Period

Year Ended December 31, 2006:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$1,617,000	$1,830,000		$(1,790,000	) (4)	$1,657,000
Year Ended December 31, 2005:
Deducted from assets accounts — Reserve for uncollectible trade receivables	$2,830,000	$—		$(1,213,000	)(4)	$1,617,000
Year Ended December 31, 2004:
Reserve for uncollectible trade receivables	$4,886,000	$—		$(2,056,000	) (4)	$2,830,000

(4)	Reserve is reduced as account balances are written-off throughout the year.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCO, INC.

By:	/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
President and Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Rutherford Jeffrey L. Rutherford	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Michael A. Weisbarth Michael A. Weisbarth	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director and Chairman of the Board	March 16, 2007

/s/ Michael E. Gibbons Michael E. Gibbons	Director	March 16, 2007

/s/ Enrique Foster Gittes Enrique Foster Gittes	Director	March 16, 2007

/s/ Lee C. Howley Lee C. Howley	Director	March 16, 2007

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 16, 2007

/s/ R. Lawrence Roth R. Lawrence Roth	Director	March 16, 2007

LESCO, INC.

FORM 10-K
EXHIBIT INDEX

Exhibit
Number		Description of Document

2	(a)	Agreement and Plan of Merger among Deere & Company, Deere Merger Sub, Inc. and LESCO, Inc. dated as of February 19, 2007 (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).
2	(b)	Asset Purchase Agreement by and between the Registrant and Turf Care Supply Corp. dated July 26, 2005 (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2005 and incorporated herein by reference).
2	(c)	First Amendment to Asset Purchase Agreement by and between the Registrant and Turf Care Supply Corp., dated October 1, 2005 (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).
2	(d)	Letter Agreement by and between Turf Care Supply Corp. and the Registrant dated September 22, 2006 (included as an Exhibit to the Registrant’s Form 8-K dated as of September 22, 2006 and incorporated herein by reference).
3	(a)	Amended Articles of Incorporation of the Registrant (included as an exhibit to the Registrant’s Form 10-Q for quarter ended March 31, 2006 and incorporated herein by reference).
3	(b)	Amended Code of Regulations of the Registrant (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
4	(a)	Specimen certificate for the Registrant’s Common Shares (included as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-90900) and incorporated herein by reference).
10	(a)	Revolving Credit and Security Agreement dated September 27, 2006 among LESCO, Inc., AIM Lawn & Garden Products, Inc., LESCO Services, Inc. and LESCO Technologies, LLC, as borrowers, the lenders party thereto from time to time, National City Business Credit, Inc., as agent, and National City Bank, as issuer (included as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and incorporated herein by reference).
10	(b)	First Amendment to Revolving Credit and Security Agreement dated December 28, 2006.
10	(c)	Second Amendment to Revolving Credit and Security Agreement dated as of March 14, 2007.
*10	(d)	1992 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(e)	Consulting Agreement by and between the Registrant and Robert F. Burkhardt (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(f)	2000 Stock Incentive Plan (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(g)	2000 Broad Based Stock Option Plan, as amended and restated (included as an exhibit to the Registrant’s Form 10-K for fiscal year 2002 and incorporated herein by reference).
*10	(h)	Employment Agreement by and between the Registrant and Jeffrey L. Rutherford, dated January 1, 2006 (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).
10	(i)	Long-Term Supply Agreement by and between the Registrant and Turf Care Supply Corp., dated October 1, 2005 (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).**
10	(j)	Portfolio Purchase and Sale Agreement, by and among LESCO Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(k)	Private Label Business Credit Program Agreement by and among LESCO, Inc., LESCO Services, Inc., Aim Lawn & Garden Products, Inc., LESCO Technologies, LLC and GE Capital, dated December 16, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).

Exhibit
Number		Description of Document

10	(l)	First Amendment to Private Label Business Credit Program Agreement, dated December 29, 2003 (included as an exhibit to the Registrant’s Form 8-K report dated December 30, 2003 and incorporated herein by reference).
10	(m)	Letter Agreement (“Second Amendment”) to Private Label Business Credit Program Agreement dated February 12, 2004.
10	(n)	Third Amendment to Private Label Business Credit Program Agreement dated October 7, 2005.
10	(o)	Fourth Amendment to Private Label Business Credit Program Agreement dated September 26, 2006 (included as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and incorporated herein by reference).
10	(p)	Assignment & Assumption of Lease (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
10	(q)	Consent of Landlord’s Lender (included as an exhibit to the Registrant’s Form 10-Q for quarter ended September 30, 2004 and incorporated herein by reference).
*10	(r)	LESCO Executive Bonus Plan for 2006 (included as an exhibit to the Registrant’s Form 8-K dated February 21, 2006 and incorporated herein by reference).
*10	(s)	LESCO Management Bonus Plan for 2006 (included as an exhibit to the Registrant’s Form 8-K dated February 21, 2006 and incorporated herein by reference).
*10	(t)	Form of Restricted Stock Award Agreement (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).
*10	(u)	Form of Stock Option Award Agreement (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).
10	(v)	Employment Retention Plan (included as an exhibit to the Registrant’s Form 8-K dated as of February 19, 2007 and incorporated herein by reference).
10	(w)	Employment Retention Agreement, dated February 19, 2007, between the Company and Jeffrey L. Rutherford (included as an Exhibit to the Registrant’s Form 8-K dated as of February 19, 2007 and incorporated herein by reference).
10	(x)	Employment Retention Agreement, dated February 19, 2007, between the Company and Bruce K. Thorn (included as an Exhibit to the Registrant’s Form 8-K dated as of February 19, 2007 and incorporated herein by reference).
10	(y)	Employment Retention Agreement, dated February 19, 2007, between the Company and Michael A. Weisbarth (included as an Exhibit to the Registrant’s Form 8-K dated as of February 19, 2007 and incorporated herein by reference).
10	(z)	Employment Retention Agreement, dated February 19, 2007, between the Company and Kathleen M. Minahan (included as an Exhibit to the Registrant’s Form 8-K dated as of February 19, 2007 and incorporated herein by reference).
10	(aa)	Employment Retention Agreement, dated February 19, 2007, between the Company and Richard F. Doggett.
14		Code of Ethics.
21		Subsidiaries of the registrant (included as an exhibit to the Registrant’s Form 10-K for year ended December 31, 2005 and incorporated herein by reference).
23	(a)	Consent of KPMG LLP Independent Registered Public Accounting Firm.
31	(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31	(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32	(a)	Certification Pursuant to 18 U.S.C. Section 1350.
32	(b)	Certification Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Note: Certain portions of Exhibit 10(i) have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which application was granted on February 22, 2007. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10(i) are marked with the word “{REDACTED}.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
LESCO, Inc.:

We have audited the accompanying consolidated balance sheets of LESCO, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LESCO, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LESCO Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Cleveland, Ohio
March 16, 2007

LESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004

Net sales	$550,605	$575,745	$561,041
Cost of product (including distribution costs)	(430,737)	(434,334)	(422,617)

Gross profit on sales	119,868	141,411	138,424
Selling expense	(106,914)	(101,840)	(94,570)
General & administrative expense	(17,873)	(23,404)	(24,056)
Merchant discounts and provision for doubtful accounts	(13,129)	(15,928)	(10,757)
Pre-opening expense	(1,831)	(1,904)	(1,290)
Supply chain transaction expense (Note 16)	—	(24,039)	—
Vendor contract termination (Note 15)	—	(474)	(4,404)
Corporate relocation expense (Note 12)	—	—	(6,878)
Hurricane/flood expense	—	—	(1,243)
Other expense	(37)	(118)	(272)
Other income	224	470	508

Loss before interest and taxes	(19,692)	(25,826)	(4,538)
Interest expense, net	(37)	(856)	(747)

Loss before taxes	(19,729)	(26,682)	(5,285)
Income taxes:
Current	—	—	(340)
Deferred	7,071	9,536	2,363
Change in valuation allowance	(7,071)	(9,536)	(2,363)

	—	—	(340)
Net loss	$(19,729)	$(26,682)	$(5,625)
Loss per common share
Diluted	$(2.16)	$(3.00)	$(0.65)

Basic	$(2.16)	$(3.00)	$(0.65)

Average number of common shares and common share equivalents outstanding:
Diluted	9,121,550	8,887,024	8,696,356

Basic	9,121,550	8,887,024	8,696,356

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$4,009	$21,030
Accounts receivable, net	12,727	16,310
Inventories	92,647	80,346
Other	2,989	2,667

TOTAL CURRENT ASSETS	112,372	120,353
Property, plant and equipment, net	9,623	9,624
Other	1,205	904

	$123,200	$130,881

CURRENT LIABILITIES:
Accounts payable	$48,832	$61,381
Accrued liabilities	17,059	24,576
Revolving credit facility	29,959	—

TOTAL CURRENT LIABILITIES	95,850	85,957
Deferred — other	2,172	2,166

TOTAL LIABILITIES	98,022	88,123
SHAREHOLDERS’ EQUITY:
Common shares — without par value — 19,500,000 shares authorized; 9,242,415 shares issued and 9,147,068 outstanding at December 31, 2006; 8,949,921 shares issued and outstanding at December 31, 2005	924	894
Paid-in capital	40,506	38,051
Treasury shares: 95,347 at December 31, 2006; none in 2005	(1,478)	—
Retained (deficit) earnings	(14,774)	4,955
Unearned compensation	—	(1,142)

TOTAL SHAREHOLDERS’ EQUITY	25,178	42,758

	$123,200	$130,881

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

OPERATING ACTIVITIES:
Net loss	$(19,729)	$(26,682)	$(5,625)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,609	6,057	7,457
Decrease (increase) in accounts receivable	3,583	621	(3,599)
Sale of accounts receivable	—	—	5,946
Inventory markdown	—	6,260	799
(Increase) decrease in inventories	(12,301)	13,976	(7,801)
Loss on sale/disposal of property, plant and equipment	125	14,128	658
Impairment of property, plant and equipment	—	352	—
(Decrease) increase in accounts payable	(14,000)	6,047	11,853
(Decrease) increase in accrued liabilities	(7,517)	392	6,115
Decrease in current income tax	—	—	3,961
Other	427	2,413	3,110

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(45,803)	23,564	22,874
INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	13	275	1,822
Purchase of property, plant and equipment, net
Stores	(3,128)	(3,094)	(1,598)
Other	(458)	(1,097)	(2,747)

NET CASH USED IN INVESTING ACTIVITIES	(3,573)	(3,916)	(2,523)
FINANCING ACTIVITIES:
Increase (decrease) in overdraft balances	1,451	(1,037)	(5,913)
Proceeds from (reduction of) borrowings, net	29,959	(7,303)	(14,113)
Financing fees	(813)	—	—
Purchase of treasury shares	(1,478)	—	—
Exercised stock options	3,236	1,621	271

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,355	(6,719)	(19,755)

Net change in cash and cash equivalents	(17,021)	12,929	596
Cash and cash equivalents — Beginning of the period	21,030	8,101	7,505

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$4,009	$21,030	$8,101

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(363)	$(946)	$(776)

Income taxes (paid) refunded	$(150)	$(140)	$3,575

See Notes to Consolidated Financial Statements.

LESCO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained
	Common Shares		Paid-in	Earnings	Treasury	Unearned
(Dollars in thousands)	Shares	Dollars	Capital	(Deficit)	Shares	Compensation	Total

Balance at January 1, 2004	8,668,914	$867	$34,619	$37,262	$—	$(1,478)	$71,270
Exercise of stock options	33,500	4	268	—	—	—	272
Issuance of preferred stock	14,780	1	197	—	—	(199)	(1)
Forfeiture of restricted stock	(20,000)	(2)	(238)	—	—	240	—
Stock compensation	—	—	—	—	—	607	607
Net loss	—	—	—	(5,625)	—	—	(5,625)

Balance at December 31, 2004	8,697,194	$870	$34,846	$31,637	$—	$(830)	$66,523
Exercise of stock options	143,007	13	1,608	—	—	—	1,621
Issuance of restricted stock	140,220	14	1,997	—	—	(2,011)	—
Forfeiture of restricted stock	(30,500)	(3)	(400)	—	—	403	—
Stock compensation	—	—	—	—	—	1,296	1,296
Net loss	—	—	—	(26,682)	—	—	(26,682)

Balance at December 31, 2005	8,949,921	$894	$38,051	$4,955	$—	$(1,142)	$42,758
Reclass of unearned compensation	—	—	(1,142)	—	—	1,142	—
Exercise of stock options	330,114	33	3,203	—	—	—	3,236
Forfeiture of restricted stock	(37,620)	(3)	(234)	—	—	—	(237)
Purchase of treasury shares	(95,347)	—	—	—	(1,478)	—	(1,478)
Stock compensation	—	—	628	—	—	—	628
Net loss	—	—	—	(19,729)	—	—	(19,729)

Balance at December 31, 2006	9,147,068	$924	$40,506	$(14,774)	$(1,478)	$—	$25,178

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Segment Information

LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $7 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. As of December 31, 2006, the Company distributed products through 339 LESCO Service Center stores, 114 Stores-on-Wheels vehicles and other direct sales efforts. As of December 31, 2005, the Company had completed the sale of substantially all of its manufacturing and distribution assets, along with the related working capital, to Turf Care Supply Corp. (TCS). See Note 16 for a discussion of the transaction relating to these assets.

Segment Information:  The Stores and Direct segments are reported below. Operating results for each of these segments are evaluated regularly by the President and Chief Executive Officer in deciding resource allocation and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels vehicles (Service Centers and Stores-on-Wheels vehicles are collectively referred to as “Stores”) and field management organization. The Direct Segment consists of direct sales (sales not transacted at Stores), including national account customers, large retailer accounts, and the operations of LESCO sales representatives. The two operating segments are supplemented by Corporate costs incurred for support functions, such as Corporate selling expenses, including marketing costs, general and administrative expense, any charges and all costs from the manufacturing and distribution facilities (supply chain assets), merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.

The Company maintains separate operating statements (Four-Wall P&Ls) for each selling location within the Stores and Direct Segments. These Four-Wall P&Ls include the sales, cost of product, and operating expenses necessary to operate each individual selling location. The Stores and Direct Segments’ operating results reflect the aggregate Four-Wall P&Ls of the selling locations adjusted for costs of zone and regional management, sales commission expense, indirect supply chain costs, and a portion of merchant discounts not charged to the Four-Wall P&Ls. Charges incurred in 2005 for the supply chain transaction, supplier contract termination settlement, accelerated markdowns, stock option repurchase costs, and former executive severance cost were not allocated to the segments and are included in Corporate.

	For the Year Ended December 31,
(Dollars in millions)	2006	2005	2004

Net sales
Stores	$498.1	$499.5	$452.4
Direct	52.5	76.2	108.6
Corporate	—	—	—

	$550.6	$575.7	$561.0

(Loss) earnings before interest and taxes
Stores	$12.6	$47.5	$48.4
Direct	0.6	1.4	1.3
Corporate	(32.9)	(74.7)	(54.2)

	$(19.7)	$(25.8)	$(4.5)

Capital expenditures
Stores	$3.1	$3.1	$1.6
Direct	—	—	—
Corporate	0.5	1.1	2.7

	$3.6	$4.2	$4.3

Depreciation expense
Stores	$1.9	$1.3	$1.0
Direct	—	0.1	0.1
Corporate	1.5	4.5	6.2

	$3.4	$5.9	$7.3

Intangible asset amortization expense
Stores	$—	$—	$—
Direct	—	—	—
Corporate	0.2	0.2	0.2

	$0.2	$0.2	$0.2

	December 31,
	2006	2005
Total assets
Stores	$87.8	$109.5
Direct	0.8	1.3
Corporate	34.6	20.1

	$123.2	$130.9

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of LESCO and its subsidiaries after elimination of intercompany transactions and accounts. Certain reclassifications have been made in the 2005 and 2004 financial statements to conform to the 2006 presentation.

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

Accounts Receivable:  Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs, and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment.

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

Income Taxes:  The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company recorded a $22.7 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of December 31, 2006 and $15.6 million at December 31, 2005. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company should have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 7 for additional information regarding income taxes.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated over 15 to 20 years, and machinery, equipment and other depreciable assets are depreciated over three to 12 years. Leasehold improvements are depreciated over the life of the initial lease term, which typically is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and improvements are capitalized. On October 1, 2005, the Company completed a sale of substantially all of its supply chain assets and entered into a

Long-Term Supply Agreement with TCS that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period not less than five years. See Note 5 for additional information.

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

Advertising:  Advertising costs are expensed as incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Advertising expense, net of vendor reimbursement, was $4,538,000, $3,402,000, and $3,324,000 for fiscal years 2006, 2005 and 2004, respectively. Advertising expense is included in selling expense.

Financial Instruments:  The carrying amount of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximated their fair value as of December 31, 2006 and 2005 because of the relatively short maturity of these instruments.

Earnings per Share:  The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common shares and common share equivalents outstanding during the period utilizing the treasury stock method for stock awards. Common share equivalents are excluded from the EPS computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of common share equivalents.

A reconciliation of net loss applicable to common shares and the weighted average number of common shares and common share equivalents outstanding is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Net loss applicable to common shares	$(19,729)	$(26,682)	$(5,625)

Weighted average number of common shares outstanding (basic)	9,121,550	8,887,024	8,696,356
Weighted average dilutive stock options	—	—	—

Weighted average number of common shares and common share equivalents outstanding (diluted)	9,121,550	8,887,024	8,696,356

Diluted loss per share	$(2.16)	$(3.00)	$(0.65)
Basic loss per share	$(2.16)	$(3.00)	$(0.65)

Common share equivalents of 93,937 for the year ended December 31, 2006, and 292,340 and 246,850 for 2005 and 2004, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses.

Stock Options:  Effective January 1, 2006, the Company adopted the fair value method of recording stock awards under Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of grant and be expensed over the applicable vesting period. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards at the date of grant and is recognized ratably in the statements of operations over the options’ vesting periods.

Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the shares on the date of the grant. The adoption of SFAS 123R did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table reflects pro forma net loss and loss per share that the Company would have reported for 2005 and 2004 if the fair value approach of SFAS 123R had been applied:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004

Net loss as reported	$(26,682)	$(5,625)
Add: stock compensation expense included in reported net loss, net of related tax effects	1,296	607
Less: stock compensation expense, net of related tax effects	(1,730)	(1,106)

Pro forma net loss	$(27,116)	$(6,124)

Loss per diluted share
As reported	$(3.00)	$(0.65)
Pro forma	$(3.05)	$(0.70)
Loss per basic share
As reported	$(3.00)	$(0.65)
Pro forma	$(3.05)	$(0.70)

Additional information on stock-based compensation is provided in Note 9.

Recently Issued Accounting Pronouncements:

Income Taxes:  In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and the de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN 48 on its consolidated financial statements; however, we do not expect adoption of the new standard to have a material effect on the Company’s financial position, results of operations, or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities when required for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 also expands financial statement disclosure requirements to include the methods and assumptions used to measure fair value and the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

Prior Year Misstatements

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relative quantitative and qualitative factors are considered, is material. Adjustments to current or prior period financial statements would be required in the event that a misstatement in the current period financial statements is determined to be material. SAB 108 is applicable to financial statements issued after November 15, 2006. The Company’s adoption of the provisions of SAB 108 in the year ended December 31, 2006 did not have an impact on its financial statements.

Note 3.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
(Dollars in thousands)	2006	2005

Supplier rebate programs	$1,757	$4,574
Supplier — other	6,361	4,635
Trade receivables:
Owned — domestic	2,940	3,763
Owned — international	1,964	3,076
Other	1,362	1,879
Allowance for doubtful accounts	(1,657)	(1,617)

	$12,727	$16,310

The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to the cost of inventory, as inventory valuation reserves, when earned. When the related inventory is sold, the inventory valuation reserves are recognized as reductions to cost of product. The Company typically earns vendor rebates on finished goods under one of the following methods:

•	Rebates calculated on a percentage of the value of merchandise purchased over a definitive period of time, generally one year or less. Usually, there is a minimum purchase requirement, and the rebate percentage may be tiered, increasing as purchases increase over the minimum requirement.

•	Rebates calculated on a percentage of the purchased cost of merchandise sold by the Company over a definitive period of time, generally one year or less.

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

In October 2005, the Company entered into a long-term supply agreement that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for a period of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers during a transition period for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week of the month subsequent to that in which the invoice was paid by LESCO. An additional provision of the long-term supply agreement requires LESCO to remit payment to, and maintain contractual liability with, agricultural consortiums for the growth and harvest of grass seed received by TCS. The Company has recorded a receivable balance from TCS, due to be collected during the subsequent month, equivalent to the non-reimbursed payments at December 31, 2006 and 2005. Commencing January 1, 2006, the Company recognized estimated annual third-party vendor rebates in the cost of product purchased from TCS. Pursuant to the long-term supply agreement, the estimated annual value of these rebates is funded on a straight-lined basis to TCS. When TCS receives payment from the third-

parties after year-end, the entire rebate is paid to the Company. A reconciliation of the ‘Supplier other’ receivable balance is as follows:

	December 31,
(Dollars in thousands)	2006	2005

Vendor rebates/other	$3,890	$61
Grass seed	2,442	2,164
Logistics charges	29	2,410

Supplier — other	$6,361	$4,635

LESCO utilizes GE Capital Financial Inc., dba GE Business Credit Services (GEBCS), for the Company’s private label business credit program. Under its Credit Agreement with GEBCS, GEBCS extends commercial credit to qualified customers of LESCO and funds the program sales, less program fees and discounts, within three business days. The Credit Agreement also provides the Company the option of extending deferred payment terms to customers through the payment of incremental promotional discounts. The in-transit funds due from GEBCS as of a balance sheet date are recognized by the Company as cash equivalents. The program fees and discounts and promotional discounts are recognized as merchant discounts in the Consolidated Statements of Operations. GEBCS is the exclusive owner of the program accounts and, except for the recourse account portfolio discussed below, bears all credit risk and losses. The initial term of the Credit Agreement is through December 30, 2008, with automatic three-year renewals unless either party terminates at least six months prior to the end of the expiration of a term.

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

Note 4.	Inventories

Inventories consist of the following:

	December 31,
(Dollars in thousands)	2006	2005

Finished goods and purchased inventories
Selling locations	$71,155	$60,796
Non-selling locations	9,148	8,377
Capitalized procurement, warehousing, and distribution costs	14,427	11,727
Less: Markdown, shrink and vendor discount reserves	(1,793)	(3,887)
Inventory held on consignment	(5,187)	(3,961)

	87,750	73,052
Grass seed	4,897	7,294

	$92,647	$80,346

Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its procurement costs in inventory. The amount of these costs included in inventory at December 31, was $486,000 and $116,000 for fiscal years 2006 and 2005, respectively, which represented 0.5% and 0.1% of the value of the Company’s total inventory as of the respective balance sheet dates. Shrink reserves are recorded for expected inventory shrink and earned supplier discounts of inventory remaining on hand.

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

As a result of the Company’s sale of its supply chain assets effective October 1, 2005, the Company recorded a $14.1 million loss on sale of its property, plant and equipment located at its manufacturing, distribution and corporate facilities. In addition, as of December 31, 2005, the Company ceased substantially all operations in the four distribution facilities not sold to TCS and wrote down the affected assets to their net realizable value less costs to dispose, resulting in a $352,000 impairment charge.

The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $102,000 recorded as an asset for these properties at December 31, 2006. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, New Jersey property for sale and that its estimated market value is sufficient to recover the preparation costs.

Property, plant and equipment, net, consists of the following:

	December 31,
	2006				2005
(Dollars in thousands)	Stores	Direct	Corporate	Total	Stores	Direct	Corporate	Total

Buildings and improvements	$2,608	$—	$255	$2,863	$2,408	$—	$669	$3,077
Machinery and equipment	6,407	17	221	6,645	5,189	7	349	5,545
Furniture and fixtures	7,466	387	19,184	27,037	6,434	308	18,656	25,398

Subtotal	16,481	404	19,660	36,545	14,031	315	19,674	34,020
Less: Accumulated depreciation	(9,050)	(329)	(17,543)	(26,922)	(7,712)	(222)	(16,462)	(24,396)

Property, plant and equipment, net	$7,431	$75	$2,117	$9,623	$6,319	$93	$3,212	$9,624

Depreciation expense is included in the following:

	For the Year Ended
	December 31,
(Dollars in thousands)	2006	2005	2004

Stores	$1,892	$1,316	$1,012
Direct	45	57	79
Corporate	1,465	4,519	6,198

Total	$3,402	$5,892	$7,289

Note 6.	Borrowings

Borrowings consist of the following:

	December 31,
(Dollars in thousands)	2006	2005

Current:
Revolving credit facility	$29,959	$—

Revolving Credit Facility

On September 27, 2006, the Company entered into a five-year, $55 million Revolving Credit Facility with National City Business Credit, Inc. (the NCBC Facility). Effective the same date, the Company terminated its Amended and Restated $50 million Revolving Credit Facility with PNC Bank, N.A. (the PNC Facility) dated October 7, 2005. The NCBC Facility is secured by inventory, owned receivables, equipment, investment instruments, real property interests, and general intangibles, including intellectual property.

For the period beginning September 27, 2006, through December 27, 2006, the NCBC Facility bore interest at either the prime rate minus 0.50% or LIBOR plus 1.50% with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.

The Company amended the NCBC Facility on December 28, 2006. For the period of December 28, 2006 through the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the March 31, 2007, borrowing base certificate, the NCBC Facility bears interest at the prime rate minus 0.50% or LIBOR plus 2.25%, with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.

On the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the borrowing base certificate dated as of March 31, 2007, and as of the last day of each calendar quarter thereafter, the NCBC Facility will bear interest at either the prime rate minus 0.50% or LIBOR plus a variable interest rate based on the Company’s calculated borrowing threshold as defined in the NCBC Facility agreement (Borrowing Threshold). A facility fee of 0.25% is payable on the unused portion.

The amount of funds available under the NCBC Facility is determined by a borrowing base formula calculated based on eligible inventory and eligible accounts receivable less such reserves as National City Business Credit, Inc. deems reasonably appropriate. As of December 31, 2006, there was $53.5 million of borrowing capacity under the NCBC Facility based on the borrowing base formula. The Company had $30.0 million of outstanding borrowings under the NCBC Facility as of December 31, 2006. Letters of credit, up to a maximum of $25 million, are also available under the NCBC Facility and are considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $17.4 million were outstanding as of December 31, 2006, resulting in unused borrowing capacity of $6.1 million. Letter of credit fees under the NCBC Facility are 1.50% from September 27 through December 27, 2006, and 2.25% from December 28, 2006, through the later of April 30, 2007, or the last day of the calendar month in which the Company delivers the March 31, 2007 borrowing base certificate; subsequent to that date, the fees will vary based on the Company’s Borrowing Threshold with an issuance fee fixed at 0.25%.

Outstanding letters of credit issued under the NCBC Facility and PNC Facility were as follows:

	December 31,
(Dollars in millions)	2006	2005

Supplier contract	$15,000	$10,000
Insurance programs	2,250	2,708
Other	195	320

	$17,445	$13,028

The NCBC Facility requires the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. If the Borrowing Threshold less outstanding borrowings and letters of credit remains at or above $10 million, the fixed charge coverage ratio will not be tested and cannot constitute an event of default. At December 31, 2006, the Borrowings Threshold was $57.5 million. Due to the Company’s level of borrowings subsequent to December 31, 2006, the financial covenant was required to be tested and the Company was found to be non-compliant. National City Business Credit, Inc. has waived the Company’s compliance with the financial covenant until the next measurement date of March 31, 2007, at which time the Company currently anticipates compliance.

On March 14, 2007, the Company entered into a Second Amendment to the NCBC Facility that revises a provision in the First Amendment to the NCBC Facility that required the Company to pay in full all outstanding revolving advances on or before April 30, 2007, and to maintain a $0 revolving advance balance for at least fifteen consecutive days thereafter. The Second Amendment to the NCBC Facility now provides that, no later than May 31, 2007, the Company’s revolving advances must be $10 million or less, which position must be maintained for at least fifteen consecutive days. The Second Amendment to the NCBC Facility further requires that the Company must pay in full all outstanding revolving advances on or before August 31, 2007 and maintain a $0 revolving advance balance for at least sixty consecutive days thereafter. Currently, the Company’s projected operating cash flows meets the requirements of the Second Amendment to the NCBC Facility. The Company’s projected operating cash flows are based upon known trends and initiatives taken by the Company. These projections could be negatively impacted by weather conditions during peak turf care seasons, shifts in demand for the Company’s products, and other factors outside of the Company’s control. Should the Company fail to meet its projections, LESCO may be unable to remain in compliance with the NCBC Facility, and the lender would have the right to accelerate the Company’s indebtedness. If a remedy is not attained at that time, the Company may not be able to satisfy its obligations as they become due. The amount of deferred financing charges associated with the NCBC Facility included in assets was $804,000 as of December 31, 2006.

Note 7.	Income Taxes

Income Tax Provision:

	For the Year Ended
	December 31,
(Dollars in thousands)	2006	2005	2004

Current:
Income tax provision:
Federal	$—	$—	$(340)
State	—	—	—

Total current taxes	—	—	(340)
Deferred taxes	7,071	9,536	2,363
Valuation allowance	(7,071)	(9,536)	(2,363)

Total income tax provision	$—	$—	$(340)

Reconciliation of Effective Income Tax Rate:

	For The Year Ended December 31,
(In percentages)	2006	2005	2004

Income tax at statutory rate	34.0%	$34.0%	$34.0%
State and local income taxes, net of federal income tax	—	—	—
Other	1.8%	1.7%	4.3%

Subtotal	35.8%	35.7%	38.3%
Change in valuation allowance	(35.8)%	(35.7)%	(44.7)%

Income tax provision	—%	—%	(6.4)%

Components of Deferred Tax Assets and Liabilities:

	December 31,
(Dollars in thousands)	2006	2005

Deferred Tax Assets
Allowance for doubtful accounts	$646	$631
Accrued compensation	224	543
Accrued employee benefits	472	625
Accrued insurance	598	653
Accrued sales tax	117	443
Net operating loss carryforward	17,927	8,650
Goodwill	661	1,692
Asset impairments	4,052	6,495
Deferred rent	493	363
Other	314	386

Total deferred tax assets	25,504	20,481
Deferred Tax Liabilities
Inventory	(1,176)	(3,245)
Prepaid expenses	(772)	(606)
Depreciation	(817)	(1,026)

Total deferred tax liabilities	(2,765)	(4,877)
Valuation allowance	(22,739)	(15,604)

Total	$—	$—

As of December 31, 2006, the Company had net operating loss carryforwards of $49.6 million for Federal income tax reporting purposes of which the tax effect of $17.0 million is recorded as a deferred tax asset. These Federal carryforwards will expire in varying amounts, if unused, in years 2007 through 2026.

The Company has state net operating losses which will be available to offset future taxable income. The Company has recorded a deferred tax asset of $0.9 million at December 31, 2006 and 2005. These state carryforwards will expire in varying amounts, if unused, in years 2007 through 2026.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In making this assessment, the Company considers historical earnings, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. The recent cumulative losses create uncertainty about the realization of the tax benefits in future years which cannot be overcome by other available evidence. As a result, a valuation allowance of $22.7 million and $15.6 million has been recorded at December 31, 2006 and 2005, respectively, to fully reserve for the Company’s net deferred tax assets.

Note 8.	Defined Contribution Retirement Plan

The Company maintains a defined contribution retirement plan (the Plan) for its employees. The Company matches the contributions of participating employees on the basis of percentages specified in the Plan. Participants have several investment options available including investing in common shares of the Company. The Plan does not require participants to invest their contribution or the Company’s matching contribution in the common shares of the Company. At December 31, 2006, approximately 10.0% of the Plan’s assets, at market value, were invested in the Company’s common shares. Company contributions to the Plan were $1,002,000, $1,123,000 and $1,157,000 for 2006, 2005 and 2004, respectively.

Note 9.	Stock Incentive Plans

Stock Based Compensation:  The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs) either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At December 31, 2006, there were 829,899 shares reserved for future grants, consisting of 562,109 under the 1992 and 2000 Stock Incentive plans, 171,290 under the 2000 Broad-Based Stock Option Plan and 96,500 under the 1995 Directors’ Stock Option Plan. Options pursuant to any of the Company’s plans have exercise periods ranging from 6 to 10 years at an option price equal to the fair market value of a common share on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans, in connection with the employment of key employees, at an exercise price equal to fair market value of a common share at the grant date. There are 89,666 outstanding stock options that have been issued outside of the plans.

Excess tax benefits of $116,000, $206,000, and $46,000 for 2006, 2005, and 2004, respectively, from the exercise of stock options were not recorded as their ultimate realizability is not assured. The following table summarizes the changes in the outstanding stock options for the year ended December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning year	1,128,908	$11.74	1,620,890	$11.62	1,850,622	$11.87
Granted	—	—	136,500	13.93	76,000	12.40
Exercised	(330,114)	9.44	(143,007)	10.83	(33,500)	8.12
Canceled/forfeited	(156,051)	14.04	(485,475)	12.24	(272,232)	13.85

Outstanding — end of year	642,743	$12.36	1,128,908	$11.74	1,620,890	$11.62

Exercisable — end of year	623,242	$12.36	941,868	$11.40	1,438,991	$11.49
Reserved for future grants	829,899		769,562		568,514

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Number of Options	Price	Life	Number of Options	Price	Life

$0 to $10.00	156,750	$7.45	5.2 years	156,750	$7.45	5.2 years
$10.01 to $15.00	363,893	12.71	5.7 years	344,392	12.73	5.3 years
$15.01 to $20.00	102,250	16.71	3.0 years	102,250	16.71	3.0 years
$20.01 and above	19,850	22.33	1.3 years	19,850	22.33	1.3 years

	642,743	$12.36	5.0 years	623,242	$12.36	4.8 years

(Dollars in thousands)
Aggregate intrinsic value(a) at December 31, 2006	$188,000			$188,000

(a)	Aggregate intrinsic value at December 31, 2006 is calculated based on stock options for which the market price exceeds the option exercise price.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The Company did not grant options during 2006. The weighted average fair values of options at their grant date during 2005 and 2004 were $5.44 and $5.36, respectively. The weighted average assumptions used in the model were as follows:

	December 31,
	2005	2004

Risk-free interest rate	4.17%	3.20%
Expected years until exercise	4 years	4 years
Expected stock volatility	43.2%	51.7%
Dividend yield	0.0%	0.0%

The risk-free interest rate for 2005 and 2004 was based on a five-year Treasury bill rate.

The following table summarizes information about equity compensation plans:

	COL. A	COL. B	COL. C
			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans (excluding
	outstanding options, warrants	price of outstanding options,	securities
Plan Category	and rights	warrants and rights	reflected in column (A))

Equity compensation plans approved by security holders	553,077	$12.40	829,899
Equity compensation plans not approved by security holders	89,666	12.13	—

Total	642,743	$12.36	829,899

On January 1, 2006, the Company adopted the fair value method of accounting for stock options under SFAS 123R. Further discussion of the impact of this change is included in Note 2. For the year ended December 31, 2006, compensation expense recognized related to stock options was $95,000. Compensation expense of $15,000 had not yet been recognized at December 31, 2006, as it relates to nonvested stock option awards which will vest through 2008.

The Company granted 140,200 restricted share units in 2005 from new issuances. These units fully vest one year from the date of grant. The Company recorded $533,000, $1,296,000 and $607,000 of compensation expense related to the restricted share units for 2006, 2005, and 2004, respectively. The unamortized balance of restricted shares was included in unearned compensation, a separate component of shareholders’ equity, as of December 31, 2005. Upon the adoption of SFAS 123R, the balance of unearned compensation was reclassified to additional paid-in capital. As of December 31, 2006, the Company had $335,000 of unearned compensation related to restricted shares that will be amortized to expense through January 2008. The following table summarizes the changes in the outstanding restricted shares:

	For the Year Ended December 31,
	2006		2005
		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Nonvested — beginning of year	156,220	$13.37	110,000	$12.02
Granted	—	—	140,220	14.35
Vested	(54,000)	12.02	(63,500)	13.26
Canceled/forfeited	(37,620)	13.58	(30,500)	13.22

Nonvested — end of year	64,600	$14.38	156,220	$13.37

Note 10.	Detail of Certain Balance Sheets Accounts

	December 31,
(Dollars in thousands)	2006	2005

Other current assets
Prepaid insurance	$1,132	$1,424
Product registration fees	965	336
Deferred financing charges	195	162
Assets held for sale	102	94
Notes receivable	—	187
Other prepaids	595	464

	$2,989	$2,667

Other non-current assets:
Store and miscellaneous deposits	$596	$602
Notes receivable	—	302
Deferred financing charges	609	—

	$1,205	$904

Accounts payable:
Accounts payable to TCS	$23,583	$43,702
Accounts payable — other trade	19,260	12,878
Overdraft balances	5,989	4,801

	$48,832	$61,381

Accrued liabilities
Accrued non-income taxes	$1,506	$3,314
Commissions and management bonuses	4,367	5,707
Salaries and wages	407	358
Insurance — hospitalization and workers’ compensation	2,021	2,771
Asset rationalization (Note 13)	1,053	2,129
Insurance — property and casualty	1,742	2,430
Severance (Note 13)	5	840
Customer rebates	2,661	4,086
Other	3,297	2,941

	$17,059	$24,576

Deferred — other
Rent	$1,264	$931
Other	908	1,235

	$2,172	$2,166

Note 11.	Detail of Certain Statements of Operations Accounts

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Net sales:
Gross sales	$554,158	$582,871	$565,545
Agency sales	(2,489)	(3,116)	(2,156)
Freight revenue	1,000	1,291	1,427
Customer discounts and rebates & sales adjustments	(2,064)	(5,301)	(3,775)

	$550,605	$575,745	$561,041

Merchant discounts and provisions for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$2,173	$2,030	$1,771
Private label business credit programs	7,927	8,341	6,212
Private label promotional discounts	2,071	5,452	2,271
Customer finance revenue	(358)	(339)	(307)
Other	1,316	444	810

	$13,129	$15,928	$10,757

Note 12.	Commitments and Contingencies

The Company leases certain operating facilities and equipment under operating leases. Certain lease agreements provide for renewal options along with provisions for adjusting the lease payments.

For the leases that contain predetermined, fixed escalation clauses, we recognize the related rent expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid to “Deferred-other” in our Consolidated Balance Sheets. The balance related to these future escalation clauses at December 31, 2006 and 2005 was approximately $1,264,000 and $931,000, respectively. Total rent expense for 2006 was approximately $20,619,000. Total rent expense for 2005 and 2004, which includes rent for manufacturing and distribution facilities prior to the sale to TCS, was approximately $26,317,000 and $23,055,000, respectively. Future minimum lease payments are as follows:

	Stores	Direct
(Dollars in thousands)	Segment	Segment	Corporate	Total

Years Ended December 31,
2007	$19,022	$173	$1,149	$20,344
2008	15,529	170	792	16,491
2009	12,138	159	731	13,028
2010	8,467	140	341	8,948
2011	4,167	—	67	4,234
Thereafter	5,415	—	—	5,415

	$64,738	$642	$3,080	$68,460

The Company has commitments for the purchase of grass seed at prices to be determined by the prevailing market prices. These commitments are primarily based on the yield of specified acres of land and are estimated at 34,800 tons in 2007, 14,000 tons in 2008, 6,600 tons in 2009, and 200 tons in each subsequent year expiring with the 2014 crop yield.

During 2004, the Company entered into agreements to relocate its corporate headquarters from its approximately 94,000-square-foot facility in Strongsville, Ohio to an approximately 39,000-square-foot facility in downtown Cleveland, Ohio. The term of the Company’s new lease is five and a half years. Relocation costs were

$6.9 million including $4.8 million in tenant and landlord inducements, and $2.1 million in broker commissions, legal fees, letter of credit costs, move costs and long-lived asset write offs. The Company remains liable under the lease if the Assignee fails to perform. The Assignee has secured and must maintain a $4.4 million letter of credit backing its performance under the lease. The Company must pay the Assignee approximately $100,000 annually for the remaining term of the lease to defray the cost of the letter of credit.

The Company bears all credit losses on credit recourse accounts maintained by GEBCS. At December 31, 2006, the Company had $3.4 million of recourse risk of which $190,000 was reserved for in its allowance for uncollectible accounts balance.

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

Major components of the remaining reserves and accruals for asset rationalization and severance expense as of December 31, 2006 and December 31, 2005 are as follows:

	Asset Rationalization Accrual
	Lease	Other Exit
(Dollars in thousands)	Costs	Costs	Total	Severance	Total

Asset rationalization and severance accruals at December 31, 2004	$228	$222	$450	$209	$659
2005 Activity
Additions	1,380	540	1,920	1,203	3,123
Utilized/payments	(57)	(184)	(241)	(572)	(813)

Asset rationalization and severance accruals at December 31, 2005	$1,551	$578	$2,129	$840	$2,969
2006 Activity
Additions	—	—	—	566	566
Utilized/payments	(644)	(432)	(1,076)	(1,401)	(2,477)

Asset rationalization reserves and severance accruals at December 31, 2006	$907	$146	$1,053	$5	$1,058

Of the additional $566,000 of expense recognized in 2006, $492,000 was recorded in general and administrative expense, $63,000 was recorded in selling expense, and $11,000 was recorded in pre-opening expense. The remaining severance accrued at December 31, 2006, was paid in 2007 and asset rationalization will be paid through 2011.

The majority of the 2006 and 2005 asset rationalization activity was related to the closing of four distribution facilities not purchased by TCS. The majority of the 2006 severance costs relate to the departure of two former executives, the Senior Vice President of Sales and Store Operations and the Vice President of Human Resources. The 2005 severance costs were primarily a result of the departure of the Company’s former President and Chief Executive Officer.

Note 14.	Supply Contract with Commercial Turf Products, LTD.

In the fourth quarter of 2003, the Company entered into a five-year supply agreement with Commercial Turf Products, Ltd. (CTP) and MTD Consumer Group, Inc. (MTD). During the term of the agreement, the Company maintains the exclusive rights to market and sell proprietary products, such as commercial grade spreaders, sprayers, renovators and blowers and retains certain customer rights. The Company is not required to source products exclusively from CTP and MTD. Additionally, the Company has the option to exercise a buyout of the agreement prior to the expiration of the five-year term.

In the fourth quarter of 2006, the agreement was amended and restated with an accelerated expiration date of October 31, 2007. The minimum annual purchase targets for contracted program years 2007 and 2008 were eliminated. Additionally, due to the Company’s 2006 program year purchases falling short of the applicable minimum purchase target, a price adjustment of $1,282,000 on products purchased during 2006 was assessed. The amount of this adjustment included in inventory at December 31, 2006 is $604,000 with the remaining balance recognized as a cost of product expense. As defined in the amended and restated agreement, the price adjustment was offset by the forgiveness of $561,000 due to the Company under a promissory note. The remaining balance will be remitted to CTP as a surcharge of approximately 3% on the purchase price of specific products to be bought by the Company from November 1, 2006 through October 31, 2007. The price adjustment accrual balance is $699,000 at December 31, 2006.

Note 15.	Termination of Supply Contract with KPAC Holdings, Inc.

In 2004, the Company filed a declaratory judgment action to obtain a judicial determination of the amount of its liability for terminating a five-year agreement with KPAC, its methylene urea supplier, (“Supply Agreement”). The Company entered into the Supply Agreement in 2002 as part of an overall transaction by which the supplier purchased certain assets of the Company, including a plant used to produce methylene urea. The Supply Agreement required the Company to purchase, and the supplier to produce, minimum monthly quantities of certain products.

As a result of exiting the supply contract, LESCO recognized a $5.2 million charge in the fourth quarter of 2004 consisting of the cash settlement and forgiveness of debt along with $0.8 million for markdown costs associated with the supplier product that the Company no longer retains in its merchandise offering and an estimated $0.9 million of other miscellaneous costs of settlement.

In 2005, the parties participated in a court-ordered mediation with a federal magistrate judge and reached a settlement. In exchange for a complete release from KPAC and its shareholders, the Company paid KPAC $3.3 million in cash and forgave the approximate $1.3 million balance of a note receivable from KPAC resulting in additional expense of $0.5 million in 2005. The suit was dismissed with prejudice in May 2005.

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

$24,039

Concurrently with the sale, the Company entered into a long-term supply agreement with TCS pursuant to which TCS manufactures or sources for LESCO substantially all consumable products sold by the Company. In 2006 and 2005, consumable products constituted approximately 86-87% of the Company’s consolidated net sales. The Company has minimum annual commitments of $7.5 million under the agreement, which expires no earlier than September 2010.

Note 17.	Quarterly Financial Summary (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	Quarter Ended 2006
(Dollars in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$99,837	$181,950	$165,445	$103,373
Gross profit	23,931	43,651	33,591	18,695
Net income (loss)	(10,615)	8,900	(2,311)	(15,703)
Earnings (loss) per share:
Diluted	$(1.18)	$0.95	$(0.25)	$(1.72)
Basic	$(1.18)	$0.97	$(0.25)	$(1.72)

	Quarter Ended 2005
(Dollars in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$98,054	$190,201	$158,867	$128,624
Gross profit	23,352	50,916	37,286	29,856
Net income (loss)	(10,673)	15,750	(16,191)	(15,568)
Earnings (loss) per share:
Diluted	$(1.21)	$1.71	$(1.82)	$(1.74)
Basic	$(1.21)	$1.77	$(1.82)	$(1.74)

Earnings (loss) per share amounts for each quarter are required to be computed independently and, therefore, may not sum to the amount computed on an annual basis.

Note 18.  Subsequent Event

On February 19, 2007, Deere & Company (Deere) and LESCO announced that they had entered into a definitive merger agreement. Under the terms of the agreement, Deere will acquire LESCO for $14.50 per common share in cash. The actual amount of consideration paid will be dependent upon the number of outstanding LESCO common shares at the time the acquisition becomes effective and is expected to be approximately $137 million.

The transaction is subject to customary closing conditions, including approval of LESCO’s shareholders and regulatory approval, and is expected to close during the second calendar quarter of 2007. LESCO’s board of directors has unanimously approved the merger agreement.