Form 10-Q
period 2007-03-31
LESCO INC/OH
filed 2007-05-31
CIK 745394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of Common Shares, without par value, outstanding on May 31, 2007: 1,500

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Net sales	$130,405	$99,837
Cost of product (including distribution costs)	(111,006)	(75,906)

Gross profit on sales	19,399	23,931

Selling expense	(27,731)	(25,212)
General & administrative expense	(5,445)	(6,399)
Merchant discounts and provision for doubtful accounts	(3,397)	(2,607)
Pre-opening expense	(287)	(288)
Other expense	(2)	—
Other income	28	135

Loss before interest and taxes	(17,435)	(10,440)
Interest expense, net	(640)	(175)

Loss before taxes	(18,075)	(10,615)
Income taxes:
Current	—	—
Deferred	6,205	4,261
Change in valuation allowance	(6,205)	(4,261)

	—	—

Net loss	$(18,075)	$(10,615)

Loss per common share:
Diluted	$(1.98)	$(1.18)

Basic	$(1.98)	$(1.18)

Average number of common shares and common share equivalents outstanding:
Diluted	9,147,068	9,007,235

Basic	9,147,068	9,007,235

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2007	March 31, 2006	December 31, 2006
(Dollars in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$13,263	$8,413	$4,009
Accounts receivable, net	9,363	20,204	12,727
Inventories	107,405	99,139	92,647
Other	2,379	1,991	2,989

TOTAL CURRENT ASSETS	132,410	129,747	112,372
Property, plant and equipment, net	9,637	9,253	9,623
Other	1,064	1,031	1,205

	$143,111	$140,031	$123,200

CURRENT LIABILITIES:
Accounts payable	$88,335	$78,698	$48,832
Accrued liabilities	17,775	19,720	17,059
Revolving credit facility	27,810	5,187	29,959

TOTAL CURRENT LIABILITIES	133,920	103,605	95,850
Deferred — other	2,004	2,213	2,172

TOTAL LIABILITIES	135,924	105,818	98,022

SHAREHOLDERS’ EQUITY:
Common shares—without par value—
19,500,000 shares authorized; 9,242,415 shares issued and 9,147,068 outstanding at March 31, 2007 and December 31, 2006; 9,171,084 shares issued and 9,153,924 outstanding at March 31, 2006	924	916	924
Paid-in capital	40,590	39,212	40,506
Treasury shares
95,347 at March 31, 2007 and December 31, 2006; 17,160 at March 31, 2006	(1,478)	(255)	(1,478)
Retained deficit	(32,849)	(5,660)	(14,774)

TOTAL SHAREHOLDERS’ EQUITY	7,187	34,213	25,178

	$143,111	$140,031	$123,200

See Notes to Consolidated Financial Statements.

LESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES:
Net loss	$(18,075)	$(10,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	884	883
Decrease (increase) in accounts receivable	3,364	(3,392)
Increase in inventories	(14,758)	(18,793)
Increase in accounts payable	38,253	17,198
Increase (decrease) in accrued expenses	686	(4,866)
Other	678	658

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,032	(18,927)

INVESTING ACTIVITIES:
Proceeds on the sale of property, plant and equipment	3	1
Purchase of property, plant and equipment:
Stores	(819)	(329)
Other	(63)	(250)

NET CASH USED IN INVESTING ACTIVITIES	(879)	(578)

FINANCING ACTIVITIES:
Increase in overdraft balances	1,250	119
(Reduction of) proceeds from borrowings, net	(2,149)	5,187
Purchase of treasury shares	—	(255)
Exercised stock options	—	1,837

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(899)	6,888

Net change in cash and cash equivalents	9,254	(12,617)

Cash and cash equivalents — Beginning of the period	4,009	21,030

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$13,263	$8,413

Supplemental disclosure of cash flow information:
Interest paid, including letters of credit and unused facility fees	$(635)	$(126)

Income taxes refunded (paid)	$6	$(34)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Segment Information
     LESCO, Inc. (“LESCO” or the “Company”) is a leading provider of lawn care, landscape, golf course and pest control products to the $7 billion professional green and pest control industries. Products distributed include turf control products, fertilizer, combination fertilizer and control products (combination products), grass seed, pest control products and equipment. As of March 31, 2007, the Company distributes products through 345 LESCO Service Center® stores, 114 Stores-on-Wheels® vehicles and other direct sales efforts.
     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2007.
     Segment Information: The Stores and Direct segments are reported below. Operating results for each of these segments are evaluated regularly by the Chief Executive Officer in deciding resource allocation and in assessing performance. The Stores Segment is composed of the assets and related operating results of Service Centers, Stores-on-Wheels vehicles (Service Centers and Stores-on-Wheels vehicles are collectively referred to as “Stores”) and field management organization. The Direct Segment consists of direct sales (sales not transacted at Stores), including national account customers, large retailer accounts, and the operations of LESCO sales representatives. The two operating segments are supplemented by Corporate costs incurred for support functions, such as Corporate selling expenses, including marketing costs, general and administrative expenses, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
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
     Below are the unaudited results for the Stores Segment, Direct Segment and Corporate:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net sales
Stores	$114,543	$84,196
Direct	15,862	15,641

	$130,405	$99,837

(Loss) earnings before interest and taxes
Stores	$(7,483)	$(2,198)
Direct	(1,220)	1,440
Corporate	(8,732)	(9,682)

	$(17,435)	$(10,440)

Capital expenditures
Stores	$819	$329
Corporate	63	250

	$882	$579

Depreciation expense
Stores	$542	$421
Direct	8	12
Corporate	294	410

	$844	$843

Intangible asset amortization expense
Corporate	40	40

	$40	$40

	March 31,
	2007	2006
Total assets
Stores	$110,128	$92,822
Direct	993	1,552
Corporate	31,990	45,657

	$143,111	$140,031

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
     Common share equivalents of 73,331 for the three months ended March 31, 2007, and 176,468 for the same period in 2006, were excluded from the diluted EPS calculation because they were anti-dilutive due to net losses. Basic and diluted loss per share was ($1.98) and ($1.18) for the first quarter ended March 31, 2007 and 2006, respectively.
     Stock Options: The Company utilizes the fair value method of recording stock awards under Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the date of grant and be expensed over the applicable vesting period. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards at the date of grant and is recognized ratably in the statement of operations over the options’ vesting period. The cost related to stock-based employee compensation included in the net loss for the quarters ended March 31, 2007 and 2006, reflects the fair value method for all unvested stock awards.
     Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the shares on the date of the grant.
     Additional information on stock-based compensation is provided in Note 8.
Note 3. Accounts Receivable: Accounts receivable consists of the following:

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Supplier rebate programs	$945	$337	$1,757
Supplier other	1,170	10,574	6,361
Trade receivables
Owned — domestic	6,947	6,018	2,940
Owned — international	1,392	2,904	1,964
Other	207	1,867	1,362
Allowance for doubtful accounts	(1,298)	(1,496)	(1,657)

	$9,363	$20,204	$12,727

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
     The Company is in the second year of a long-term supply agreement with Turf Care Supply Corp. (TCS) that requires TCS to manufacture and supply to the Company branded and non-branded consumable products for an initial term of not less than five years. Pursuant to that agreement, LESCO pays invoiced costs of third-party logistic providers during a transition period for the shipment of product to the Company’s selling locations and customers and is reimbursed by TCS for such costs based upon a predetermined payment schedule, but not later than the last calendar week of the month subsequent to that in which the invoice was paid by LESCO. Beginning January 1, 2007, TCS pays logistic costs directly and the amount receivable at March 31, 2007 is for expenses paid by the Company and incurred prior to January 1, 2007. An additional provision of the long-term supply agreement requires LESCO to remit payment to, and maintain contractual liability with, agricultural consortiums for the growth and harvest of grass seed received by TCS. The Company has recorded a receivable balance from TCS equivalent to the non-reimbursed payments at March 31, 2007 and 2006. Furthermore, the Company recognizes estimated annual third-party vendor rebates in the cost of product purchased from TCS. Pursuant to the long-term supply agreement, the estimated annual value of these rebates is funded on a straight-lined basis to TCS. When TCS receives payment from the third-parties after year-end, the entire rebate is paid to the Company. A reconciliation of the ‘Supplier other’ receivable balance is as follows:

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Vendor rebates/other	$879	$973	$3,890
Grass seed	190	4,771	2,442
Logistics charges	101	4,830	29

Supplier other	$1,170	$10,574	$6,361

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

Note 4. Inventories: Inventories consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Finished goods and purchased inventories
Selling locations	$96,499	$82,454	$85,582
Non-selling locations	10,411	11,648	9,148
Less: Markdown, shrink and vendor discount reserves	(1,271)	(2,025)	(1,793)
Inventory held on consignment	(4,820)	(4,332)	(5,187)

	100,819	87,745	87,750
Grass seed	6,586	11,394	4,897

	$107,405	$99,139	$92,647

     Inventories are valued at the lower of cost (First In, First Out cost method) or market. Consignment inventory is considered purchased at time of sale and, at the time of sale, cost of product is recognized. Procurement, warehousing and distribution costs to bring the products to market are capitalized to inventory on hand and expensed to cost of product when the inventory is sold. The Company includes its procurement costs in inventory. The amount of these costs included in inventory was $307,000 at March 31, 2007, $540,000 at March 31, 2006, and $486,000 at December 31, 2006, which represented 0.3%, 0.5% and 0.5% of the value of the Company’s total inventory as of the respective balance sheet dates. Shrink and vendor discount reserves are recorded for expected inventory shrink and earned supplier discounts for inventory remaining on hand.
     The Company maintains an inventory life cycle program that requires the classification of all stock keeping units (SKUs) into one of five categories: active, watch, phase-out, discontinued and liquidated. The selling price of SKUs identified as discontinued are progressively marked down over specified periods, until the selling price is marked down to zero. At the time a SKU is identified as discontinued, a markdown valuation reserve is recorded to adjust the inventory cost to expected net realizable value.
     The Company has retained its grass seed licenses and, as such, purchases all seed from the growers. The raw seed is sold to TCS for processing, packaging and labeling. LESCO is required to repurchase its forecasted seed requirements from TCS; therefore, the seed that resides at the TCS facilities to fulfill the Company’s forecasted orders must be reflected as LESCO’s inventory with a corresponding account payable.
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
     The Company currently retains certain properties related to former operations that are being held for sale. There is approximately $102,000 recorded as an asset for these properties at March 31, 2007. All future costs incurred to prepare the remaining sites for sale, including environmental testing and environmental remediation costs, will be capitalized up to the realizable market value of each respective property. The Company currently estimates that it will cost approximately $1.0 million to prepare its Windsor, New Jersey property for sale and that its estimated market value is sufficient to recover the preparation costs.

     Property, plant and equipment, net, consists of the following:

	March 31,								December 31,
	2007				2006				2006
(Dollars in thousands)	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total	Stores	Direct	Corp.	Total

Buildings and improvements	$2,921	$6	$259	$3,186	$1,862	$—	$246	$2,108	$2,608	$—	$255	$2,863
Machinery and equipment	6,483	17	221	6,721	5,261	7	221	5,489	6,407	17	221	6,645
Furniture and fixtures	7,801	352	19,298	27,451	6,670	308	19,118	26,096	7,466	387	19,184	27,037

Subtotal	17,205	375	19,778	37,358	13,793	315	19,585	33,693	16,481	404	19,660	36,545
Less: Accumulated depreciation	(9,539)	(348)	(17,834)	(27,721)	(7,623)	(234)	(16,583)	(24,440)	(9,050)	(329)	(17,543)	(26,922)

Property, plant and equipment, net	$7,666	$27	$1,944	$9,637	$6,170	$81	$3,002	$9,253	$7,431	$75	$2,117	$9,623

Note 6. Borrowings: Borrowings consist of the following:

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Current:
Revolving credit facility	$27,810	$5,187	$29,959

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
     For the period beginning September 27, 2006, through December 27, 2006, the NCBC Facility bore interest at either prime rate minus 0.50% or LIBOR plus 1.50% with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.
     The Company amended the NCBC Facility on December 28, 2006. For the period of December 28, 2006 through April 30, 2007, the NCBC Facility bore interest at the prime rate minus 0.50% or LIBOR plus 2.25%, with a facility fee of 0.25% payable on the unused portion of the NCBC Facility.
     On March 14, 2007, the Company entered into a Second Amendment to the NCBC Facility that revised a provision in the First Amendment to the NCBC Facility that required the Company to pay in full all outstanding revolving advances on or before April 30, 2007, and to maintain a $0 revolving advance balance for at least fifteen consecutive days thereafter. The Second Amendment to the NCBC Facility provided that, no later than May 31, 2007, the Company’s revolving advances must be $10 million or less, which position must be maintained for at least fifteen consecutive days. The Second Amendment to the NCBC Facility further required that the Company must pay in full all outstanding revolving advances on or before August 31, 2007 and maintain a $0 revolving advance balance for at least sixty consecutive days thereafter. The amount of deferred financing charges associated with the NCBC Facility included in assets was $624,000 as of March 31, 2007.
     Effective May 7, 2007, in conjunction with the acquisition of the Company by Deere & Company, LESCO has paid in full the outstanding revolving advances and has terminated the NCBC Facility.
     The amount of funds available under the NCBC Facility was determined by a borrowing base formula calculated based on eligible inventory and eligible accounts receivable less such reserves as National City Business Credit, Inc. deemed reasonably appropriate. As of March 31, 2007, there was $53.6 million of borrowing capacity under the NCBC Facility based on the borrowing base formula. The Company had $27.8 million of outstanding borrowings under the NCBC Facility as of March 31, 2007. Letters of credit, up to a maximum of $25 million, were also available under the NCBC Facility and were considered outstanding borrowings when calculating the unused portion of availability. Letters of credit in the aggregate amount of $17.4 million were outstanding as of March 31, 2007, resulting in unused borrowing capacity of $8.4 million. Letter of credit fees under the NCBC Facility were 2.25% from December 28, 2006, through April 30, 2007; subsequent to that date, the fee varied based on the Company’s Borrowing Threshold with an issuance fee fixed at 0.25%.

     Outstanding letters of credit issued under the NCBC Facility and PNC Facility were as follows:

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Supplier contract	$15,000	$10,000	$15,000
Insurance programs	2,164	2,708	2,250
Other	195	400	195

	$17,359	$13,108	$17,445

     The NCBC Facility required the maintenance of certain covenants, with the only financial covenant being the fixed charge coverage ratio. If the Borrowing Threshold less outstanding borrowings and letters of credit remained at or above $10 million, the fixed charge coverage ratio was not tested and could not constitute an event of default. At March 31, 2007, the Borrowing Threshold was $72.6 million. The Company was in compliance with the NCBC Facility’s covenants as of March 31, 2007.
Note 7. Asset Rationalization and Severance Expense: Major components of the remaining reserves and accruals for asset rationalization and severance expense as of March 31, 2007, and December 31, 2006, are as follows:

	Asset Rationalization Accrual
		Other Exit		Severance
(Dollars in thousands)	Lease Costs	Costs	Total	Accrual	Total
Asset rationalization reserves and severance accruals at December 31, 2006	$907	$146	$1,053	$5	$1,058

2007 Activity:
Additions	—	—	—	3	3
Reduction	(444)	(36)	(480)	—	(480)
Utilized/payments	(72)	(11)	(83)	(6)	(89)

Asset rationalization reserves and severance accruals at March 31, 2007	$391	$99	$490	$2	$492

     The additional $3,000 of expense recognized in 2007 was recorded in general and administrative expense. The remaining severance was paid in the second quarter of 2007, and asset rationalization will be paid through 2011.
     The majority of the 2007 asset rationalization activity was related to the four distribution facilities closed effective December 31, 2005. In February 2007, the distribution facility located in Chicago, Illinois was re-opened as part of a pilot program to improve product distribution within a geographical market. Therefore, the remaining accrual attributable to that facility of $480,000 was recognized as a reduction of general and administrative expense in the first quarter of 2007.
Note 8. Stock Incentive Plans: The Company has stock option plans that provide for the issuance of incentive stock options; non-qualified stock options; stock appreciation rights (SARs), either in connection with, or independent of, any option; and restricted and other share awards. The plans provide for the issuance of a maximum of 2,014,168 common shares to employees or directors. At March 31, 2007, there were 829,899 shares reserved for future grants, consisting of 562,109 under the 1992 and 2000 Stock Incentive plans, 171,290 under the 2000 Broad-Based Stock Option Plan, and 96,500 under the 1995 Directors’ Stock Option Plan. Options pursuant to any of the Company’s plans have exercise periods ranging from 6 to 10 years at an option price equal to the fair market value of a common share on the date the option was granted. The Company has issued in the past, and may issue from time to time in the future, options outside of the Company’s plans, in connection with the employment of key employees, at an exercise price equal to the fair market value of a common share at the grant date. There are 78,000 outstanding stock options that have been issued outside of the plans.

     No stock options were exercised in the first quarter of 2007. Excess tax benefits from the exercise of stock options in the first quarter of 2006 were not recorded as no current benefit is realized due to the Company’s net operating loss carryforward position. The total intrinsic value of stock options exercised in the first quarter of 2006 was $2.1 million. The following table summarizes the changes in the outstanding stock options:

	Three Months Ended March 31, 2007
		Weighted Average
	Shares	Exercise Price
Outstanding — beginning of year	642,743	$12.36
Granted	—	—
Exercised	—	—
Canceled/forfeited	(30,266)	15.24

Outstanding — end of quarter	612,477	$12.22

Exercisable — end of quarter	592,976	$12.22
Reserved for future grants	829,899

     The following table summarizes information about stock options outstanding and exercisable as of March 31, 2007:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
$0 to $10.00	156,750	$7.45	4.9 years	156,750	$7.45	4.9 years
$10.01 to $15.00	352,227	12.69	5.4 years	332,726	12.71	5.0 years
$15.01 to $20.00	83,650	16.78	3.3 years	83,650	16.78	3.3 years
$20.01 and above	19,850	22.33	1.0 years	19,850	22.33	1.0 years

	612,477	$12.22	4.8 years	592,976	$12.22	4.6 years

(Dollars in thousands)
Aggregate intrinsic value (a) at March 31, 2007	$1,736			$1,695

(a)	Aggregate intrinsic value at March 31, 2007 is calculated based on stock options for which the market price exceeds the option exercise price.
     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The Company did not grant options during the first quarters ended March 31, 2007 and 2006.
     The Company utilizes the fair value method of accounting for stock options under SFAS 123R. For the three months ended March 31, 2007 and 2006, compensation expense recognized related to stock options was $8,000 and $50,000, respectively. Compensation expense of $39,000 had not yet been recognized at March 31, 2007, as it relates to nonvested stock option awards which will vest through 2008.

     The Company recorded compensation expense of $77,000 and forfeiture income of $64,000 related to restricted shares for the three months ended March 31, 2007 and 2006, respectively. The unamortized balance of restricted shares is included in additional paid-in capital, a component of shareholders’ equity. As of March 31, 2007, the Company had $258,000 of unearned compensation related to restricted shares that will be amortized to expense through January 2008. The following table summarizes the changes in the outstanding restricted shares:

	Three Months Ended March 31, 2007
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested — beginning of year	64,600	$14.38
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Nonvested — end of quarter	64,600	$14.38

     In accordance with the merger agreement with Deere & Company, all options for the purchase of Company stock were extinguished and all restricted shares became fully vested effective on the date of the merger.
Note 9. Long-Term Supply Agreement with Turf Care Supply Corp.: In 2005, the Company entered into a long-term supply agreement with TCS pursuant to which TCS manufactures or sources for LESCO substantially all consumable goods sold by the Company. For the first quarters ended March 31, 2007 and 2006, consumable goods constituted approximately 85% and 83%, respectively, of the Company’s consolidated net sales. The Company has minimum annual commitments of $7.5 million under the agreement, which expires no earlier than September 2010.
Note 10. Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and the de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The Company does not currently have an income tax contingency accrual and does not expect it to materially change in the next 12 months. LESCO’s federal income tax returns for years ending prior to December 31, 2003 are no longer subject to examination by the Internal Revenue Service. The majority of the Company’s state and local income tax returns for years ending before December 31, 2002 are no longer subject to tax authority examinations.

Note 11. Detail of Certain Balance Sheets Accounts

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Other current assets:
Prepaid insurance	$728	$818	$1,132
Product registration fees	896	542	965
Assets held for sale	102	112	102
Notes receivable	—	187	—
Other	653	332	790

	$2,379	$1,991	$2,989

Other non-current assets:
Store and miscellaneous deposits	$622	$721	$596
Notes receivable	—	310	—
Deferred financing charges	442	—	609

	$1,064	$1,031	$1,205

Accounts payable:
Accounts payable to TCS	$63,892	$58,046	$23,583
Accounts payable — other trade	17,204	15,732	19,260
Overdraft balances	7,239	4,920	5,989

	$88,335	$78,698	$48,832

Accrued liabilities:
Accrued non-income taxes	$3,201	$3,073	$1,506
Commissions and management bonuses	3,860	1,291	4,367
Salaries and wages	1,540	1,670	407
Insurance — hospitalization and workers’ compensation	2,007	2,344	2,021
Asset rationalization	490	1,794	1,053
Insurance — property and casualty	1,756	2,168	1,742
Severance	2	1,290	5
Customer rebates	1,918	2,912	2,661
Other	3,001	3,178	3,297

	$17,775	$19,720	$17,059

Deferred — other:
Rent	$1,297	$994	$1,264
Other	707	1,219	908

	$2,004	$2,213	$2,172

Note 12. Detail of Certain Statements of Operations Accounts

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net sales:
Gross sales	$131,716	$100,830
Agency sales	(166)	(330)
Freight revenue	255	233
Customer discounts and rebates & sales adjustments	(1,400)	(896)

	$130,405	$99,837

Merchant discounts and provision for doubtful accounts:
Merchant discounts
Multi-purpose credit programs	$(522)	$(340)
Private-label business credit programs	(1,620)	(1,238)
Private-label promotional discounts	(1,064)	(824)
Customer finance revenue	54	99
Other	(245)	(304)

	$(3,397)	$(2,607)

Note 13. Subsequent Event: Effective May 7, 2007, Deere & Company completed its acquisition of LESCO for $14.50 per common share in cash. Concurrent with the acquisition, the NCBC Facility utilized by the Company was paid in full and terminated. In addition, as a result of the transaction, the Company’s common shares are no longer traded on NASDAQ.

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
OVERVIEW
     On February 19, 2007, Deere & Company (Deere) and LESCO announced that they had entered into a definitive merger agreement. Under the terms of the agreement, Deere acquired LESCO for $14.50 per common share in cash on May 7, 2007 when the transaction closed. As a result of the transaction, the Company’s shares no longer trade on the NASDAQ.
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
     We track our customers through two customer sectors: Lawn and landscape and Golf.
     Gross sales for these sectors for the first quarter of 2007 and 2006 were as follows:

(Dollars in millions)	2007	2006
Lawn and landscape	$111.0	$85.4
Golf	20.7	15.4

	$131.7	$100.8

     Operating decisions made in 2006 have had a significant influence on gross sales. In the third quarter of 2006, the Company reinstated its direct sales representative model that had been disbanded in the first half of 2005. As a result of the reinstatement, gross sales to customers supported by a direct sales representative in 2005 increased approximately $2 million in the first quarter of 2007 as compared to the same period in 2006. In the second half of 2006, the Company implemented a change to its early order program (EOP), a promotion designed to encourage customers to purchase product during October through December for their needs the following spring. The Company extended the EOP promotion into 2007, resulting in a shift of approximately $22 million in comparable sales to the first quarter of 2007, which negatively impacted gross margin.
     Although many of our customers purchase products from LESCO through both of our operating segments (Stores and Direct), the separation of our customers into these two sectors is important as customer relationship management and distribution to the sectors is vastly different and their growth prospects vary significantly.
     Our lawn and landscape sector includes all non-golf related customers and is dominated by larger, regional lawn care and landscape firms. Historically, industry-wide distribution of products into this sector has been fragmented and inefficient. We believe that our model of Service Centers and direct selling efforts provides efficiency to the sector through easily accessible, strategically positioned real estate, where we provide agronomic expertise and products specifically targeted to the lawn and landscape sector through 345 Service Centers and direct sales associates. We estimate the market for our consumable lawn and landscape products at $7.2 billion, of which $3.5 billion is in the professional sector and $3.7 billion is in the consumer sector. Independent research indicates that organic growth in the industry is expected to reach nearly 5% annually for the next several years due to the aging of the “baby boomers” and their increasing desire to hire lawn care professionals due to time or ability constraints, coupled with their desire to have healthy and aesthetically pleasing lawns, and the higher number of dual-income families.

     The golf industry is a smaller market estimated at $1.0 billion and is not expected to grow significantly in the near future. Over the past few years, the industry has experienced a decline in annual rounds of golf played, which has decreased the budgets of golf course superintendents. Furthermore, the expansion of golf course acreage, in terms of new course construction, has slowed in recent years. In addition to these external factors, the Company has lost market share in the golf customer sector as a result of the elimination of its direct sales representative organization in the first half of 2005. Although the 114 Stores-on-Wheels vehicles that currently service the golf industry have maintained and/or developed certain customer relationships, the direct sales representative is an important asset to cultivate customer loyalty with expansive product knowledge and personalized customer service. In July 2006, the Company announced its intention to immediately re-establish the direct sales organization. By March 31, 2007, the Company had re-deployed 30 golf and 21 lawn and landscape sales representatives in key markets to enhance service levels to existing customers and extend its reach to new customers.
BUSINESS SEGMENT RESULTS OF OPERATIONS
     The Company manages the business utilizing two business segments — Stores and Direct, which are supplemented by Corporate support functions.
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

Segment Statements of Operations

	Three Months Ended March 31,
	Stores		Direct		Corporate		Total
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$114,543	$84,196	$15,862	$15,641	$—	$—	$130,405	$99,837

Cost of product (including distribution costs)	(97,138)	(63,609)	(13,868)	(12,297)	—	—	(111,006)	(75,906)
% to Net Sales	(84.8%)	(75.6%)	(87.4%)	(78.6%)			(85.1%)	(76.0%)

Gross profit on sales	17,405	20,587	1,994	3,344	—	—	19,399	23,931
% to Net Sales	15.2%	24.5%	12.6%	21.4%			14.9%	24.0%

Selling expense	(22,313)	(21,133)	(2,632)	(1,426)	(2,786)	(2,653)	(27,731)	(25,212)
% to Net Sales	(19.4%)	(25.1%)	(16.6%)	(9.1%)			(21.3%)	(25.3%)

Merchant discounts and provision for doubtful accounts	(2,575)	(1,652)	(582)	(478)	(240)	(477)	(3,397)	(2,607)
% to Net Sales	(2.2%)	(2.0%)	(3.7%)	(3.1%)			(2.6%)	(2.6%)

Pre-opening expense	—	—	—	—	(287)	(288)	(287)	(288)
% to Net Sales	—	—	—	—			(0.2%)	(0.3%)

General & administrative expense	—	—	—	—	(5,445)	(6,399)	(5,445)	(6,399)
% to Net Sales	—	—	—	—			(4.3%)	(6.4%)

Other income, net	—	—	—	—	26	135	26	135
% to Net Sales	—	—	—	—			0.0%	0.1%

Earnings (loss) before interest and taxes	$(7,483)	$(2,198)	$(1,220)	$1,440	$(8,732)	$(9,682)	$(17,435)	$(10,440)

% to Net Sales	(6.4%)	(2.6%)	(7.7%)	9.2%			(13.5%)	(10.5%)

Interest expense, net							(640)	(175)
% to Net Sales							(0.4%)	(0.2%)

Loss before taxes							(18,075)	(10,615)
% to Net Sales							(13.9%)	(10.6%)

Income taxes							—	—
% to Net Sales							—	—

Net loss							$(18,075)	$(10,615)

% to Net Sales							(13.9%)	(10.6%)
Sales by Customer Sector and Transacting Selling Locations
The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended March 31,
	2007			2006			% Change
	Stores	Direct		Stores	Direct		Stores	Direct
(Dollars in millions)	Segment	Segment	Total	Segment	Segment	Total	Segment	Segment	Total
Lawn and landscape	$98.1	$12.9	$111.0	$70.3	$15.1	$85.4	39.5%	(14.6%)	30.0%
Golf	17.4	3.3	20.7	14.8	0.6	15.4	17.6%	450.0%	34.4%
Gross sales	115.5	16.2	131.7	85.1	15.7	100.8	35.7%	3.2%	30.7%
Net sales adjustments (a)	(1.0)	(0.3)	(1.3)	(0.9)	(0.1)	(1.0)	(11.1%)	(200.0%)	(30.0%)

Net sales	$114.5	$15.9	$130.4	$84.2	$15.6	$99.8	36.0%	1.9%	30.7%

(a)	Net sales adjustments include freight revenue reduced by agency sales, customer discounts, and customer rebates.
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
Sales: The following table provides supplemental detail of sales by customer sector and transacting selling locations:

	Three Months Ended March 31,
	2007			2006			% Change
	Service	Stores on		Service	Stores on		Service	Stores on
(Dollars in millions)	Centers	Wheels	Total	Centers	Wheels	Total	Centers	Wheels	Total
Lawn and landscape	$97.2	$0.9	$98.1	$69.7	$0.6	$70.3	39.5%	50.0%	39.5%
Golf	6.4	11.0	17.4	5.9	8.9	14.8	8.5%	23.6%	17.6%

Gross sales	103.6	11.9	115.5	75.6	9.5	85.1	37.0%	25.3%	35.7%
Net sales adjustments	(0.7)	(0.3)	(1.0)	(0.3)	(0.6)	(0.9)	(133.3%)	50.0%	(11.1%)

Net sales	$102.9	$11.6	$114.5	$75.3	$8.9	$84.2	36.7%	30.3%	36.0%

     Service Centers: Service Center gross sales reflect sales transacted through the 345 Service Centers in operation as of March 31, 2007, including six new Service Centers opened during the first quarter of 2007. The total net sales increase of 36.7% in first quarter 2007 reflects a same-store (defined as stores opened prior to 2006) increase of 28.4% and growth of 8.3% from new 2006 Service Center sales of $6.4 million. Comparing the first quarter of 2007 to the comparable period of 2006, the $27.6 million sales increase is primarily composed of: (1) $16.0 million resulting from the shift in the EOP promotion, from fourth quarter 2006 into first quarter 2007, driving sales predominantly in the fertilizers and combination and control product categories; (2) $4.1 million increase in equipment sales from aggressive promotion and new product introduction; (3) $2.8 million growth in sales of ice melt due to more inclement weather conditions in the first quarter of 2007; and (4) $1.7 million due to the reinstatement of the direct sales representative organization in the second half of 2006.
     Stores-on-Wheels: Stores-on-Wheels gross sales for the quarter reflect sales transacted through the 114 Stores-on-Wheels vehicles in operation as of March 31, 2007. The total net sales increase of 30.3% for the first quarter of 2007 was predominantly driven by a $2.6 million increase in EOP sales on a quarter-over-quarter basis. Stores-on-Wheels sales to customers previously called on by a direct sales representative grew $0.2 million, or 9.8%, on a quarter-over-quarter basis.
     Net sales adjustments: The Company has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which LESCO can sell the suppliers’ merchandise. As such, the Company recognizes sales on a net basis and records only its product margin as revenue. Agency sales adjustments, combined with freight revenue (i.e., fees charged to customers in sales transactions for shipping and handling), and customer discounts and rebates increased $0.1 million in the first quarter of 2007 compared to the same period in 2006, mainly attributable to increased customer rebates earned on eligible sales.
Gross Profit on Sales:
     Stores Segment gross profit as a percentage of net sales in the first quarter decreased to 15.2% in 2007 from 24.5% in 2006. The decrease is primarily an outcome of increased product and indirect supply chain costs, which were not wholly offset in product pricing for competitive reasons, combined with promotional activity. Direct cost of product sold as a percent of net sales increased by 180 basis points driven by increased raw material costs and promotional activity. Indirect supply chain costs, comprised of warehouse operation costs, warehouse-to-warehouse product transportation costs and other costs under the supply agreement with Turf Care Supply Corp. (TCS), are relatively fixed expenses. Indirect supply chain costs as a percent of net sales increased by 680 basis points. Indirect supply chain costs are allocated to the operating segments based on the cost of product sold; consequently, the Stores Segment received a higher allocation due to its higher percentage of total cost of product sold in the first quarter of 2007 than in the comparable period of 2006.

Selling Expense:
     Selling expense includes all operating expenses of Service Centers, Stores-on-Wheels vehicles, and field management. The quarter-over-quarter increase of $1.2 million to $22.3 million, or 19.4% of net sales, in the first quarter 2007 is primarily attributable to the additional expense for 41 new Service Center openings in 2007 and 2006 and for national sales conferences held in the first quarter 2007. This increase was partially offset by a change in estimates for incentive compensation of $15 million.
Merchant Discounts and Provision for Doubtful Accounts:
     Merchant discounts increased by $0.9 million, or 20 basis points, in the first quarter of 2007 compared to the first quarter of 2006. For the first quarter of 2007, total merchant discounts, including GEBCS, for regular payment terms were 2.2% of net sales. In the first quarter of 2006, discount expense for regular payment terms was 2.0% of net sales. The increased cost on a quarter-over-quarter basis is primarily the result of a continued shift to national bank card credit as the payment media type along with the EOP and equipment clearance promotional financing offers.
(Loss) Earnings before Interest and Taxes:
     By the end of the first quarter 2007, the Company had increased its Service Center base by 11%, adding a net 35 Service Centers to its base of 310 stores at March 31, 2006. Management views new Service Centers as a significant means to leverage the Company’s cost base and grow earnings consistently over the long term.
     As a result of the foregoing factors, including increased sales from the shift in the EOP promotion from 2006 to 2007 and the reinstatement of the direct sales representative organization in 2006, decreased gross profit caused by higher raw material costs for urea-based products, promotional pricing on equipment products, increase in indirect supply chain costs, and the operating results of the new Service Centers and Stores-on-Wheels vehicles opened in 2007 and 2006, the Stores Segment had a loss before interest and taxes of $7.5 million in the first quarter 2007 versus a loss before interest and taxes of $2.2 million for the same period in 2006. See management’s discussion regarding the use of EBIT on page 16.
Direct Segment
     The Direct Segment consists of direct (non-store) sales to national account customers, including large retailer accounts, along with the operations of the Company’s direct sales representatives. Similar to the Stores Segment, we maintain Four-Wall P&Ls for each Direct Segment unit and adjust for the same indirect income and expense items.
Sales: The following table provides supplemental detail of sales by customer sector:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006	% Change
Lawn and landscape	$12.9	$15.1	(14.6%)
Golf	3.3	0.6	450.0%

Gross sales	16.2	15.7	3.2%
Net sales adjustments	(0.3)	(0.1)	200.0

Direct Segment net sales	$15.9	$15.6	1.9%

     Direct Segment: All gross sales reflect sales transacted as direct (non-store) sales with our national account customers, including large retailer accounts, along with the operations of our direct sales representatives. The increase of $0.3 million, or 1.9%, in the first quarter 2007 compared to the same period in 2006 is primarily attributable to the shift in the EOP promotion and reinstatement of the direct sales representatives offset by a decline in sales to national accounts.
     Net sales adjustments: Freight revenue, which represents fees charged to customers in sales transactions for shipping and handling, and customer discounts and rebates are combined and reported as net sales adjustments. Net sales adjustments increased by $0.2 million in the first quarter of 2007 compared to the same period in 2006, mainly due to an increase in the amount of customer rebates corresponding to a decrease in eligible sales.

Gross Profit on Sales:
     Direct Segment gross profit as a percentage of net sales in the first quarter decreased to 12.6% in 2007 from 21.4% in 2006. The decrease is primarily a result of contractual pricing arrangements losing leverage against increased product and indirect supply chain costs.
Selling Expense:
     Selling expense includes all operating expenses of direct sales activities, including, but not limited to, payroll and related costs, incentive compensation, trade shows, and targeted marketing campaigns. In the first quarter of 2007, selling expense increased $1.2 million to $2.6 million, or 16.6% of net sales, from $1.4 million, or 9.1% of net sales, for the comparable period in 2006. This increased cost is primarily a result of the addition of 51 direct sales representatives on a quarter-over-quarter basis.
Merchant Discounts and Provision for Doubtful Accounts:
     In the first quarter of 2007, merchant discount fees were $0.6 million, or 3.7% of net sales, compared to $0.5 million, or 3.1% of net sales, in the first quarter of 2006. Merchant discounts expense includes fees incurred for regular payment terms. The 60 basis point increase year-over-year is due to the write-off of certain customer account balances, service charges, and late fees.
(Loss) Earnings before Interest and Taxes:
     As a result of the shift in the EOP promotion, reinstatement of the direct sales representatives, decline in sales to national accounts, de-leveraging of product and indirect supply chain costs to contractual pricing arrangements, and customer account write-offs, the Direct Segment incurred a loss before interest and taxes of $1.2 million in the first quarter of 2007 versus earnings before interest and taxes of $1.4 million in the comparable period of 2006. See management’s discussion regarding the use of EBIT on page 16.
Corporate
     The two operating segments are supplemented by Corporate costs incurred for support functions, including Corporate selling expenses, general and administrative expenses, marketing costs, merchant discounts for promotional activities, pre-opening costs for new Service Centers and Stores-on-Wheels vehicles, and other expenses that are not allocated to the Stores and Direct Segments.
Selling Expense:
     Corporate selling expense, comprised of customer service, bids processing, product registration and merchandising and marketing expenses, increased $0.1 million to $2.8 million in the first quarter of 2007 from $2.7 million in the same period of 2006. The majority of the increase on a quarter-over-quarter basis is due to additional marketing materials produced and distributed in the first quarter of 2007.
Merchant Discounts and Provision for Doubtful Accounts:
     In the first quarter of 2007, merchant discounts and provision for doubtful accounts expense was $0.2 million compared to $0.5 million in the first quarter of 2006. First quarter 2007 expense reflects a reduction in the provision for doubtful accounts due to customer account collection and write-off activities partially offset by an increase in promotional discount terms for the EOP and equipment clearance promotions.
Pre-Opening Expense:
     Pre-opening expense remained flat at $0.3 million in the first quarter of 2007 and 2006. The Company opened 6 new Service Centers in each of the first quarters ended March 31, 2007 and 2006. Pre-opening expense, which consists primarily of real estate broker and legal fees, grand opening advertising, payroll, supplies, third-party consulting fees, distribution, rent, and storage costs, is expensed as incurred and, thus, some costs were incurred in the first quarters of both 2007 and 2006 for stores expected to open in subsequent quarters of each respective year.

General and Administrative Expense:
     In the first quarter of 2007, general and administrative expense decreased $1.0 million to $5.4 million from $6.4 million in the comparable period of 2006. The decrease is due primarily to favorable payroll and associated payroll benefits from reduced headcount and the reduction of the asset rationalization reserve related to the re-opening of a distribution facility which had been closed in 2005 partially offset by transaction costs incurred correlating to the acquisition of LESCO by Deere & Company.
Other Income, Net:
     The $0.1 million decrease in other income, net, for the first quarter of 2007 compared to the same period in 2006 is primarily a result of the decreased discounts earned on vendor payment terms.
Interest Expense:
     Interest expense, net, increased $0.4 million in the first quarter of 2007 to $0.6 million versus $0.2 million in the comparable period of 2006 due to higher borrowings and higher borrowing rate. The average debt during the first quarter of 2007 was $29.4 million versus $2.8 million in the same period of 2006.
Income Taxes and Net Loss:

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2007	2006	Change
Loss before income taxes	$(18.1)	$(10.6)	$(7.5)
Income taxes:
Current	—	—	—
Deferred	6.2	4.3	1.9
Change in valuation allowance	(6.2)	(4.3)	(1.9)

	—	—	—

Net loss	$(18.1)	$(10.6)	$(7.5)

Loss per common share:
Diluted	$(1.98)	$(1.18)

Basic	$(1.98)	$(1.18)

     As a result of the foregoing factors, including, but not limited to: (1) the shift in a portion of EOP sales from 2006 into the first quarter of 2007; (2) the reinstatement of the direct sales representative organization in 2006; (3) higher raw material costs for urea-based products; (4) promotional activities; (5) the de-leveraging of indirect supply chain costs and contractual pricing arrangements; (6) the operating results of new Service Centers and Stores-on-Wheels vehicles opened in 2007 and 2006; and (7) customer account write-off activity, the Company had a pre-tax loss and net loss of $18.1 million, or $1.98 per diluted share, in the first quarter 2007 compared to a pre-tax loss and net loss of $10.6 million, or $1.18 per diluted share, in the same period of 2006.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has established a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some portion or the remainder of the allowance. Until such time, except for minor state and local provisions and adjustments to federal tax refunds, the Company expects to have no reported tax provision or benefit, net of valuation allowance adjustments. LESCO increased its valuation allowance $6.2 million and $4.3 million in the first quarter of 2007 and 2006, respectively.
     The impact of the valuation allowance decreased the Company’s income tax benefit by $6.2 million and $4.3 million and increased the loss per diluted share by $0.68 and $0.46 for the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     A summary of the change in cash and cash equivalents (see Statements of Cash Flows included in the attached Consolidated Financial Statements) is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Cash provided by (used in) in operations	$11.0	$(18.9)
Cash used in investing activities	(0.8)	(0.6)
Cash (used in) provided by financing activities	(0.9)	6.9

Increase (decrease) in cash and cash equivalents	$9.3	$(12.6)

     Cash was provided by operations in the first quarter of 2007 as cash in flows from sales improved, driven by EOP promotion activity, and a significant portion of the related cash payments for the cost of goods sold will be made in the second quarter resulting in an increase in accounts payable as of March 31, 2007. The Company’s inventories and corresponding accounts payable increased from December 31, 2006 in preparation for second quarter projected sales activity.
     Accounts payable leverage is summarized as follows:

	March 31,		December 31,
(Dollars in millions)	2007	2006	2006
Accounts payable	$88.3	$78.7	$48.8

Inventory	$107.4	$99.1	$92.6

Accounts payable leverage	82.2%	79.4%	52.7%

     Capital Expenditures: Our first quarter 2007 and 2006 capital expenditures can be summarized as follows:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
New stores	$0.8	$0.3
Corporate systems & miscellaneous	0.1	0.3

	$0.9	$0.6

     We expect to focus future capital expenditures primarily on Service Centers. We will continue to maintain information systems and other assets that support the operating segments. We currently estimate that ongoing, annual capital needs will range from $3 million to $4 million.
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
Financing Activities:
     Based on the seasonal use of the Company’s products, a large percentage of its sales and cash generation occur during the spring and summer. As a result of this seasonality, the Company’s working capital requirements fluctuate significantly during the year. Historically, the Company has borrowed from a revolving credit facility during the first and fourth quarters of the year in order to assure proper inventory levels and to finance operations.

     Effective May 7, 2007, Deere & Company completed its acquisition of LESCO. Concurrent with the acquisition, the revolving credit facility utilized by the Company was paid in full and terminated.
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
     During the first quarter of 2007, there were no material changes to the Company’s contractual obligations and commercial commitments as reported in its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This discussion and analysis of financial condition contains various references and disclosures concerning our accounting policies. Additionally, we have identified each of the following as a “critical accounting policy,” either because it has the potential to have a significant impact on our consolidated financial statements, because of the significance of the financial item to which it relates, or because it requires judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.
Revenue Recognition
     The Company’s sales are composed of five major revenue classifications: sales of owned product to customers, sales of vendor- consigned products, sales of product under agency arrangements, freight revenue, and contra sales recorded for customer discounts and rebates.
     We recognize revenue when the earnings process is complete, generally at the point-of-sale to a customer or when goods are shipped and title and risk of loss passes to the customer. The Company’s shipping terms are FOB shipping point and title passes to the customer at the time of shipment. We have consigned inventory agreements on certain products. We report gross revenue from the sales of consigned inventory in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Sales of consigned inventory, which are included in “Gross Sales,” were $1.1 million for the first quarter of 2007 and $1.3 million for the same period in 2006. Additionally, we have agency arrangements with vendors for which we recognize sales “net” as an agent. Agency sales are initially recorded at their gross amount and then reduced by the portion of revenue that exceeds the Company’s earned commission. Commissions included in net sales were approximately $70,000 and $114,000 for the quarters ended March 31, 2007 and 2006, respectively. Revenues generated in transactions for shipping and handling services are included in “Net Sales.” Additionally, the related costs incurred for shipping and handling are included in “Cost of Product” to determine the Company’s “Gross Profit on Sales.” Certain customers receive discounts or rebates for purchases made from the Company. The discount or rebate is recorded as a reduction to sales in the period in which the sale transaction occurs as there is no expected future benefit to be derived from the discount or rebate.
Allowance for Doubtful Accounts
     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company earns product discounts under various supplier rebate programs, which are recorded as accounts receivable and a reduction to inventory when earned. The Company provides for expected losses from all owned and recourse accounts in the allowance for doubtful accounts. Expected losses are estimated based upon the number of days the accounts are past due, historical loss experience of the Company, historical loss experience of credit portfolios with characteristics similar to the Company’s portfolio and the current business environment. Bad debt expense for the first three months of 2007 was income of $377,000 and $104,000 for 2007 and 2006, respectively. The allowance for doubtful accounts decreased by $372,000 and by $164,000 in the first quarters of 2007 and 2006, respectively.
Inventories
     Inventories are valued principally at the lower of cost (First In, First Out cost method) or market. Vendor rebates earned on purchases are recorded as a reduction to inventory on hand and recognized when the inventory is sold. The Company maintains an inventory life cycle program that requires the classification of all Stock Keeping Units (“SKUs”) into one of five categories: active, watch, phase out, discontinued and liquidated. SKUs identified as discontinued are progressively marked-down to expected net realizable value over specific periods until the costs are marked down to zero. At that point, the products are liquidated and purged from the inventory system. Estimated net realizable value of 20% of cost is based on historical sales of discontinued inventory. At March 31, 2007, a 1% change in net realizable value of current discontinued inventory would affect the reserve by approximately $3,000. We maintain a reserve for inventory shrink on a site-specific basis. This reserve is based on historical Company-wide experience of 0.2% of sales until the location obtains two physical inventory audits performed by a third-party inventory control organization. The site-specific reserve rate is then adjusted to reflect the average shrink rate from the two physical inventory counts. Actual shrink at the time of each physical inventory count is charged against the reserve. A change in the rate of inventory shrink of 0.1% of sales would have impacted the reserve for shrink by approximately $297,000 at March 31, 2007.
Income Taxes
     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of net income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). In accordance with that standard, the Company has a $28.9 million valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards, as of March 31, 2007. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company’s expectations regarding future taxable income and the Company’s cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made.
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

FORWARD LOOKING STATEMENTS
     Certain statements included in this report are forward-looking statements that involve a number of risks and uncertainties and which are based on management’s current beliefs, assumptions and expectations. These forward-looking statements can be identified by the use of predictive or future tense terms such as “anticipate,” “estimate,” “expect,” “believe,” “project,” “may,” “will” or similar terms. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those stated, implied or anticipated in the forward-looking statements, as a result of a number of factors that include, but are not limited to, the final resolution of certain contingencies relative to the collection of identified accounts receivable; the Company’s ability to add new Service Centers in accordance with its plans, which can be affected by local zoning and other governmental regulations and its ability to find favorable store locations, to negotiate favorable leases, to hire qualified individuals to operate the Service Centers, and to integrate new Service Centers into the Company’s systems; the Company’s ability to attract quickly and retain direct sales representatives who are respected in the industry and engender customer loyalty; the Company’s ability to satisfy minimum purchase requirements to meet contractual commitments and/or maximize supplier rebates; the Company’s ability to increase sales volume, particularly through its Service Centers, to leverage its capital investment and its direct and indirect supply contracts; competitive factors in the Company’s business, including pricing pressures; lack of availability or instability in the cost of raw materials which affects the costs of certain products; the successful and uninterrupted performance of supply chain services by Turf Care Supply Corp; the Company’s ability to impose price increases on customers without a significant loss in revenues; the timing and volume of customer purchases made during the Company’s early order program promotion; potential rate increases by third-party carriers which affect the cost of delivery of products; changes in existing law; the Company’s ability to effectively market and distribute new products; any litigation or regulatory proceedings against the Company; regional weather conditions; and the condition of the industry and the economy. For a further discussion of risk factors, investors should refer to the Company’s Securities and Exchange Commission reports, including but not limited to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We have used derivative financial and other instruments, where appropriate, to manage those risks. We do not enter into transactions for trading or speculative purposes. As of March 31, 2007, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, for more detailed information regarding market risk.
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     During the first quarter, management did not identify any significant changes in the Company’s internal controls in connection with its evaluation thereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1(a). RISK FACTORS
     In its Annual Report on Form 10-K for the year ended December 31, 2006, the Company described the risks considered to be the most material to its business. See “Item 1a Risk Factors” on page 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities Exchange Commission on March 16, 2007, for more detailed information regarding risk factors.

  ITEM 6. EXHIBITS

Exhibit 2(a)	Agreement and Plan of Merger among Deere & Company, Deere Merger Sub, Inc. and LESCO, Inc. dated as of February 19, 2007 (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 10(a)	LESCO, Inc. Employment Retention Plan (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 10(b)	Employment Retention Agreement, dated February 19, 2007, between the Company and Jeffrey L. Rutherford (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 10(c)	Employment Retention Agreement, dated February 19, 2007, between the Company and Bruce K. Thorn (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 10(d)	Employment Retention Agreement, dated February 19, 2007, between the Company and Michael A. Weisbarth (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 10(e)	Employment Retention Agreement, dated February 19, 2007, between the Company and Kathleen M. Minahan (included as an exhibit to Registrant’s Form 8-K dated February 19, 2007 and incorporated herein by reference).

Exhibit 31(a)	Jeffrey L. Rutherford Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31(b)	Michael A. Weisbarth Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32(a)	Jeffrey L. Rutherford Section 1350 Certification

Exhibit 32(b)	Michael A. Weisbarth Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCO, INC.

Date: May 31, 2007	By: /s/ Michael A. Weisbarth
Michael A. Weisbarth Chief Financial Officer